Form 10-Q
period 1996-04-01
UROGEN CORP
filed 1996-05-15
CIK 1003929

        ==============================================================
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ----------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-27264


                                 UROGEN CORP.
                                 ------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                    33-0687976
            --------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification no.)


         11099 North Torrey Pines Road, Suite 292, La Jolla, CA, 92037
      (Address of principal executive offices)                  (Zip code)

      Registrant's Telephone Number, including area code:  (619) 535-1590

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

The number of shares of the Common Stock of the registrant outstanding as of May 10, 1996, was 5,616,528. This Common Stock is restricted from transfer until December 31, 1997, except as specified on Page 11 (See Item 5. "Other Information" - "Market for Registrants Common Equity").

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                              Page No.
                                                              --------
Item 1.   Financial Statements
          Condensed Balance Sheets.........................      2
               March 31, 1996 (Unaudited) and
               December 31, 1995

          Condensed Statements of Operations (Unaudited)...      3
               Three Months Ended March 31, 1996
               and 1995 and July 1, 1991 (inception)
               to March 31, 1996

          Condensed Statement of Stockholders'/ Division...      4
               Equity (Unaudited) July 1, 1991
               (inception) to March 31, 1996

          Condensed Statements of Cash Flows (Unaudited)...      5
               Three Months Ended March 31, 1996
               and 1995 and July 1, 1991 (inception)
               to March 31, 1996

          Notes to Unaudited Condensed Financial
               Statements..................................      6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................      9

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings................................      11

Item 2.   Changes in Securities............................      11

Item 3.   Defaults Upon Senior Securities..................      11

Item 4.   Submission of Matters to a Vote
              of Security Holders..........................      11

Item 5.   Other Information................................      11

          Market For Registrants Common Equity

Item 6.   Exhibits and Reports on Form 8-K.................      11

Signatures.................................................      12

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                    Unaudited
                                                    March 31,    December 31,
                                                      1996           1995
                                                   -----------   -------------
ASSETS
- ------
Current assets:
Cash and equivalents                                $ 474,470    $      1,000
                                                    ---------    ------------
  Total current assets                                474,470           1,000

Property and equipment:
  Equipment                                           202,036         202,036
  Furniture and fixtures                              162,699         162,699
                                                    ---------    ------------
                                                      364,735         364,735
  Less accumulated depreciation
   and amortization                                  (280,287)       (238,063)
                                                    ---------    ------------
     Net property and equipment                        84,448         126,672

  Other assets                                         35,410          35,410
  Less accumulated amortization                       (11,803)              -
                                                    ---------    ------------
     Net other assets                                  23,607          35,410
                                                    ---------    ------------

                                                    $ 582,525    $    163,082
                                                    =========    ============

LIABILITIES AND STOCKHOLDERS'/DIVISION EQUITY
- ---------------------------------------------

Current liabilities:
  Amount due officer/shareholder                    $   5,000               -
                                                    ---------    ------------
     Total current liabilities                          5,000               -

Stockholders'/division equity:
  Preferred Sock - $0.01 par value,                         -               -
     5,000,000 shares authorized,
     none issued at March 31, 1996
     and December 31, 1995
  Common Stock - $.001 par value,                       5,617               -
     40,000,000 shares authorized,
     5,616,528 issued at March 31,
     1996 and none at December 31,
      1995
  Additional paid-in capital                          657,465               -
  Accumulated (deficit)                               (85,557)              -
  Advances from Medstone                                    -       3,888,875
  Divisional accumulated (deficit)                          -     ( 3,725,793)
                                                    ---------    ------------

Total stockholders'/division equity                 $ 577,525    $    163,082
                                                    ---------    ------------

                                                    $ 582,525    $    163,082
                                                    =========    ============

                            See accompanying notes.

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   UNAUDITED
                                   ---------

                                   Three Months Ended        July 1, 1991
                                -------------------------   (inception) to
                                 March 31,     March 31,       March 31,
                                    1996          1995           1996
                                ------------   ----------   ---------------
Net laboratory sales              $   -        $   -          $    455,580

Costs and expenses:
Cost of sales                             -            -           821,878
Research and development             42,224       17,925         2,868,054
Selling                                   -            -            11,448
General and administrative           44,237            -           566,454
Interest income                        (904)           -              (904)
                                  ---------    ---------      ------------

Total costs and expenses             85,557       17,925         4,266,930
                                  ---------    ---------      ------------

Net (loss)                        $ (85,557)   $ (17,925)     $ (3,811,350)
                                  =========    =========      ============

Net (loss) per share              $    (.02)
                                  =========
Number of shares used in the
computation of loss per share     5,616,528
                                  =========

                            See accompanying notes.

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)
              CONDENSED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
              ----------------------------------------------------
           FOR THE PERIOD JULY 1, 1991 (INCEPTION) TO MARCH 31, 1996
           ---------------------------------------------------------
                                   UNAUDITED
                                   ---------

                                   Common Stock
                              ----------------------   Additional                   Advances      Divisional
                              Number of                 paid-in     Accumulated       from        Accumulated
                               shares       Amount      Capital      (Deficit)       Medstone      (Deficit)        Total
                              ---------   ----------   ----------   ------------   ------------   ------------   ------------
Advances from Medstone
 July 1, 1991 to
 December 31, 1994                    -            -            -             -    $ 3,852,465              -    $ 3,852,465

Net loss July 1, 1991
 to December 31, 1994                              -            -             -              -    $(3,651,153)    (3,651,153)
                              ---------   ----------   ----------   -----------    -----------    -----------    -----------
                                      -            -            -             -      3,852,465     (3,651,153)       201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                    -            -            -             -         36,410              -         36,410

Net loss January 1, 1995
 to December 31, 1995                              -            -             -              -        (74,640)       (74,640)
                              ---------   ----------   ----------   -----------    -----------    -----------    -----------
                                      -            -            -             -      3,888,875     (3,725,793)       163,082

Distribution of stock
 dividend and net
 assets February 9,
                                   1996    5,616,528     $  5,617     $ 657,465     (3,888,875)     3,725,793        500,000
                              ---------   ----------   ----------   -----------    -----------    -----------    -----------
                              5,616,528        5,617      657,465             -              -              -        663,082

Net loss January 1
 1996 to March 31,
 1996                                 -            -            -       (85,557)             -              -        (85,557)
                              ---------   ----------   ----------   -----------    -----------    -----------    -----------

Balance at March 31,
 1996                         5,616,528   $    5,617   $  657,465   $   (85,557)   $         -    $         -    $   577,525
                              =========   ==========   ==========   ===========    ===========    ===========    ===========


                            See accompanying notes.

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   UNAUDITED
                                   ---------


                                                 Three Months Ended         July 1, 1991
                                             -------------------------      (inception)
                                             March 31,      March 31,       to March 31,
                                                1996          1995              1996
                                             ---------    ------------      ------------
Net loss                                       (85,557)        (17,925)       (3,811,350)

Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
    Depreciation                                42,224          17,925           415,850
    Amortization                                11,803               -            11,803
    Increase in amount due officer/
     shareholder                                 5,000               -             5,000
    Other, net                                       -               -           (30,000)
                                             ---------    ------------      ------------
    Net cash (used in)
      operating activities                     (26,530)              -        (3,408,697)

Cash flows from investing activities:
    Purchase of property and
     equipment                                       -               -          (512,267)
    Disposal of property and
     equipment                                       -               -            11,969
                                             ---------    ------------      ------------
    Net cash (used in)
      investing activities                           -               -          (500,298)

Cash flows from financing activities:
    Net advances from Medstone                       -                         3,883,465
    Capital contribution of cash
      by Medstone                              500,000               -           500,000
                                             ---------    ------------      ------------
    Net cash provided by
      investing activities                     500,000               -         4,383,465
                                             ---------    ------------      ------------

Net increase in cash and
     equivalents                               473,470               -           474,470
                                             ---------    ------------      ------------

    Cash and equivalents,
     beginning of period                         1,000               -                 -
                                             ---------    ------------      ------------

    Cash and equivalents,
     end of period                           $ 474,470    $          -      $    474,470
                                             =========    ============      ============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                MARCH 31, 1996
                                --------------

A.  ORGANIZATION AND OPERATIONS OF THE COMPANY

Urogen Corp. (the "Company"), a Delaware corporation, was incorporated on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. ("Medstone"). The Company was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone to continue the effort, started in 1991, to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. Urogen operated as a division of Medstone from July 1, 1991 to December 29, 1995.

B.  DISTRIBUTION AND CAPITALIZATION

On December 29, 1995, Medstone declared a dividend of all of the stock of Urogen Corp. to be distributed to all Medstone stockholders. Each stockholder of Medstone received, on February 9, 1996, one share of Urogen Common Stock for every one share of Medstone Common Stock held on the Record Date, December 29, 1995. The Distribution resulted in the receipt, by record holders of Medstone Common Stock, of all of Urogen's outstanding Common Stock. Upon completion of the Distribution, there were 5,616,528 shares of Urogen Common Stock outstanding.

The Distribution occurred on February 9, 1996, on which date Medstone also contributed to the capital of Urogen Corp. $500,000 cash. For financial reporting purposes, the Distribution and contribution to capital have been considered effective as of January 1, 1996, and the operations of the business have been considered those of Urogen Corp. effective that date.

Additionally, effective January 1, 1996, Medstone executed a forgiveness of all intercompany advances resulting from the prior divisional funding of operations between Medstone and Urogen.

C. PER SHARE INFORMATION

Net loss per share for the quarter ended March 31, 1996, is based on 5,616,528 common shares outstanding. As of March 31, 1996, there are outstanding, options to purchase 1,160,000 shares of Urogen Common Stock. Additionally, there are 690,000 shares reserved and available for future grant under The 1995 Stock Plan. Such outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

D.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Continued Existence
  ---------------------------------------------

The Company is in the development stage. From July 1, 1991 (inception) through March 31, 1996, the Company has incurred losses of $3,811,350. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position as of March 31, 1996 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of results for the full year.

  Property and equipment and other assets
  ---------------------------------------

Property and equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the following estimated remaining useful lives:

  Equipment                   9 Months
  Furniture and fixtures      9 Months
  Other assets                9 Months

  Stock Options
  -------------

In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123 "Accounting for Stock-based Compensation." The Company currently accounts for stock options per the requirements contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and the Company will make its election in 1996 as to its method of accounting for stock-based compensation.

E.  INCOME TAXES

Prior to the Distribution, income taxes have been allocated to the Company on a "separate return" basis whereby such amounts are determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995, have been included in the consolidated tax returns of Medstone and have been fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred during the three months ended March 31, 1996. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for Company's deferred tax assets has been recognized, as their realization is not assured.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

Urogen Corp. (the "Company") is a development-stage company which is primarily engaged in the development of pharmaceuticals to treat prostate cancer. The Company was incorporated in Delaware on June 30, 1995. It was inactive until January 1, 1996, at which date, the operations of the business, which previously operated as a division of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company.

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $3,811,350. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $474,470 existing cash balance. The Company must develop new products and raise substantial additional financing.

PLAN OF OPERATION

The Company expects that its capital resources will enable it to maintain its current and planned operations for approximately the next six to twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months Urogen will be actively pursuing opportunities to develop new prostate cancer therapeutics and diagnostics.

Depending on the Company's success in identifying promising opportunities in prostate cancer therapy, and if it is successful in attracting additional capital, Urogen could substantially increase its number of employees. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

LIQUIDITY AND CAPITAL RESOURCES

From inception on July 1, 1991, all of the Company's operations have been funded by Medstone, however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $3,811,350 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring such products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the ability of the Company to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.

The Company expects that its existing capital resources, including the $474,470 existing cash and equivalents, will enable the Company to maintain its current and planned operations for approximately the next six to twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996 and 1995, the Company had no operating revenues and net losses of $85,557 and $17,925, respectively. The increased loss for the period reflects primarily one-time costs to execute the Distribution and operate as a separate entity as well as a change in depreciation and amortization policies to expense recorded assets more rapidly based upon shorter expected useful lives.

                                  UROGEN CORP.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.  LEGAL PROCEEDINGS

     None.

Item 2.  CHANGE IN SECURITIES

     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

     Market for Registrants Common Equity

       No market for the Company's shares of capital stock presently exists and no assurance can be given that any active trading market will develop or be sustained. None of the shares of capital stock of the Company issued in the Distribution or acquired through the exercise of stock options prior to December 31, 1997, may be transferred before December 31, 1997 unless such restriction is earlier terminated by the Company as to all such shares, except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries; (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Code or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees will continue to be subject to the same transfer restriction.

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                  UROGEN CORP.
                                  ------------
                             A Delaware Corporation



Date:  May 9, 1996  /s/ Paul D. Quadros
                    --------------------------------------------
                    Paul D. Quadros
                    Chairman of the Board
                    Chief Financial Officer
                    Secretary
                    (Principal financial and accounting officer)