Form 10-Q
period 1996-06-30
UROGEN CORP
filed 1996-08-13
CIK 1003929

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                 OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-27264


                                 UROGEN CORP.
                                 ------------
            (Exact name of registrant as specified in its charter)


                  DELAWARE                         33-0687976
                  --------                         ----------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification no.)


                3099 SCIENCE PARK ROAD, SUITE A, SAN DIEGO, CA, 92121
                (Address of principal executive offices)   (Zip code)

      Registrant's Telephone Number, including area code:  (619) 450-5949

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

The number of shares of the Common Stock of the registrant outstanding as of August 9, 1996, was 5,955,528. This Common Stock is restricted from transfer until December 31, 1997, except as specified on Page 11 (See Item 5. "Other Information" - "Market for Registrants Common Equity").

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                              Page No.
                                                              --------
Item 1.                   Financial Statements

             Condensed Balance Sheets........................      2
               June 30, 1996 (Unaudited) and
               December 31, 1995

             Condensed Statements of Operations (Unaudited)..      3
               Three and Six Months Ended June 30, 1996
               and 1995 and July 1, 1991 (inception)
               to June 30, 1996

             Condensed Statement of Stockholders'/ Division..      4
               Equity (Unaudited) July 1, 1991 (inception)
               to June 30, 1996

             Condensed Statements of Cash Flows (Unaudited)..      5
               Three and Six Months Ended June 30, 1996
               and 1995 and July 1, 1991 (inception) to
               June 30, 1996

             Notes to Unaudited Condensed Financial
               Statements....................................      6

Item 2.      Management's Discussion and Analysis of.........      9
               Financial Condition and Results of
               Operations

                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 1.      Legal Proceedings...............................      11
Item 2.      Changes in Securities...........................      11
Item 3.      Defaults Upon Senior Securities.................      11
Item 4.      Submission of Matters to a Vote
             of Security Holders.............................      11
Item 5.      Other Information...............................      11
             Market For Registrants Common Equity
Item 6.      Exhibits and Reports on Form 8-K................      11
             Signatures......................................      12

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)
                           CONDENSED BALANCE SHEETS
                       --------------------------------

                                                    June 30,        December 31,
                                                      1996              1995
                                                   -------------   -------------
ASSETS                                              (Unaudited)       (Note)
- ------
Current assets:
Cash and equivalents                                  $  452,433    $   1,000
                                                      ----------    ---------
  Total current assets                                   452,433        1,000

Property and equipment:
  Equipment                                              202,036      202,036
  Furniture and fixtures                                 162,699      162,699
                                                      ----------    ---------
                                                         364,735      364,735
                                                      ----------    ---------
  Less accumulated depreciation
   and amortization                                     (322,511)    (238,063)
                                                      ----------    ---------
     Net property and equipment                           42,224      126,672

Other assets                                              35,410       35,410
  Less accumulated amortization                          (23,606)
                                                      ----------    ---------
     Net other assets                                     11,804       35,410
                                                      ----------    ---------
                                                      $  506,461    $ 163,082
                                                      ==========    =========

LIABILITIES AND STOCKHOLDERS'/DIVISION EQUITY
- ---------------------------------------------

Current liabilities:
  Accounts payable                                    $    3,000            -
  Amount due officer/shareholder                           5,000            -
                                                      ----------   ----------
     Total current liabilities                             8,000            -

Stockholders'/division equity:
  Preferred Sock - $0.01 par value,                            -            -
     5,000,000 shares authorized,
     none issued at June 30, 1996
     and December 31, 1995
  Common Stock - $.001 par value,                          5,956            -
     40,000,000 shares authorized,
     5,955,528 issued at June 30,
     1996 and none at December 31,
       1995
  Additional paid-in capital                             674,076            -
  Accumulated (deficit)                                 (181,571)           -
  Advances from Medstone                                       -    3,888,875
  Divisional accumulated (deficit)                             -   (3,725,793)
                                                      ----------  -----------
Total stockholders'/division equity                      498,461      163,082
                                                      ----------  -----------
                                                      $  506,461  $   163,082
                                                      ==========  ===========

Note: The Balance Sheet at December 31, 1995 has been derived from the audited statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                   UNAUDITED
                                   ---------


                                   Three Months Ended            Six Months Ended          July 1, 1991
                                ------------------------   ----------------------------   (inception) to
                                 June 30,      June 30,       June 30,       June 30,        June 30,
                                   1996          1995           1996           1995            1996
                                -----------   ----------   --------------   -----------   ---------------
Net laboratory sales            $        -    $       -    $           -     $       -      $    455,580

Costs and expenses:
Cost of sales                            -            -                -             -           821,878
Research and development            68,174       19,839          110,398        37,764         2,936,226
Selling                                  -            -                -             -            11,448
General and administrative          32,669            -           76,904             -           599,123
Interest income                     (4,827)           -           (5,731)            -            (5,731)
                                 ---------    ---------       ----------    ----------      ------------
Total costs and expenses            96,016       19,839          181,571        37,764         4,362,944
                                 ---------    ---------       ----------    ----------      ------------

Net loss                        $  (96,016)   $ (19,839)   $    (181,571)   $  (37,764)     $ (3,907,364)
                                 =========    =========    =============    ==========      ============


Net loss per share              $     (.02)   $    (.00)   $        (.03)   $     (.01)
                                ===========   =========    =============    ==========

Number of shares used in         5,955,528    5,616,528        5,955,528     5,616,528
the computation of net          ===========   =========    =============    ==========
loss per share


                                 See accompanying notes.

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)
             CONDENSED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
             ----------------------------------------------------
           FOR THE PERIOD JULY 1, 1991 (INCEPTION) TO JUNE 30, 1996
           ---------------------------------------------------------
                                   UNAUDITED
                                   ---------

                                          Common Stock
                                       ------------------   Additional                    Advances      Divisional
                                       Number of             paid-in     Accumulated        from        Accumulated
                                        shares     Amount    Capital      (Deficit)       Medstone       (Deficit)         Total
                                       ---------   ------   ----------   ------------   ------------   -------------   -------------

Advances from Medstone
 July 1, 1991 to
 December 31, 1994                             -   $    -    $       -   $         -    $ 3,852,465    $         -      $ 3,852,465

Net loss July 1, 1991
 to December 31, 1994                          -        -            -             -              -      (3,651,153)     (3,651,153)

                                       ---------   ------   ----------   -----------    -----------    ------------    ------------
                                               -        -            -             -      3,852,465      (3,651,153)        201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                             -        -            -             -         36,410               -          36,410

Net loss January 1, 1995
 to December 31, 1995                          -        -            -             -              -         (74,640)        (74,640)

                                       ---------   ------   ----------   -----------    -----------    ------------    ------------
                                               -        -            -             -      3,888,875      (3,725,793)        163,082

Distribution of stock
 dividend and net
 assets February 9, 1996               5,616,528    5,617      657,465             -     (3,888,875)      3,725,793         500,000
                                       ---------   ------   ----------   -----------    -----------    ------------    ------------
                                       5,616,528    5,617      657,465             -              -               -         663,082

Distribution of Common Stock
 for services at $.05 per share -
 June 1996                               339,000      339       16,611             -              -               -          16,950

Net loss January 1, 1996
to June 30, 1996                               -        -             -     (181,571)             -               -        (181,571)

                                       ---------   ------   ----------   -----------    -----------    ------------    ------------

Balance at June 30, 1996               5,955,528  $  5,956   $ 674,076    $ (181,571)   $         -    $          -     $   498,461
                                       =========  ========   =========    ===========   ===========    ============     ===========

                                 See accompanying notes.

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                      -----------------------------------
                                   UNAUDITED
                                   ---------

                                  Three Months Ended            Six Months Ended           July 1, 1991
                               --------------------------    ----------------------      (inception) to
                                 June 30,        June 30,      June 30,     June 30,       June 30,
                                  1996             1995         1996         1995            1996
                               ------------    ----------    ---------    ---------       ------------
Net loss                           $(96,016)     $(19,839)   $(181,571)   $ (37,764)       $(3,907,364)

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
Depreciation                         42,226        19,839       84,448       37,764            458,074
Amortization                         11,803             -       23,606            -             23,606
Increase in amount due
  officer / shareholder                   -             -        5,000            -              5,000
Increase in accounts
  payable                             3,000             -        3,000            -              3,000
Non-cash distribution
  of Common Stock                    16,950             -       16,950            -             16,950
Other, net                                -             -            -            -            (30,000)
                               ------------    ----------    ---------    ---------       ------------
Net cash used in
  operating activities              (22,037)            -    $ (48,567)           -        $(3,430,734)

Cash flows from investing
  activities:
Purchase of property and
  equipment                               -             -            -            -           (512,267)
Disposal of property and
  equipment                               -             -            -            -             11,969
                               ------------    ----------    ---------    ---------       ------------
Net cash used in
  investing activities                    -             -            -            -           (500,298)

Cash flows from financing
  activities:
Net advances from
  Medstone                                -             -            -            -          3,883,465
Capital contribution of
  cash by Medstone                        -             -      500,000            -            500,000
                               ------------    ----------    ---------    ---------       ------------
Net cash provided by
  financing activities                    -             -      500,000            -          4,383,465
                               ------------    ----------    ---------    ---------       ------------

Net increase (decrease)
  in cash and equivalents           (22,037)            -      451,433            -            452,433
                               ------------    ----------    ---------    ---------       ------------

Cash and equivalents,
 beginning of period                474,470             -        1,000            -                  -
                               ------------    ----------    ---------    ---------       ------------

Cash and equivalents,
 end of period                     $452,433     $       -    $ 452,433    $       -        $   452,433
                               ============    ==========    =========    =========       ============

                                 See accompanying notes.

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                 June 30, 1996
                                 -------------


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

C. PER SHARE INFORMATION

Net loss per share is based on the weighted average common shares outstanding. As of June 30, 1996, there are outstanding, options to purchase 1,160,000 shares of Urogen Common Stock. Additionally, there are 690,000 shares reserved and available for future grant under The 1995 Stock Plan. Such outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

D.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of  Presentation and Continued Existence
  ----------------------------------------------

The Company is in the development stage. From July 1, 1991 (inception) through June 30, 1996, the Company has incurred losses of $3,907,364. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position as of June 30, 1996 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of results for the full year.


  Stock Options
  -------------

On January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-based Compensation." As permitted by the Statement, the Company accounts for stock options per the requirements contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of the new Standard had no impact on the Company's financial statements.

E.  INCOME TAXES

Prior to the Distribution, income taxes had been allocated to the Company on a "separate return" basis whereby such amounts are determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995, have been included in the consolidated tax returns of Medstone and have been fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred during the six months ended June 30, 1996. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for the Company's deferred tax assets has been recognized, as their realization is not assured.


F.  RELATED PARTY TRANSACTIONS

During June 1996, the Company issued 339,000 shares of Common Stock valued at $.05 per share to a research organization in connection with the execution of an Affiliation Agreement. During 1996, the Company paid the research organization $9,000 cash for services. During 1996, the Company paid a shareholder/officer $20,000 cash for consulting services. As of June 30, 1996, the Company owes the research organization $3,000 and the shareholder/officer $5,000 for services.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $3,907,364. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $452,433 existing cash balance. The Company must develop new products and raise substantial additional financing.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception on July 1, 1991, all of the Company's operations have been funded by Medstone, however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $3,907,364 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

The Company expects that its existing capital resources, including the $452,433 existing cash and equivalents, will enable the Company to maintain its current and planned operations for approximately the next six to twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

RESULTS OF OPERATIONS

For the three months ended June 30, 1996 and 1995, the Company had no operating revenues and net losses of $96,016 and $19,839, respectively. The increased loss for the period reflects primarily one-time costs to execute the Distribution and operate as a separate entity, a change in depreciation and amortization policies to expense recorded assets more rapidly based upon shorter expected useful lives and a one-time expense associated with the issuance of 339,000 shares of Common Stock in connection with the execution of an Affiliation Agreement with a research organization.

For the six months ended June 30, 1996 and 1995, the Company had no operating revenues and net losses of $181,571 and $37,764, respectively. The increased loss for the period reflects primarily one-time costs to execute the Distribution and operate as a separate entity, a change in depreciation and amortization policies to expense recorded assets more rapidly based upon shorter expected useful lives and a one-time expense associated with the issuance of 339,000 shares of Common Stock in connection with the execution of an Affiliation Agreement with a research organization.

                                 UROGEN CORP.
                       (A Development-Stage Enterprise)

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Market for Registrants Common Equity

       No market for the Company's shares of capital stock presently exists and no assurance can be given that any active trading market will develop or be sustained. None of the shares of capital stock of the Company issued in the Distribution or otherwise, or acquired through the exercise of stock options prior to December 31, 1997, may be transferred before December 31, 1997 unless such restriction is earlier terminated by the Company as to all such shares, except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries; (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Code or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees will continue to be subject to the same transfer restriction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1996.

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



                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation



Date:  August 9, 1996                /s/ PAUL D. QUADROS
                                     ---------------------
                                     Paul D. Quadros
                                     Chairman of the Board
                                     Chief Financial Officer
                                     Secretary
                                     (Principal financial and accounting
                                     officer)