Form 10KSB40
period 1996-12-31
UROGEN CORP
filed 1997-03-28
CIK 1003929

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                 OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [X]

   The number of shares of the Common Stock of the registrant outstanding as of March 28, 1997, was 7,389,528. The number of shares of Common Stock held by nonaffiliates on such date was 5,748,177 with an estimated value of $287,409 based upon the value of the dividend distribution in the Company's Information Statement dated February 6, 1996. This Common Stock is restricted from transfer, except as specified on Page 10 (See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters") until December 31, 1997.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-K

                               TABLE OF CONTENTS
                               -----------------


              ITEM NUMBER AND CAPTION                               PAGE NO.
              -----------------------                               --------

PART I

Item 1.       Business...........................................    3
Item 2.       Properties.........................................    9
Item 3.       Legal Proceedings..................................    9
Item 4.       Submission of Matters to a Vote of Security Holders    9

PART II

Item 5.       Market For Registrant's Common Equity
               and Related Stockholder Matters...................   10
Item 6.       Selected Financial Data............................   11
Item 7.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations........................................   11
Item 8.       Financial Statements and Supplementary Data........   13
Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............   13

PART III

Item 10.      Directors and Executive Officers of the Registrant.   13
Item 11.      Executive Compensation.............................   16
Item 12.      Security Ownership of Certain Beneficial
               Owners and Management.............................   17
Item 13.      Certain Relationships and Related Transactions.....   18

PART IV

Item 14.      Exhibits and Financial Statement Schedules, and
               Reports on Form 8-K...............................   20

                                     PART I

Item 1.  BUSINESS

UroGen Corp. (the "Company") is a development stage company which is primarily engaged in the development of pharmaceuticals to treat prostate cancer. The Company was inactive until January 1, 1996, at which date the operations of the business, which previously operated as two divisions of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company.

UroGen Corp., a Delaware corporation, was incorporated on June 30, 1995, as a wholly-owned subsidiary of Medstone. The Company was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone to continue the effort, started in 1991, to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. UroGen operated as a division of Medstone from July 1, 1991 to December 29, 1995.

On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. Each stockholder of Medstone received, on February 9, 1996, one share of UroGen Common Stock for each share of Medstone Common Stock held on the Record Date, December 29, 1995. The Distribution resulted in the receipt by record holders of Medstone Common Stock of all of UroGen's outstanding Common Stock. Upon completion of the Distribution, there were 5,616,528 shares of UroGen Common Stock outstanding.

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

PROSTATE DISEASE

  The prostate is a chestnut-shaped gland that surrounds the urethra (the tube leading from the bladder). The function of the prostate is to secrete a thin, milky fluid into the urethra to join the semen and fluids from the seminal vesicles during ejaculation. Prostate secretions act to neutralize the seminal fluid and acidic secretions of the vagina.

  The prostate gland develops under the control of male hormones; it continues to respond to hormone growth factors throughout adult life. Thus with time and testosterone, enlargement of prostate tissue proceeds naturally. This condition is called Benign Prosthetic Hyperplasia (BPH). It afflicts most men past the age of 45, to some degree.

  It is the cylindrical embrace of the urethra, caused by BPH, which is destined to cause many men to suffer. When the gland swells from infection or enlarges from natural overgrowth it pinches off urine flow. The resulting discomfort and dangerous obstruction sends over 400,000 men to their urologist each year.

  A prostate sugar protein called Prostate Specific Antigen, or PSA, inhibits the seminal fluid from coagulating. Antibody assays for PSA in patients' serum are an unfailing indication of the presence of prostate tissue. The PSA assay has become the standard blood test for prostate assessment. PSA plus a Digital Rectal Exam (DRE) and ultrasound-guided needle biopsies are often used to help diagnose prostate disease. However, there is no definitive, noninvasive diagnostic for prostate cancer nor any current diagnostic to determine if the cancer is localized in the prostate or has begun an early migration to other organs including bone tissue.

  Further degeneration of cellular growth control results in prostate cancer. Excluding skin cancers, prostate cancer is the most common malignancy in males and is second only to lung cancer in causing male cancer deaths. In 1996 more than 300,000 new cases were diagnosed and there will be more than 40,000 deaths. The most aggressive form of prostate cancer usually spreads (metastasizes) to bone marrow, where it is almost always fatal. There is no known cure for metastatic prostate cancer.

  The August 1993 issue of the Journal of Urology describes an autopsy study at Wayne State University School of Medicine titled "The Frequency of Carcinoma and Intraepithelial Neoplasia of the Prostate in Young Male Patients." The report observes that "the initiating events leading to clinically relevant prostate cancers are likely to occur at a remarkably young age." It describes the "suprisingly high frequency of prosthetic intraepithelial neoplasia and histological carcinoma in the prostates of young men." Finding microscopic, silent, multifocal carcinoma in many men and not having assays to predict mutagenic rate or metastatic events is creating a dilemma in modern urology. Most men die with pathologic evidence of prostate cancer.

  Metastatic prostate cancer is treated today by depriving the cells of their growth hormones to prevent or slow down cell division. Various physical and chemical techniques are available for blocking the production of testosterone and dihydrotestosterone, the androgen growth promoters for the prostate gland. Prostate cancer cells that depend upon androgens to grow enter a suicide pathway when deprived of these hormones. This is the reason for the dramatic response seen in many prostate cancer patients undergoing androgen ablation therapy. Eventually, androgen independent mutant clones develop that do not enter the programmed death pathway. They have been self selected to grow without systemic hormones. At the present time, there is no known way to eliminate this population of metastatic prostate cells.

RESEARCH FOCUS

  Genetic Engineering to reprogram target organ cells and immune cells.

  The genetic program in each cell controls its growth, development, and function. Modern molecular engineering allows scientists to change this program, a process called genetic engineering or gene therapy. Genetic engineering is a new and complex technology with uncertain results in many cases. There is controversy currently in the medical and scientific community as to the success to date of genetic engineering in achieving its goals.

  Genetic engineering employs different cell engineering technologies to permanently or temporarily alter the cell's program. In general, genetic information that is inserted into the nucleus of a dividing cell line will be permanent, while genetic code delivered to the cell's cytoplasm will function only as a temporary change. The cells can be engineered outside or inside the body. These techniques allow many new experiments to manipulate cell behavior, correct genetic defects, reduce the mutation rate, and stimulate the immune system.

  Immune Engineering to generate intolerance to invading cancer cells.

  Vaccination to achieve immunity against infectious disease has been practiced as a medical art for over 200 years. It is only within the last 10 years that the molecular basis for immunity could be partially explained and harnessed more effectively. Much mystery remains, but enough is known to guide experimental science towards new vaccination techniques and new drugs that might harness the immune system to fight cancer.

UroGen is planning to explore experimental compounds and protocols that use patients' tumor cells, peripheral blood lymphocytes, and a combination of cytokines, lymphokines, lipids, proteins and sugar complexes to stimulate the patient's immune system to recognize tumors as abnormal or "non-self." There are two kinds of Lymphocytes, the main cell in the immune system, B Lymphocytes and T Lymphocytes make specific antibodies when activated and T Lymphocytes become activated by specific infectious viruses. Cytokines are protein hormones made by cells of the immune system. When protein hormones are made by lymphocytes they are called lumphokines. The healthy immune reactin directed against "non-self" tissue is one of the most powerful and precise destructive forces in biology.

  Antibody Conjugates for current diagnostics and future therapeutic biobullets.

  As part of the Distribution, UroGen obtained ProsmetTM 562, a proprietary prostate antibody that has the ability to bind to metastatic prostate epithelial cells with specificity and sensitivity. The economic value of this molecule is not known at this time. However, if similar molecules show clinical promise, additional research and development of ProsmetTM 562 will be re-evaluated.

  The genetic information that codes the sight specific portion of our antibody may have great value in assisting the management of immune tolerance in prostate metastatic cancer. These antibodies might have therapeutic value when conjugated to cytotoxic compounds like doxorubicin which kill cells after being ingested. Some recent success in chemotoxic antibody conjugates in animal cancer models has renewed interest in this high risk approach to cancer therapeutics.

  Synthetic Chemistry to create novel small molecule and polymer drugs.

  UroGen is planning to research linking antibodies to therapeutic agents. In addition, the Company is interested in synthesizing steroid and non-steroid androgen blocking agents as well as the use of time delay polymer chemistry to help control the pharmacokinetics of a wide range of large and small molecules.

COMPETITION

  UroGen is engaged in a rapidly changing field. Existing therapies and products to treat prostate disorders will compete directly with the products that the Company is seeking to develop and market. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant prostate and urological system products approved or in development and operate large, well funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, UroGen will face competition based on product efficacy, safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company. Additionally, there is no assurance that technologies developed by others will not render the potential products of the Company uneconomical or obsolete, or that the Company will be successful in marketing its potential products against competitors.

GOVERNMENT REGULATION

  The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Clinical trials are rigorously regulated. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice ("GLP") regulations. Clinical testing must meet requirements for institutional review board oversight and informed consent, as well as FDA prior review, oversight and good clinical practice requirements. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. Clinical trials in the United States frequently require large numbers of test subjects. There can be no assurance that those conducting clinical trials for the Company will be able to initiate trials at preferred clinical test sites, recruit sufficient test subjects or that clinical trials will be started or completed successfully within any specified time period, if at all, with respect to any of the Company's products. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects participating in such trials are being exposed to unacceptable health risks. Their can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to delay or suspend clinical trials.

  Their can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval. Before receiving FDA approval to market a product, the Company may have to demonstrate that the product represents an improved form of treatment compared to existing therapies. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development and FDA regulatory review. Similar delays may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of the product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for postmarketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacture and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Moreover, Congress has given drug pricing extensive scrutiny and is considering legislation to restrict price increases of pharmaceuticals, especially sales to the federal and state government. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

  The Company intends to establish collaborative relationships to conduct clinical testing and seek regulatory approvals to market its products in major markets outside the United States. There can be no assurance that the Company will be successful in establishing such relationships or that such approvals will be received in a timely basis, if at all. Sales of pharmaceutical products outside the United States are subject to regulatory requirements that vary from country to country. In the European Union, ("EU"), the general trend has been towards coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each EU country. The level of regulation in the EU and other foreign jurisdictions varies widely.
The time required to obtain regulatory approval from comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval.

  In addition, in certain foreign markets, the Company may be subject to governmentally mandated prices. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

INTELLECTUAL PROPERTY

  The company's success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

  In September 1996, the Company entered into an Exclusive License Agreement with the University of California. Under the terms of the Agreement, the Company obtained exclusive rights for the commercial development, use, and sale of products from the inventions generally characterized as "Detection of Carcinoma Metastases by Nucleic Acid Amplification."

  In February 1997, the Company entered into an Exclusive License Agreement with The Immune Response Corporation. Under the terms of the License Agreement, the Company obtained exclusive rights to develop and commercialize Licensed Products for use in the fields of tumors of the urogenital system, excluding the ovaries. The rights obtained by the Company under this Agreement are generally characterized as "Tumor Sensitization by Gene Therapy."

  Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those the Company may acquire or develop. There is a substantial backlog of biotechnology and pharmaceutical patents at the United States Patent and Trademark Office (PTO). Accordingly, the time at which the Company's or competitors' patent applications will issue as patents cannot be predicted. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to discover subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions.

  The commercial success of the Company will also depend, in part, on not infringing on patents issued to others and not breaching the technology licenses upon which any Company products are based. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the prostate field. Some of these applications or patents may be competitive with the Company's applications, or conflict in certain respects with claims made under the Company's applications. Such a conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to others which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary technology also claimed by the Company. The Company may have to participate in interference proceedings declared by the PTO or litigation to determine priority of inventions, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company.

  There can be no assurance that the Company's patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third party claim could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

  The Company also relies on secrecy to protect its technology, especially where patent protections is not believed to be approved or obtainable. Thus, UroGen will protect its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

EMPLOYEES

  The Company has no full-time employees. At present it will initially utilize certain personnel on a part-time basis to assist with administrative, research, clinical trails, and accounting operations. The Company expects over time to retain full and part-time personnel and consultants to satisfy its research and development, marketing, production, regulatory and administrative staffing requirements.

HISTORY OF OPERATING LOSSES;  ACCUMULATED DEFICIT

  The Company's predecessor divisions have experienced significant operating losses since their inception in 1991. As of December 31, 1996, the Company's balance sheet reflects an accumulated deficit of $443,998. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required approvals and manufacture and market its products.

DEPENDENCE UPON KEY PERSONNEL

  The Company's future success, if any, depends to a significant degree upon the continued service of key technical and senior management personnel, particularly Ivor Royston, M.D., the loss of any of whose services might significantly delay the Company's efforts. None of such persons is bound by an employment agreement or covered by an insurance policy of which the Company is the beneficiary. In addition, the Company will rely on consultants and advisors, including its scientific advisors, to assist the Company in formulating its research and development strategy. In order to pursue its product development and marketing plans, the Company may be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, and marketing. Product development and marketing may also require the addition of management personnel and the development of additional expertise by existing
management personnel.   The Company's success depends on its ability to attract
and retain such highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or attract, assimilate or retain highly qualified technical and managerial personnel in the future. If the Company is unable to hire the necessary technical personnel, its ability to develop new and enhanced products could be impaired. Failure to do so could have a material adverse effect upon the Company's business and results of operations. Further, a significant portion of the Company's research and development will be conducted under sponsored research programs with universities and other research organizations. The Company will depend on the abilities of the principal investigator available to conduct research and development. The Company's collaborators will not be employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. The Company's collaborators may have relationships with other commercial entities, some of which could compete with the Company.

CAPITALIZATION

  The following table sets forth the capitalization of the Company. This data should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere herein.

                                                                        December 31,
                                                                 ------------------------
                                                                     1996        1995
                                                                 -----------   ----------
Stockholders'/division equity:

Preferred stock, $.01 par value.  Authorized
 5,000,000 shares; none issued or outstanding                    $    --       $      --

Common stock, $.001 par value.  Authorized
 40,000,000 shares; 5,979,528 issued and outstanding
 at December 31, 1996 and none at December 31, 1995                   5,980           --

Additional paid-in capital                                          675,252           --

Deficit accumulated during development stage                       (443,998)          --
Advances from Medstone                                                --         3,888,875
Divisional accumulated (deficit)                                      --        (3,725,793)
                                                                 ----------    -----------
 Total division equity                                           $  237,234    $   163,082
                                                                 ==========    ===========

 Total capitalization                                            $  237,234    $   163,082
                                                                 ==========    ===========

DIVIDEND POLICY

  The Company presently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends in the foreseeable future.


ITEM 2.  PROPERTIES

  The Company currently rents office and laboratory space within the facilities of the Sidney Kimmel Cancer Center in San Diego, California under a three year affiliation agreement which expires May 31, 1999.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any material litigation or legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Common Stock of UroGen was distributed to the public as a dividend to holders of Medstone International, Inc. Common Stock. Each stockholder of Medstone received, as of February 9, 1996, one share of UroGen Common Stock for every one share of Medstone Common Stock held on the Record Date, December 31, 1995. Upon completion of the Distribution, there were 5,616,528 shares of UroGen Common Stock outstanding. None of the shares of the Company issued in this Distribution may be transferred before December 31, 1997 unless such restriction is earlier terminated by the Company as to all such shares, except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries; (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended (the "Code"), or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees will continue to be subject to the same transfer restriction. The certificates representing the shares issued in the Distribution bear the legends referring to such restrictions. As of December 31, 1996, there are also outstanding options to purchase 1,425,000 shares of UroGen Common Stock (see "Capitalization"). During 1996, there has not been any public trading market for the UroGen Common Stock.

TRADING OF UROGEN COMMON STOCK

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

  The Company has approximately 395 stockholders of record as of December 31, 1996.

Item 6.  SELECTED FINANCIAL DATA

  The following selected financial data of UroGen Corporation, and the UroGen division of Medstone, UroGen's predecessor, reflects UroGen's operating results as a stand-alone entity during 1996, and UroGen's historical operation as a division of Medstone and should be read in conjunction with the Company's historical financial statements and respective notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section. This financial data as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 and the period July 1, 1991, to December 31,
1996 have been derived from the audited financial statements of the Company, included elsewhere herein. The financial data for all other periods and dates have been derived from unaudited financial statements of the Company. In the opinion of management, such unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Note, all amounts in thousands.

                                                                                                Period from
                                                                                               July 1, 1991
                                                                                              (inception) to
                                                      Year Ended December 31,                  December 31,
                                           ------------------------------------------------
                                            1996      1995     1994      1993       1992           1996
                                           -------   ------   ------   --------   ---------   ---------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net laboratory sales                     $   --    $  --    $  --    $   296    $    159          $    456
Costs and expenses:
  Cost of sales                                --       --       --        599         222               822
  Research and development                    348       75      165      1,273       1,030             3,174
  Selling, general and administrative         174       --      233        301          --               708
                                           ------    -----    -----    -------    --------          --------
         Total costs and expenses             522       75      398      2,173       1,252             4,704
                                           ------    -----    -----    -------    --------          --------
Loss from operations                         (522)     (75)    (398)    (1,877)     (1,093)           (4,248)
Other                                          64       --       --         --          --                64
Interest income                                14       --       --         --          --                14
                                           ------    -----    -----    -------    --------          --------
Net loss                                   $ (444)   $( 75)   $(398)   $(1,877)   $ (1,093)         $ (4,170)
                                           ======    =====    =====    =======    ========          ========
Net loss per share                         $ (.07)
Weighted average shares outstanding         5,980


                                                              December 31,
                                           -----------------------------------------------
                                             1996     1995     1994      1993        1992
                                           ------    -----    -----    -------    --------
BALANCE SHEET DATA:
Working Capital                            $  235    $   1    $  --    $    23    $     66

Total assets                                  253      163      201        327         414
Total equity                                  237      163      201        313         387


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

  UroGen Corp. (the "Company") is a development stage company which is primarily engaged in the development of pharmaceuticals to treat prostate cancer. The Company was incorporated in Delaware on June 30, 1995. It was inactive until January 1, 1996, at which date the operations of the business, which previously operated as a division of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company.

  The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated a net loss of $4,169,791. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $250,255 existing cash balance. The Company must develop new products and raise substantial additional financing.

PLAN OF OPERATION

  The Company expects that its capital resources will enable it to maintain its current and planned operations for approximately the next six to twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months UroGen will be actively pursuing opportunities to develop and/or license new prostate cancer therapeutics and diagnostics.

  Depending on the Company's success in identifying promising opportunities in prostate cancer therapy, and if it is successful in attracting additional capital, UroGen could substantially increase its number of employees. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

LIQUIDITY AND CAPITAL RESOURCES

  From inception on July 1, 1991, all of the Company's operations have been funded by Medstone, however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,169,791 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

  The Company expects that its existing capital resources, including the $250,255 existing cash and equivalents, and financing received in January 1997, will enable the Company to maintain its current and planned operations into 1998. The Company intends to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

RESULTS OF OPERATIONS

  For the years ended December 31, 1996 and 1995, the Company had no operating revenues and net losses of $443,998 and $74,640, respectively. The increased loss for the current period reflects primarily a technology licensing fee paid, the new cost structure to operate as a separate entity and a one-time charge for disposition of fixed and other assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K"


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position of each present executive officer and director of the Company.

Name                     Age   Position
----                     ---   --------

Paul D. Quadros           50   Chairman of the Board, Chief Financial Officer and Secretary

Ivor Royston, M.D.        51   President, Chief Executive Officer and Director

Robert Sobol              44   Executive Vice President and Chief Operating Officer

William Raschke           50   Director of Research

Peter F. Bernardoni       37   Director

  PAUL D. QUADROS has been the Company's Chairman of the Board, Chief Financial Officer and Secretary since the Company's formation in June, 1995. From June 1994 to May 1995 Mr. Quadros served as Senior Vice President and Chief Financial Officer of Thermatrix, Inc., a manufacturer of pollution control equipment. Prior to joining Thermatrix, Mr. Quadros was, from January 1985 an officer and from April 1986 a General Partner of Technology Funding, a venture capital management organization. From April 1986 through May 1994, Mr. Quadros was a member of Technology Funding's Commitments Committee, serving as its Chairman from 1987-1990. During his affiliation with Technology Funding he also served as Director of Research and Director of Equity Investments. From 1991-1994
Mr. Quadros was Chairman of Technology Funding's Medical Investment Committee and was actively involved in managing Technology Funding's healthcare portfolio. Mr. Quadros serves as a director of several private companies and one public company, Cardiac Science.

  Prior to joining Technology Funding in 1985 Mr. Quadros was Executive Vice President of Amreal Securities Corp., an affiliate of Home Federal Savings and Loan. Before joining Amreal in April 1984, Mr. Quadros was a Senior Vice President of Public Storage, Inc., a national real estate developer. Prior to joining Public Storage in 1981, Mr. Quadros was Assistant Treasurer of The Time Mirror Company, where he served for seven years in several corporate finance positions. Mr. Quadros began his career as a securities analyst and institutional portfolio manager. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from UCLA Graduate School of Management.

  IVOR ROYSTON, M.D. has been President, Chief Executive Officer and Director since the Company's formation in June 1995. Dr. Royston was appointed by the President of the United States to the National Cancer Advisory Board during 1996.

    Dr. Royston is the President and Chief Executive Officer of Sidney
Kimmel Cancer Center (formerly the San Diego Regional Cancer Center) a position he has held since founding the Center in 1990. He is also a General Partner of Forward Ventures, a life science venture capital firm. From 1977 to 1993
Dr. Royston held various positions in academic medicine at the University of California, San Diego (UCSD) School of Medicine, including Assistant Professor of Medicine from 1977-1982 and Associate Professor of Medicine from 1982-1990. In addition, Dr. Royston served as Director, Clinical Immunology Program at the UCSD Cancer Center and Chief of Oncology at the San Diego VA Medical Center.

  Dr. Royston is Associate Editor of the Cancer Gene Therapy, and the Journal of Clinical Laboratory Analysis; Antibody, Immunoconjugates & Radio Pharmaceutics. He serves on the Editorial Board of Hybridoma and Molecular Biology of Cancer. Dr. Royston is a frequent reviewer for the Journal Cancer Research, Journal Blood, and the Journal of Clinical Oncology.

  Dr. Royston is the holder of six patents and is a member of eleven medical and scientific societies and has published more than 100 scientific papers.

  Dr. Royston was a founder and Director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the Board of Directors of Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombioChem, Inc. and GenQuest, Inc. He currently serves on the Scientific Advisory Boards of Prizm Pharmaceuticals, Inc. and Ixys Inc. and is a member of the Board of Directors of First Dental Health, Inc.

  Dr. Royston received a B.A. in Human Biology from Johns Hopkins University and an M.D. from the Johns Hopkins School of Medicine. He later trained in internal medicine and oncology at Stanford University and is board certified in both Internal Medicine and Medical Oncology.

  ROBERT E. SOBOL, M.D. has been Executive Vice President and Chief Operating Officer of UroGen since July 1996. Dr. Sobol has been a pioneer in developing clinical applications of immuno therapy and gene therapy for the treatment of cancer. Dr. Sobol is also the Director of Clinical Science at Sidney Kimmel Cancer Center which is affiliated with Sharp Healthcare, one of the largest healthcare providers in San Diego. He was a founder and Vice President of IDEC Pharmaceuticals Corporation, a publicly traded company developing monoclonal antibody based treatments for cancer and autoimmune disorders. He was also a founder of GeneSys Therapeutics, a gene therapy company which merged with publicly traded Somatix Therapy Corporation and subsequently with Cell GeneSys Incorporated. Dr. Sobol also serves on the Scientific Advisory Board of Prizm Pharmaceuticals, Inc.

  Dr. Sobol is an internationally recognized expert in the gene therapy of cancer. Dr. Sobol led the research team which was the first to treat a brain tumor patient with cytokine gene therapy. He is also the principal investigator for the first gene therapy protocol approved for the treatment of colon carcinoma. Dr. Sobol is the editor of the Journal Cancer Gene Therapy which is published by the medical journals division of Simon & Shuster. He is also on the Editorial Board of the Journal of Oncology Reports.

  Dr. Sobol is named as inventor on six issued or pending patent applications. he is a member of four medical and scientific societies, serves on the Clinical Program Review Committee of the National Cancer Institute and has published over 50 papers.

  Dr. Sobol received a B.A. in Philosophy from Boston University and a M.D. from The Chicago Medical School. He subsequently trained at the University of Southern California Medical Center and at the University of California San Diego. He is Board Certified in Internal Medicine and Medical Oncology.

  WILLIAM C. RASCHKE, PH.D. has been Director of Research of the Company since September 1996. Dr. Raschke also holds the positions of Member and Director of Molecular Immunology of the Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center), positions he has held since coming to the Center in 1994.

  As of March 1997, he has also served as the Acting Scientific Director of the Center. Dr. Raschke has previously held positions at SIBIA, Inc. from 1988
- 1994 where he was Senior Research Fellow, The Salk Institute from 1988 - 1994, and 1975 - 1981 with various staff appointments and the La Jolla Cancer Research Foundation (now the Burnham Institute) from 1981 - 1988 as Associate Scientific Director and Staff Scientist.

  Dr. Raschke has served as a reviewer for the NIH with two 4 - year terms on the Experimental Immunology Study Section, the American Cancer Society, The National Science Foundation, as well as international funding agencies. He also reviews manuscripts for various immunology and cancer journals.

  Dr. Raschke has published over 50 scientific papers in the areas of immunology, cancer and cell biology. He has obtained research grants from NIH continuously since 1975 and has also received grant funding from the American Cancer Society and the National Science Foundation.

  Dr. Raschke received a B.S. in Chemistry from the University of Texas, Austin and a Ph.D. in Biochemistry from the University of California, Berkley. He conducted post graduate training at the Salk Institute in Developmental Biology and Immunology.

  PETER F. BERNARDONI is a Partner of Technology Funding. Mr. Bernardoni joined Technology Funding as an Investment Officer in 1988, was elected as a Vice President in 1992 and a Partner in 1994. Mr. Bernardoni has served as a member of the Commitments Committee since 1994 and as Chairman of Technology Funding's Medical Investment Committee since 1994. Prior to joining Technology Funding, Mr. Bernardoni was employed for six years by IBM and served in several capacities including Design Engineer and as a manager for large scale information systems in major pharmaceutical and hospital accounts.

  Mr. Bernardoni has served as a Director for several private and two public companies, Poly Medical Industrial and Circadian. He currently serves on the Board of Endocare, Inc., Avalon Imaging and Reflection Technology, and is Chairman of Portable Energy Products.

  Mr. Bernardoni has a B.S.M.E. from Santa Clara University and an M.S.M.E. from Stanford University.

SCIENTIFIC ADVISORY BOARD

  The Company plans to establish a Scientific Advisory Board ("SAB") to give guidance to the scientific and technology strategies of the Company. The members of the SAB will advise and consult with the Company's management on an informal basis from time to time on scientific and technology strategies of the Company. The members of the SAB will advise and consult with the Company's management on an informal basis from time to time on scientific and technical matters in their respective areas of expertise. Members of the SAB may perform consulting services for the Company, for which they may receive cash or other compensation.

COMPENSATION OF DIRECTORS

  Directors are elected annually. The Company does not compensate its Directors for their services as such. However, Directors are reimbursed for their out of pocket expenses in attending Board meetings and each of the Company's non-employee directors participates in the 1995 Director Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

  The Company's Chief Executive Officer, Ivor Royston received cash compensation of $46,000 in fiscal 1996. He also received 773,333 shares subject to options granted in November 1995.

  No corporate Officers received cash compensation in excess of $100,000 during 1996.


STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK HELD AT END OF FISCAL YEAR

  As of December 31, 1996, options to purchase a total of 1,425,000 shares of the Company's Common Stock have been granted under the 1995 Stock Plan and the 1995 Director Option Plan. Such options vest over 4 years and are exercisable for 10 years from grant date. The following options to purchase shares at an exercise price of $.05 per share have been granted:

                    Ivor Royston            773,333
                    Paul Quadros            386,667
                    Robert Sobol            150,000
                    William Raschke         100,000
                    Peter Bernardoni         15,000
                                          ---------
                    Total                 1,425,000


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information with respect to the beneficial ownership of UroGen Common Stock owned by (i) the holders of more than 5% of the UroGen Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading "Executive Compensation" and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of UroGen Corporation Common Stock at December 31, 1996, and includes UroGen Common Stock shares issuable upon exercise of stock options granted to Officers, Directors and key employees of the Company. See "Executive Compensation - Stock Plans."

                                                  Shares of UroGen
                                                 Common Stock Owned
                                                ---------------------
Name of Person or Identity of Group             Number(1)     Percent
-----------------------------------             ---------     -------
Ivor Royston                                    773,333 (4)   10.4%
  3099 Science Park Road, Suite A
  San Diego, CA  92121

Errol Payne                                     459,059        6.2%
  100 Columbia, Suite 100
  Aliso Viejo, Ca  92656

Paul Quadros                                    406,667 (3)    5.5%
  3099 Science Park Road, Suite A
  San Diego, Ca  92121

Hathaway & Associates, Ltd.                     375,000        5.1%
  119 Rowayton Avenue
  Rowayton, Ct  06853

Peter Bernardoni                                226,351 (2)(6) 3.1%
  200 Alameda de las Pulgas
  San Mateo, Ca  94402

Technology Funding                              211,351 (2)    2.9%
  200 Alameda de las Pulgas
  San Mateo, Ca  94402

All Executive Officers and Directors as       1,656,351 (5)   22.4%
  a group (5 persons)

______________________________
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2) The 211,351 shares are held by Technology Funding Partners I. Technology Funding, Inc. and Technology Funding Ltd. (together "Technology Funding"), of which Peter Bernardoni is an officer and a partner, are the managing general partners of Technology Funding Partners I. Technology Funding and Mr. Bernardoni are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Partners I and therefore are deemed to be beneficial owner of such shares.
(3)  Includes 386,667 shares issuable upon exercise of stock options.
(4)  Includes 773,333 shares issuable upon exercise of stock options.
(5)  Includes 1,425,000 shares issuable upon exercise of stock options.
(6)  Includes 15,000 shares issuable upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  UroGen was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone which were started in 1991. UroGen Corp. was formed as a wholly owned subsidiary in June 1995. From 1991 until the Distribution on February 9, 1996, the Company relied upon Medstone for financial support. The Company also relied on Medstone for assistance with personnel management and financial administration. Upon completion of the Distribution, the Company began to operate independently from Medstone.

INTERCOMPANY AGREEMENTS

  Prior to the Distribution, UroGen and Medstone entered into a Distribution Agreement, Administrative Services Agreement and Contribution Agreement (collectively, "the Intercompany Agreements"). The following are summaries of the principal provisions of such agreements. These summaries are qualified in their entirety by reference to the full text of such agreements, which have been filed as exhibits to the Registration Statement of December 31, 1995.

DISTRIBUTION AGREEMENT

  Under the Distribution Agreement, immediately following the Distribution, all of the UroGen Common Stock was owned by stockholders of Medstone.

  The Distribution Agreement also provided that each party agreed to indemnify and hold the other harmless from certain liabilities, including claims resulting from any breach of representations and warranties made by the indemnifying party in connection with the Distribution.

  The Distribution Agreement provided that in connection with the transfer of assets and the assumption of liabilities relating to the separation of the business of UroGen and Medstone, that UroGen and Medstone shall execute or cause to be executed various conveyancing and assumption instruments in such forms as the parties to the Distribution Agreement shall agree.

  Pursuant to the Distribution Agreement, Medstone agreed to obtain all consents, permits and authorizations necessary to transfer and to transfer to UroGen any assets associated with the UroGen business which had not been transferred by the Distribution Date. In addition, Medstone is to obtain consents, permits and authorizations necessary to permit UroGen to assume any liabilities associated with the UroGen business which had not been assumed by UroGen by the Distribution Date.

  The Distribution Agreement sets forth the respective obligations of Medstone and UroGen with respect to liabilities for taxes and tax returns and other tax related filings. In general, Medstone will be responsible for tax filings of UroGen and paying those taxes (other than taxes accrued on its financial statements) attributable to any taxable period (or that portion of any taxable period) ending on or before the Distribution Date. UroGen shall be responsible for filing its tax returns and paying its taxes attributable to periods (or portions of any taxable periods) commencing on or after the date immediately following the Distribution Date. In addition, the Distribution Agreement requires Medstone and UroGen to cooperate in preparing those filings which cover overlapping taxable periods that include the Distribution Date.

ADMINISTRATIVE SERVICES AGREEMENT

  Under the Administrative Services Agreement, Medstone will provide certain public reporting assistance services to UroGen and, under this agreement, Medstone may also provide to UroGen the use of certain facilities. In consideration for such services and the use of such facilities, UroGen shall pay to Medstone an hourly fee of $100. Pursuant to the terms of the Administrative Services Agreement, UroGen and Medstone may contract employee services from each other for a period not to exceed two years following the Distribution Date.

CONTRIBUTION AGREEMENT

  Under the Contribution Agreement, Medstone transferred to UroGen certain Medstone property, including certain intellectual property and other rights, used in connection with UroGen's business and made a cash contribution of $500,000 to UroGen.

                                    PART IV

Item. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS                                                                              PAGE
                                                                                                               ----
    1.  Historical Financial Statements

           Report of Independent Auditors                                                                        21
           Balance Sheets at December 31, 1996 and 1995                                                          22
           Statements of Operations for the years ended December 31, 1996, 1995, and 1994
             and the period from July 1, 1991 (inception) to December 31, 1996                                   23
           Statement of Stockholders'/Division Equity for the period from July 1, 1991
             (inception) to December 31, 1996                                                                    24
           Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 and
             the period from July 1, 1991 (inception) to December 31, 1996                                       25
           Notes to Financial Statements                                                                         26

    2.  Schedules to Financial Statements

           All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1996.

(C) EXHIBITS

         EXHIBIT NO.  DESCRIPTION
         -----------  -----------
         2.1          Distribution Agreement between the Company and Medstone International Inc. (1)
         3.1          Certificate of Incorporation of the Company (1)
         3.2          Bylaws of the Company (1)
         10.1         Contribution Agreement between the Company and
                      Medstone International, Inc. dated October 31, 1995 (1)
         10.2         Form of Indemnification Agreement (1)
         10.3         UroGen Corp. 1995 Stock Option Plan (1)
         10.4         UroGen Corp. 1995 Director Option Plan (1)
         27           Financial Data Schedule
         28.2         Form of UroGen Corp. Information Statement - Distribution to Shareholders of UroGen Corp. (1)

__________________________________________
(1) Previously filed with the Company's Application for Registration on Form 10-SB dated February 9, 1996.

                         Report of Independent Auditors

The Board of Directors
UroGen Corp.

We have audited the accompanying balance sheets of UroGen Corp. (A development stage enterprise) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and the period from July 1, 1991 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroGen Corp. (A development stage enterprise) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and the period from July 1, 1991 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                         ERNST & YOUNG LLP
San Diego, California
February 28, 1997

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEETS
                                --------------


                                                                  December 31,
                                                       ----------------------------------
                                                           1996                   1995
                                                       ----------           -------------
ASSETS
------
Current assets:
Cash and equivalents                                   $  250,255           $       1,000
                                                       ----------           -------------
  Total current assets                                    250,255                   1,000

Property and equipment:
  Equipment                                                 2,739                 202,036
  Furniture and fixtures                                        -                 162,699
                                                       ----------           -------------
                                                            2,739                 364,735
  Less accumulated depreciation
   and amortization                                          (300)               (238,063)
                                                       ----------           -------------
     Net property and equipment                             2,439                 126,672

Other assets                                                    -                  35,410
  Less accumulated amortization                                (-)                      -
                                                       ----------           -------------
     Net other assets                                           -                  35,410
                                                       ----------           -------------
                                                       $  252,694           $     163,082
                                                       ==========           =============

LIABILITIES AND STOCKHOLDERS'/DIVISION EQUITY
------------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities             $   15,460                       -
  Amount due officer/shareholders                               -                       -
                                                       ----------           -------------
     Total current liabilities                             15,460                       -

Stockholders'/division equity:
  Preferred Sock - $0.01 par value,                             -                       -
     5,000,000 shares authorized,
     none issued at December 31,
     1996 and 1995
  Common Stock - $.001 par value,                           5,980                       -
     40,000,000 shares authorized,
     5,979,528 issued at December 31,
     1996 and none at December 31,
       1995
  Additional paid-in capital                              675,252                       -
  Deficit accumulated during development
     stage                                               (443,998)                      -
  Advances from Medstone                                        -               3,888,875
  Divisional accumulated (deficit)                              -              (3,725,793)
                                                       ----------           -------------
Total stockholders'/division equity                       237,234                 163,082
                                                       ----------           -------------
                                                       $  252,694           $     163,082
                                                       ==========           =============

                           See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                                                 July 1, 1991
                                          For the Year Ended December 31,       (inception) to
                                      ---------------------------------------    December 31,
                                         1996          1995          1994            1996
                                      -----------   ----------   ------------   ---------------
Net laboratory sales                  $        -    $       -     $        -     $     455,580


Costs and expenses:
Cost of sales                                  -            -              -           821,878
Research and development                 347,698       74,640        165,104         3,173,528
Selling, general and
     administrative                      174,472            -        232,934           708,137
                                      ----------    ---------     ----------      ------------
Total costs and expenses                 522,170       74,640        398,038         4,703,543
                                      ----------    ---------     ----------      ------------
Loss from operations                    (522,170)     (74,640)      (398,038)       (4,247,963)

Gain on disposal of fixed assets          63,776            -              -            63,776

Interest income                           14,396            -              -            14,396
                                      ----------    ---------     ----------      ------------
Net loss                              $ (443,998)   $ (74,640)    $ (398,038)     $ (4,169,791)
                                      ==========    =========     ==========      ============

Net loss per share                    $     (.07)
                                      ==========

Number of shares used in               5,979,528
the computation of net                ==========
loss per share

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
                  ------------------------------------------
         FOR THE PERIOD JULY 1, 1991 (INCEPTION) TO DECEMBER 31, 1996
         ------------------------------------------------------------

                                                                           Deficit
                                          Common Stock                   Accumulated
                                       ------------------   Additional     During        Advances       Divisional
                                       Number of             paid-in     Development       from        Accumulated
                                        shares     Amount    Capital        Stage        Medstone       (Deficit)          Total
                                       ---------   ------   ----------   -----------   ------------   --------------   -------------


Advances from Medstone
 July 1, 1991 to
 December 31, 1994                             -   $    -   $        -   $         -   $ 3,852,465    $         -       $ 3,852,465

Net loss July 1, 1991
 to December 31, 1994                          -        -            -             -             -       (3,651,153)     (3,651,153)

                                       ---------   ------   ----------   -----------   -----------    -------------    ------------
Balance at December 31, 1994                   -        -            -             -     3,852,465       (3,651,153)        201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                             -        -            -             -        36,410                -          36,410

Net loss January 1, 1995
 to December 31, 1995                          -        -            -             -             -          (74,640)        (74,640)

                                       ---------   ------   ----------   -----------   -----------    -------------    ------------
Balance at December 31, 1995                   -        -            -             -     3,888,875      ( 3,725,793)        163,082

Capital contribution by Medstone               -        -            -             -       500,000                -         500,000

Distribution of stock
 dividend and net
 assets February 9,
 1996                                  5,616,528    5,617      657,465             -    (4,388,875)       3,725,793               -
                                       ---------   ------   ----------   -----------   -----------    -------------    ------------
                                       5,616,528    5,617      657,465             -             -                -         663,082

Distribution of Common Stock
 for services at $.05 per share -
 June & September 1996                   363,000      363       17,787             -             -                -          18,150

Net loss January 1
1996 to December 31, 1996                      -        -            -      (443,998)            -                -        (443,998)

                                       ---------   ------   ----------   -----------   -----------    -------------    ------------

Balance at December 31, 1996           5,979,528   $5,980    $ 675,252   $  (443,998)  $         -    $           -     $   237,234
                                       =========   ======    =========   ===========   ===========    =============    ============

                                 See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                     July 1, 1991
                                           For the Year Ended December 31,          (inception) to
                                        ---------------------------------------       December 31,
                                           1996           1995          1994              1996
                                        ----------    -----------    ----------     --------------
Net loss                                $ (443,998)   $   (74,640)   $ (398,038)     $  (4,169,791)

Adjustments to reconcile net
 loss to net cash used in
 operating activities:
Depreciation                                84,748         74,640        85,219            458,374
Amortization                                35,410              -             -             35,410
Non-cash distribution of
  common stock                              18,150              -             -             18,150
Non-cash outside service cost              106,000              -             -            106,000
Gain on disposal of fixed assets           (63,776)             -             -            (63,776)
Decrease in accounts receivable                  -              -        37,085                  -
Increase (decrease) in accounts
 payable and accrued liabilities            15,460              -       (13,783)            15,460
Other, net                                       -        (35,410)            -            (30,000)
                                        ----------    -----------    ----------       ------------
Net cash used in
  operating activities                    (248,006)       (35,410)     (289,517)        (3,630,173)

Cash flows from investing
  activities:
Purchase of property and
  equipment                                 (2,739)             -             -           (515,006)
Disposal of property and
  equipment                                      -              -         3,204             11,969
                                        ----------    -----------    ----------       ------------
Net cash provided by (used in)
  investing activities                      (2,739)             -         3,204           (503,037)

Cash flows from financing
  activities:
Net advances from Medstone                       -         36,410       286,313          3,883,465
Capital contribution of cash
  by Medstone                              500,000              -             -            500,000
                                        ----------    -----------    ----------       ------------
Net cash provided by
  financing activities                     500,000         36,410       286,313          4,383,465
                                        ----------    -----------    ----------       ------------

Net increase in cash and
  equivalents                              249,255          1,000             -            250,255
                                        ----------    -----------    ----------       ------------

Cash and equivalents,
 beginning of period                         1,000              -             -                  -
                                        ----------    -----------    ----------       ------------

Cash and equivalents,
 end of period                          $  250,255    $     1,000    $                $    250,255
                                        ==========    ===========    ==========       ============

                                  See accompanying notes.

                                  UROGEN CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 1996
                               -----------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

UroGen Corp. (the "Company"), a Delaware corporation, was incorporated on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. ("Medstone"). The Company was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone to continue the effort, started in 1991, to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. UroGen operated as two divisions of Medstone from July 1, 1991 to December 29, 1995.

DISTRIBUTION AND CAPITALIZATION

On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. Each stockholder of Medstone received, on February 9, 1996, one share of UroGen Common Stock for each share of Medstone Common Stock held on the Record Date, December 29, 1995. The Distribution resulted in the receipt by record holders of Medstone Common Stock of all of UroGen's outstanding Common Stock. Upon completion of the Distribution, there were 5,616,528 shares of UroGen Common Stock outstanding.

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

BASIS OF PRESENTATION

The accompanying financial statements for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $443,998 during 1996 and has a deficit accumulated during development stage of $443,998 at December 31, 1996. During 1997, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

NET LOSS PER SHARE

Net loss per share is based on the average number of shares of common stock outstanding during 1996. Previous years are not presented as the Company was a division of Medstone. Equivalent shares of outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.Reclassifications

RECLASSIFICATIONS

Certain reclassifications of 1995 balances have been made to conform to the current year presentation.


2.  RELATED PARTY BALANCES AND TRANSACTIONS

During 1996, the Company issued 339,000 shares of Common Stock valued at $.05 per share and transferred fixed assets with a book value of $42,224 to a research organization in connection with the execution of an Affiliation Agreement and for services rendered. Additionally, during 1996, the Company paid the research organization $67,000 cash for services.

During 1996, the Company paid four shareholders/officers a total of $134,000 cash for consulting services.

During 1996, the Company issued 24,000 shares of Common Stock valued at $.05 per share to a shareholder/consultant for services.


3.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Sock $0.01 par value. As of December 31, 1996 there are no shares issued or outstanding.

COMMON STOCK

The Company is authorized to issue 40,000,000 shares of Common Sock $0.001 par value. As of December 31, 1996 there are 5,979,528 shares issued and outstanding.

STOCK OPTIONS

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board and approved by the Shareholders in 1995, to provide automatic, nondiscretionary grants of options to non-employee directors ("Outside Directors") of the Company. A total of 100,000 shares of Common Stock has been reserved for issuance under the Director Plan. The Director Plan provides that each Outside Director is automatically granted an option to purchase 10,000 shares of UroGen Common Stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of UroGen Common Stock on December 31 of each year so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of UroGen Common Stock on the date of grant.

Options granted to Outside Directors have ten year terms, subject to an Outside Director's continued service as a director. Options granted to Outside Directors vest over four years at the rate of twenty-five percent per year. As of December 31, 1996, options to purchase 10,000 shares of Common Stock to an Outside Director had been granted under The Director Option Plan.

The 1995 Stock Plan authorizes the Board of Directors (the "Board"), or one or more committees which the Board may appoint from among its members (the "Committee"), to grant options and rights to purchase Common Stock to officers, key employees consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options, as determined by the Board or the Committee. The 1995 Stock Plan initially reserved 1,850,000 shares for issuance under the Plan to be increased the first day of each year by the number of shares equal to two percent of the Company's total outstanding common shares.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee and director stock options and warrants because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires use of option valuation models that were not developed for use in valuing employee and director stock options and warrants. Under APB 25, when the exercise price of the Company's employee stock options equals the market price or fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The following table summarizes the activity of the Company's stock options:

                                  Employee    Director      Weighted
                                    Stock      Stock        Average
                                   Options    Options    Exercise Price
                                  ---------   --------   --------------

Balance at December 31, 1994              -          -                -

Granted                           1,160,000          -             $.05
Exercised                                 -          -                -
Canceled                                  -          -                -
Expired                                   -          -                -
                                  ---------   --------   --------------

Balance at December 31, 1995      1,160,000          -             $.05

Granted                             250,000     15,000             $.05
Exercised                                 -          -                -
Canceled                                  -          -                -
Expired                                   -          -                -
                                  ---------   --------   --------------

Balance at December 31, 1996      1,410,000     15,000             $.05
                                  =========   ========   ==============


As of December 31, 1996, there are outstanding options granted under The 1995 Stock Plan to purchase 1,410,000 shares of UroGen Common Stock at $.05 per share. As of December 31, 1996, there are 552,331 shares reserved and available for future grant under The 1995 Stock Plan.

Options granted pursuant to The 1995 Stock Plan above have exercise periods of ten years and vest over four years.

Following is a further breakdown of the options outstanding as of December 31, 1996:

                                                                   Weighted
                            Weighted                               Average
                            Average       Weighted                 Exercise
                            Contractual   Average                  Price of
Exercise      Options       Life in       Exercise   Options       Options
Price         Outstanding   Years         Price      Exercisable   Exercisable
-----------   -----------   -----------   --------   -----------   -----------
$  .05          1,425,000             9       $.05       364,167          $.05

The weighted average exercise prices and fair values for 1996 are as follows:

Exercise Price on Date of Grant  Fair Value          Exercise Price
-------------------------------  ----------          --------------
Equal to market price of stock     $  .02                $  .05


Proforma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: a risk-free interest rate of 6%, a dividend yield of 0%, a volatility factor of the expected market price of the Company's common stock of 50%, and an expected life of the option of two years.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                    1996          1995
                                 -----------   -----------
Proforma net loss                $ (450,894)      (75,606)
Proforma net loss per share      $     (.08)    $    (.01)


The proforma results above for 1996 and 1995 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for only two years or one year of vesting, respectively.


4.  INCOME TAXES

Prior to the Distribution, income taxes had been allocated to the Company on a "separate return" basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995, have been included in the consolidated tax returns of Medstone and have been fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred during the twelve months ended December 31, 1996. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for the Company's deferred tax assets has been recognized, as its realization is not assured.

Deferred tax assets are comprised of the following:

                                                   December 31,
                                                       1996
                                                   -------------

Loss carryforwards                                   $  158,000
Research and development credit carryforwards            19,000
                                                     ----------
Total deferred tax assets                               177,000
Less valuation allowance                               (177,000)
                                                     ----------
Net deferred taxes                                   $       --
                                                     ==========

As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $383,000 and $392,000, respectively, available to reduce future taxable income which expire in 2011 and 2004, respectively.

Under Internal revenue Code Section 382 and 383, the Company's use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

5.  COMMITMENTS AND CONTINGENCY

FACILITIES

During 1996, the company entered into a three year Affiliation Agreement with a research organization which provides the Company the rights to utilize certain office space through may 31, 1999. Future minimum payments to the research organization under this agreement are $36,000 for 1997 and 1998 and $15,000 for 1999. Such commitment may be terminated by the Company in the event of a specific change in a corporate officer of the Company.


6.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Equivalents: The carrying amount reported in the balance sheet for cash and equivalents approximates fair value.

Accounts Payable and Accrued Liabilities: The carrying amount reported in the balance sheet for accounts payable and accrued liabilities approximate their fair value.

7.  SUBSEQUENT EVENTS

In January 1997, four officers of the Company exercised options to purchase a total of 1,410,000 shares of Common Stock at $.05 per share for total cash proceeds of $70,500.

In February 1997, the Company entered into a License Agreement with a public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The License Agreement requires the Company to pay future cash royalties to the licensee based upon net sales. In connection with this License Agreement, the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total proceeds of $7,390. Additionally, the Agreement granted to the licensee a Warrant to purchase additional shares in the Company to maintain a fully-diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such Warrant rights expire the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

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



                                 UROGEN CORP.
                                 ------------
                                 A Delaware Corporation



Date:  March 28, 1997 /s/     Paul D. Quadros
                              ---------------------
                              Paul D. Quadros
                              Chairman of the Board
                              Chief Financial Officer
                              Secretary
                              (Principal financial and accounting officer)