Form 10QSB
period 1997-03-31
UROGEN CORP
filed 1997-05-15
CIK 1003929

 ============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                               ---------------

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

The number of shares of the Common Stock of the registrant outstanding as of May 10, 1997, was 7,537,319. This Common Stock is restricted from transfer until December 31, 1997, except as specified on Page 11 (See Item 5. "Other Information" - "Market for Registrant's Common Equity").

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                 PAGE NO.
                                                                 --------
Item 1.      Financial Statements

             Condensed Balance Sheets........................... 2
               March 31, 1997 (Unaudited) and
               December 31, 1996

             Condensed Statements of Operations (Unaudited)..... 3
               Three Months Ended March 31, 1997
               and 1996 and the period from July 1, 1991
               (inception) to March 31, 1997

             Condensed Statement of Stockholders'/ Division..... 4
               Equity (Unaudited) for the period from July 1,
               1991 (inception) to March 31, 1997

             Condensed Statements of Cash Flows (Unaudited)..... 5
               Three Months Ended March 31, 1997
               and 1996 and the period from July 1, 1991
               (inception) to March 31, 1997

             Notes to Unaudited Condensed Financial
               Statements....................................... 6

Item 2.      Management's Discussion and Analysis or............ 9
               Plan of Operation

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.      Legal Proceedings.................................. 11
Item 2.      Changes in Securities.............................. 11
Item 3.      Defaults Upon Senior Securities.................... 11
Item 4.      Submission of Matters to a Vote
             of Security Holders................................ 11
Item 5.      Other Information.................................. 11
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K................... 11
             Signatures......................................... 12

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                     March 31,       December 31,
                                                       1997             1996
                                                    ----------       ----------
ASSETS                                             (Unaudited)          (Note)
------

Current assets:
Cash and equivalents                                $  221,914       $  250,255
                                                    ----------       ----------
  Total current assets                                 221,914          250,255

Property and equipment                                   3,239            2,739
  Less accumulated depreciation                           (450)            (300)
                                                    ----------       ----------
Net property and equipment                               2,789            2,439
                                                    ----------       ----------

                                                    $  224,703       $  252,694
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities          $   22,745       $   15,460
                                                    ----------       ----------
     Total current liabilities                          22,745           15,460

Stockholders' equity:
  Preferred Sock - $0.01 par value,                          -                -
     5,000,000 shares authorized,
     none issued at March 31, 1997
     and December 31, 1996
  Common Stock - $.001 par value,                        7,538            5,980
     40,000,000 shares authorized,
     7,537,319 issued at March 31,
     1997 and 5,979,528 at December 31,
       1996
  Additional paid-in capital                           751,584          675,252
  Note receivable for common stock issued               (7,242)              -
  Deficit accumulated during development
     stage                                            (549,922)        (443,998)
                                                    ----------       ----------
Total stockholders' equity                             201,958          237,234
                                                    ----------       ----------
                                                    $  224,703       $  252,694
                                                    ==========       ==========

Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                            See accompanying notes.

                                 UROGEN CORP.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   UNAUDITED
                                   ---------

                                                                    July 1, 1991
                                          Three Months Ended       (inception) to
                                      --------------------------
                                       March 31,     March 31,        March 31,
                                         1997           1996            1997
                                      -----------   ------------   ---------------
Net laboratory sales                  $              $                $   455,580
                                               -              -

Costs and expenses:
Cost of sales                                  -              -           821,878
Research and development                  74,668         42,224         3,248,196
Selling, general and
     administrative                       32,746         44,237           740,883
                                      ----------      ---------      ------------

Total costs and expenses                 107,414         86,461         4,810,957
                                      ----------      ---------      ------------

Loss from operations                     107,414         86,461         4,355,377

Gain on disposal of fixed assets               -              -            63,776

Interest income                           (1,490)          (904)          (15,886)
                                      ----------      ---------      ------------

Net loss                              $ (105,924)    $  (85,557)     $ (4,275,715)
                                      ==========     ==========      ============

Net loss per share                         $(.01)    $     (.02)
                                      ==========     ==========

Number of shares used in the
computation of net loss per
share                                  7,537,319      5,616,528
                                      ==========     ==========


                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
             ----------------------------------------------------
        FOR THE PERIOD FROM JULY 1, 1991 (INCEPTION) TO MARCH 31, 1997
        --------------------------------------------------------------
                                   UNAUDITED
                                   ---------

                                                                         Note
                                                                      Receivable     Deficit
                                                                          for      Accumulated
                                   Common Stock          Additional      Common       During     Advances     Divisional
                                   ------------
                               Number of                   paid-in        Stock     Development     from     Accumulated
                                shares      Amount         Capital        Issued        Stage    Medstone    (Deficit)     Total
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------
Advances from Medstone
 July 1, 1991 to
 December 31, 1994                     -    $        -   $        -   $        -   $        -   $3,852,465  $        -   $3,852,465

Net loss July 1, 1991
 to December 31, 1994                  -             -            -            -            -            -  (3,651,153)  (3,651,153)
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------

Balance at December 31,
 1994                                  -             -            -            -            -    3,852,465  (3,651,153)     201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                     -             -            -            -            -       36,410           -       36,410

Net loss January 1, 1995
 to December 31, 1995                  -             -            -            -            -            -     (74,640)     (74,640)
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------

Balance at December 31,
 1995                                  -             -            -            -            -    3,888,875  (3,725,793)     163,082

Capital contribution by
 Medstone                              -             -            -            -            -      500,000           -      500,000

Distribution of stock
 dividend and net assets
 February 9, 1996              5,616,528         5,617      657,465            -            -   (4,388,875)  3,725,793            -
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------
                               5,616,528         5,617      657,465            -            -            -           -      663,082

Distribution of Common
 Stock for services at $.05
 per share - June &
 September 1996                  363,000           363       17,787            -            -            -           -       18,150

Net loss January 1,
 1996 to December 31,
 1996                                  -             -            -            -     (443,998)           -           -     (443,998)
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------


Balance at December 31,
 1996                          5,979,528         5,980      675,252            -     (443,998)           -           -      237,234

Issuance of common stock
 for cash upon exercise of
 options                       1,410,000         1,410       69,090            -            -            -           -       70,500

Issuance of common stock
 for cash and note receivable    147,791           148        7,242       (7,242)           -            -           -          148

Net loss January 1, 1997
 to March 31, 1997                     -             -            -            -     (105,924)           -           -     (105,924)
                              ----------    ----------   ----------   ----------   ----------   ----------  ----------   ----------


Balance at March 31,
 1997                          7,537,319    $    7,538   $  751,584   $   (7,242)  $ (549,922)   $       -  $        -   $  201,958
                              ==========    ==========   ==========   ==========   ==========   ==========  ==========   ==========

                                 See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                   UNAUDITED
                                   ---------



                                                   Three Months Ended           July 1, 1991
                                                  ------------------------       (inception) to
                                                   March 31,     March 31,       March 31,
                                                     1997          1996             1997
                                                  ----------     ---------       -----------
Net loss                                          $ (105,924)    $ (85,557)      $(4,275,715)
Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation                                         150        42,224           458,524
    Amortization                                           -        11,803            35,410
    Increase in accounts payable and
     accrued liabilities                               7,285             -            22,745
    Increase in amount due officer/
     shareholder                                           -         5,000                 -
    Non-cash distribution of common
     stock                                                 -             -            18,150
    Non-cash outside service cost                          -             -           106,000
    Gain on disposal of fixed assets                       -             -           (63,776)
    Other, net                                             -             -           (30,000)
                                                  ----------     ---------      ------------
    Net cash used in
      operating activities                           (98,489)      (26,530)       (3,728,662)

Cash flows from investing activities:
    Purchase of property and equipment                  (500)            -          (515,506)
    Disposal of property and  equipment                    -             -            11,969
                                                  ----------     ---------      ------------
    Net cash used in investing activities               (500)            -          (503,537)

Cash flows from financing activities:
    Proceeds from issuance of common
     stock upon exercise of options                   70,500             -            70,500
    Proceeds from sale of common stock                   148             -               148
    Net advances from Medstone                             -             -         3,883,465
    Capital contribution of cash
      by Medstone                                                  500,000           500,000
                                                  ----------     ---------      ------------
    Net cash provided by
      financing activities                            70,648       500,000         4,454,113
                                                  ----------     ---------      ------------
Net increase (decrease) in cash
    and equivalents                                  (28,341)      473,470           221,914
                                                  ----------     ---------      ------------
Cash and equivalents,
     beginning of period                             250,255         1,000                 -
                                                  ----------     ---------      ------------
Cash and equivalents,
     end of period                                $  221,914     $ 474,470      $    221,914
                                                  ==========     =========      ============

                                  See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                March 31, 1997
                                --------------


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

BASIS OF PRESENTATION

The accompanying financial statements for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $443,998 during 1996 and has a deficit accumulated during development stage of $549,922 at March 31, 1997. During 1997, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Depreciation is computed under the straight-line method over the estimated useful lives of the assets.

STOCK BASED COMPENSATION

As permitted by FASB Statement No. 123, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

NET LOSS PER SHARE

Net loss per share is based on the average number of shares of common stock outstanding during the three month periods ended March 31, 1997 and 1996. Equivalent shares of outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.


2.  RELATED PARTY TRANSACTIONS

During 1997, the Company paid two shareholders/officers $35,000 cash for consulting services.

During 1997, the Company paid a research organization/shareholder $29,000 cash for services rendered.

3.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of March 31, 1997 there are no shares issued or outstanding.

COMMON STOCK

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of March 31, 1997 there are 7,537,319 shares issued and outstanding.


4.  LICENSE AGREEMENT

In February 1997, the Company entered into a License Agreement with an unrelated public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The License Agreement requires the Company to pay future cash royalties to the licensee based upon net sales. In connection with this License Agreement, the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total cash proceeds of $148 and a note receivable of $7,242. Additionally, the Agreement granted to the licensee a Warrant to purchase additional shares in the Company to maintain a fully-diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such Warrant rights expire the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

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

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $4,275,715. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $221,914 existing cash balance. The Company must develop new products and raise substantial additional financing.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception on July 1, 1991, substantially all of the Company's operations have been funded by Medstone, however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,275,715 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

The Company expects that its existing capital resources will enable the Company to maintain its current and planned operations for approximately the next six to twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and 1996, the Company had no operating revenues and net losses of $105,924 and $85,557, respectively. The increased loss for the current period reflects primarily increased contract research and development fees incurred.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Market for Registrant's Common Equity

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended March 31, 1997.

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



                                UROGEN CORP.
                                ------------
                                A Delaware Corporation



Date:  May 10, 1997             /s/ PAUL D. QUADROS
                                    ---------------------
                                    Paul D. Quadros
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)