Form 10QSB
period 1997-06-30
UROGEN CORP
filed 1997-08-14
CIK 1003929

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                  Form 10QSB

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997
                                  -------------

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

The number of shares of the Common Stock of the registrant outstanding as of August 10, 1997, was 7,537,319. This Common Stock is restricted from transfer until December 31, 1997, except as specified on Page 11 (See Item 5. "Other Information" - "Market for Registrant's Common Equity").

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                              Page No.
                                                              --------
Item 1.      Financial Statements

             Condensed Balance Sheets June 30, 1997
               (Unaudited) and December 31, 1996.............    2

             Condensed Statements of Operations (Unaudited)
               Six Months Ended June 30, 1997 and 1996 and
               the period from July 1, 1991 (inception)
               to June 30, 1997..............................    3

             Condensed Statement of Stockholders'/ Division
               Equity (Unaudited) for the period from July 1,
               1991 (inception) to June 30, 1997.............    4

             Condensed Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 1997 and 1996 and
               the period from July 1, 1991 (inception) to
               June 30, 1997.................................    5


             Notes to Unaudited Condensed Financial
               Statements....................................    6

Item 2.      Management's Discussion and Analysis or Plan of
               Operation.....................................    9


                      PART II.  OTHER INFORMATION
                      ---------------------------

Item 1.      Legal Proceedings...............................   11
Item 2.      Changes in Securities...........................   11
Item 3.      Defaults Upon Senior Securities.................   11
Item 4.      Submission of Matters to a Vote of Security
               Holders.......................................   11
Item 5.      Other Information...............................   11
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K................   11
             Signatures......................................   12

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                     June 30,      December 31,
                                                       1997            1996
                                                    ----------     ----------
                                                    (Unaudited)       (Note)
ASSETS
------

Current assets:
Cash and equivalents                                $   81,255      $ 250,255
                                                    ----------      ---------
  Total current assets                                  81,255        250,255

Property and equipment                                   3,239          2,739
  Less accumulated depreciation                           (600)          (300)
                                                    ----------      ---------
Net property and equipment                               2,639          2,439
                                                    ----------      ---------

Other assets                                             1,065            -
                                                    ----------      ---------

                                                    $   84,959      $ 252,694
                                                    ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities          $   49,456      $  15,460
                                                    ----------      ---------
     Total current liabilities                          49,456         15,460

Stockholders' equity:
  Preferred Stock - $0.01 par value,
     5,000,000 shares authorized,
     none issued at June 30, 1997
     and December 31, 1996                                 -              -
  Common Stock - $.001 par value,
     40,000,000 shares authorized,
     7,537,319 issued at June 30,
     1997 and 5,979,528 at December 31,
       1996                                              7,538          5,980
  Additional paid-in capital                           751,584        675,252
  Note receivable for common stock issued               (7,242)           -
  Deficit accumulated during development
     stage                                            (716,377)      (443,998)
                                                    ----------      ---------
Total stockholders' equity                              35,503        237,234
                                                    ----------      ---------
                                                    $   84,959      $ 252,694
                                                    ==========      =========

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

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                   UNAUDITED
                                   ---------

                                Three Months Ended          Six Months Ended         July 1, 1991
                              -----------------------   -------------------------   (inception) to
                               June 30,     June 30,      June 30,      June 30,       June 30,
                                 1997         1996          1997          1996           1997
                              ----------   ----------   ------------   ----------   ---------------

Net laboratory sales          $     -      $     -      $       -      $     -        $    455,580

Costs and expenses:
Cost of sales                       -            -              -            -             821,878
Research and development        127,214       68,174        201,882      110,398         3,375,410
Selling, general and
  administrative                 40,617       32,669         73,363       76,904           781,500
                              ---------    ---------     ----------    ---------      ------------
Total costs and expenses        167,831      100,843        275,245      187,302         4,978,788
                              ---------    ---------     ----------    ---------      ------------

Loss from operations           (167,831)    (100,843)      (275,245)    (187,302)       (4,523,208)

Gain on disposal of
  fixed assets                      -            -              -            -              63,776

Interest income                   1,376        4,827          2,866        5,731            17,262
                              ---------    ---------     ----------    ---------      ------------

Net loss                      $(166,455)   $ (96,016)    $ (272,379)   $(181,571)     $ (4,442,170)
                              =========    =========     ==========    =========      ============

Net loss per share            $    (.02)   $    (.02)    $     (.04)   $    (.03)
                              =========    =========     ==========    =========

Number of shares used in
 the computation of net
 loss per share               7,537,319    5,955,528      7,196,829    5,955,528
                              =========    =========     ==========    =========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

             CONDENSED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
             ----------------------------------------------------
         FOR THE PERIOD FROM JULY 1, 1991 (INCEPTION) TO JUNE 30, 1997
         -------------------------------------------------------------
                                   UNAUDITED
                                   ---------

                                                                     Note
                                                                  Receivable   Deficit
                                    Common Stock                     for      Accumulated
                                --------------------  Additional    Common      During       Advances   Divisional
                                Number of              paid-in      Stock     Development      from     Accumulated
                                  shares     Amount    Capital      Issued       Stage       Medstone    (Deficit)     Total
                                ---------  ---------  ----------  ----------  -----------  -----------  -----------  -----------
Advances from Medstone
 July 1, 1991 to
 December 31, 1994                    -      $  -      $    -       $   -      $     -     $ 3,852,465  $       -    $ 3,852,465

Net loss July 1, 1991
 to December 31, 1994                 -         -           -           -            -             -     (3,651,153)  (3,651,153)
                                ---------    ------    --------     -------    ---------   -----------  -----------  -----------

Balance at December 31,
 1994                                 -         -           -           -            -       3,852,465   (3,651,153)     201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                    -         -           -           -            -          36,410          -         36,410

Net loss January 1, 1995
 to December 31, 1995                 -         -           -           -            -             -        (74,640)     (74,640)
                                ---------    ------    --------     -------    ---------   -----------  -----------  -----------

Balance at December 31,
 1995                                 -         -           -           -            -       3,888,875   (3,725,793)     163,082

Capital contribution by
 Medstone                             -         -           -           -            -         500,000          -        500,000

Distribution of stock
 dividend and net assets
 February 9, 1996               5,616,528     5,617     657,465         -            -      (4,388,875)   3,725,793          -
                                ---------    ------    --------     -------    ---------   -----------  -----------  -----------
                                5,616,528     5,617     657,465         -            -             -            -        663,082

Distribution of Common
 Stock for services at $.05
 per share - June &
 September 1996                   363,000       363      17,787         -            -             -            -         18,150

Net loss January 1,
 1996 to December 31,
 1996                                 -         -           -           -       (443,998)          -            -       (443,998)
                                ---------    ------    --------     -------    ---------   -----------  -----------  -----------

Balance at December 31,
 1996                           5,979,528     5,980     675,252         -       (443,998)          -            -        237,234

Issuance of common stock
 for cash upon exercise of
 options                        1,410,000     1,410      69,090         -            -             -            -         70,500

Issuance of common stock
 for cash and note receivable     147,791       148       7,242      (7,242)         -             -            -            148

Net loss January 1, 1997
 to June 30, 1997                     -         -           -           -       (272,379)          -            -       (272,379)
                                ---------    ------    --------     -------    ---------   -----------  -----------  -----------

Balance at June 30,
 1997                           7,537,319    $7,538    $751,584     $(7,242)   $(716,377)  $       -    $       -    $    35,503
                                =========    ======    ========     =======    =========   ===========  ===========  ===========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                   UNAUDITED
                                   ---------


                                            Three Months Ended             Six Months Ended          July 1, 1991
                                         ------------------------       ----------------------      (inception) to
                                          June 30,       June 30,        June 30,     June 30,         June 30,
                                            1997           1996            1997         1996             1997
                                         ---------      ---------       ---------    ---------      --------------
Net loss                                 $(166,455)     $(96,016)       $(272,379)   $(181,571)      $(4,442,170)

Adjustments to reconcile
 net loss to net cash
 used in operating activities:
Depreciation                                   150        42,226              300       84,448           458,674
Amortization                                   -          11,803              -         23,606            35,410
Gain on disposal of fixed assets               -             -                -            -             (63,776)
Increase in amount due
 officer / shareholder                         -             -                -          5,000               -
Increase in other assets                    (1,065)          -             (1,065)         -              (1,065)
Increase in
 accounts payable                           26,711         3,000           33,996        3,000            49,456
Non-cash distribution
 of Common Stock                               -          16,950              -         16,950            18,150
Non-cash outside services                      -             -                -            -             106,000
Other, net                                     -             -                -            -             (30,000)
                                         ---------      --------        ---------    ---------       -----------
Net cash used in
 operating activities                     (140,659)      (22,037)        (239,148)     (48,567)       (3,869,321)

Cash flows from investing
 activities:
Purchase of property and
 equipment                                     -             -               (500)         -            (515,506)
Disposal of property and
 equipment                                     -             -                -            -              11,969
                                         ---------      --------        ---------    ---------       -----------
Net cash used in
 investing activities                          -             -               (500)         -            (503,537)

Cash flows from financing
 activities:
Proceeds from issuance of
 common stock upon exercise
 of options                                    -             -             70,500          -              70,500
Proceeds from sale of
 common stock                                  -             -                148          -                 148
Net advances from
 Medstone                                      -             -                -            -           3,883,465
Capital contribution of
 cash by Medstone                              -             -                -        500,000           500,000
                                         ---------      --------        ---------    ---------       -----------
Net cash provided by
 financing activities                          -             -             70,648      500,000         4,454,113
                                         ---------      --------        ---------    ---------       -----------

Net increase (decrease)
 in cash and equivalents                  (140,659)      (22,037)        (169,000)     451,433            81,255
                                         ---------      --------        ---------    ---------       -----------

Cash and equivalents,
beginning of period                        221,914       474,470          250,255        1,000               -
                                         ---------      --------        ---------    ---------       -----------

Cash and equivalents,
end of period                            $  81,255      $452,433        $  81,255    $ 452,433       $    81,255
                                         =========      ========        =========    =========       ===========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                 June 30, 1997
                                 -------------


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

Basis of Presentation

The accompanying financial statements for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $443,998 during 1996 and has a deficit accumulated during development stage of $716,377 at June 30, 1997. During 1997, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Net Loss Per Share

Net loss per share is based on the average number of shares of common stock outstanding during the six-month periods ended June 30, 1997 and 1996. Equivalent shares of outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.

2.  Related Party Transactions

During 1997, the Company paid three shareholders/officers $124,879 cash for consulting services.

During 1997, the Company paid a research organization/shareholder $39,130 cash for services rendered.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of June 30, 1997 there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of June 30, 1997 there are 7,537,319 shares issued and outstanding.


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

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $4,442,170. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $81,255 existing cash balance. The Company must develop new products and raise substantial additional financing.

Plan of Operation

The Company expects that its capital resources will enable it to maintain its current and planned operations for approximately the next three to six months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months UroGen will be actively pursuing opportunities to develop and/or license new prostate cancer therapeutics and diagnostics.

Depending on the Company's success in identifying promising opportunities in prostate cancer therapy, and if it is successful in attracting additional capital, UroGen could substantially increase its number of employees. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

Liquidity and Capital Resources

From inception on July 1, 1991, substantially all of the Company's operations have been funded by Medstone; however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,442,170 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

The Company expects that its existing capital resources will enable the Company to maintain its current and planned operations for approximately the next three to six months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

Results of Operations

For the six months ended June 30, 1997 and 1996, the Company had no operating revenues and net losses of $272,379 and $181,571, respectively. The increased loss for the current period reflects primarily increased research and development expenses.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1997.

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


                                 UROGEN CORP.
                                 ------------
                                 A Delaware Corporation


Date:  August 11, 1997           /s/ Paul D. Quadros
                                 ---------------------
                                 Paul D. Quadros
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)