Form 10QSB
period 1997-09-30
UROGEN CORP
filed 1997-11-10
CIK 1003929

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


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


                10835 Altman Row, Suite A, San Diego, CA, 92121
            (Address of principal executive offices)    (Zip code)

      Registrant's Telephone Number, including area code:  (619) 450-5949

             3099 Science Park Road, Suite A, San Diego, CA, 92121 (Former name, former address, which has changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [_]

The number of shares of the Common Stock of the registrant outstanding as of November 10, 1997, was 7,537,319. This Common Stock is restricted from transfer until December 31, 1997, except as specified on Page 11 (See Item 5. "Other Information" - "Market for Registrant's Common Equity").

================================================================================

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                              Page No.
                                                              --------
Item 1.      Financial Statements

             Condensed Balance Sheets
               September 30, 1997 (Unaudited) and
               December 31, 1996.............................     2

             Condensed Statements of Operations (Unaudited)
               Three and Nine Months Ended September 30, 1997
               and 1996 and the period from July 1, 1991
               (inception) to September 30, 1997.............     3

             Condensed Statement of Stockholders'/ Division
               Equity (Unaudited) for the period from July 1,
               1991 (inception) to September 30, 1997........     4

             Condensed Statements of Cash Flows (Unaudited)
               Nine Months Ended September 30, 1997
               and 1996 and the period from July 1, 1991
               (inception) to September 30, 1997.............     5

             Notes to Unaudited Condensed Financial
               Statements....................................     6

Item 2.      Management's Discussion and Analysis or
               Plan of Operation.............................     9


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.      Legal Proceedings...............................    11
Item 2.      Changes in Securities...........................    11
Item 3.      Defaults Upon Senior Securities.................    11
Item 4.      Submission of Matters to a Vote
             of Security Holders.............................    11
Item 5.      Other Information...............................    11
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K................    11
             Signatures......................................    12

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                September 30,     December 31,
                                                     1997             1996
                                                -------------     ------------
                                                 (Unaudited)         (Note)

ASSETS
------

Current assets:
Cash and equivalents                             $   59,252        $  250,255
Accounts receivable                                  25,000                 -
                                                 ----------        ----------
  Total current assets                               84,252           250,255

Property and equipment                                3,239             2,739
  Less accumulated depreciation                        (750)             (300)
                                                 ----------        ----------
Net property and equipment                            2,489             2,439
                                                 ----------        ----------

Other assets                                          1,065                 -
                                                 ----------        ----------

                                                 $   87,806        $  252,694
                                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities       $   68,321        $   15,460
                                                 ----------        ----------
     Total current liabilities                       68,321            15,460

Stockholders' equity:
  Preferred Stock - $0.01 par value,
     5,000,000 shares authorized,
     none issued at September 30, 1997
     and December 31, 1996                                -                 -
  Common Stock - $.001 par value,
     40,000,000 shares authorized,
     7,537,319 issued at September 30, 1997
     and 5,979,528 at December 31, 1996               7,538             5,980
  Additional paid-in capital                        751,584           675,252
  Note receivable for common stock issued            (7,242)                -
  Deficit accumulated during development
     stage                                         (732,395)         (443,998)
                                                 ----------        ----------
Total stockholders' equity                           19,485           237,234
                                                 ----------        ----------
                                                 $   87,806        $  252,694
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

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                   UNAUDITED
                                   ---------


                                Three Months Ended          Nine Months Ended        July 1, 1991
                              -----------------------   -------------------------   (inception) to
                              Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,       Sept. 30,
                                 1997         1996          1997          1996           1997
                              ----------   ----------   ------------   ----------   ---------------

Revenue                       $  96,750    $       -     $   96,750    $       -      $    552,330

Costs and expenses:
Cost of sales                         -            -              -            -           821,878
Research and development         77,879       66,224        279,761      176,622         3,453,289
Selling, general and
  administrative                 35,923       40,144        109,286      117,049           817,423
                              ---------    ---------     ----------    ---------      ------------
Total costs and expenses        113,802      106,368        389,047      293,671         5,092,590
                              ---------    ---------     ----------    ---------      ------------

Loss from operations            (17,052)    (106,368)      (292,297)    (293,671)       (4,540,260)

Gain on disposal of
  fixed assets                        -            -              -            -            63,776

Interest income                   1,034        3,345          3,900        9,076            18,296
                              ---------    ---------     ----------    ---------      ------------

Net loss                      $ (16,018)   $(103,023)    $ (288,397)   $(284,595)     $ (4,458,188)
                              =========    =========     ==========    =========      ============

Net loss per share            $    (.00)   $    (.02)    $     (.04)   $    (.05)
                              =========    =========     ==========    =========

Number of shares used in
 the computation of net
 loss per share               7,537,319    5,979,528     7,311,573     5,979,528
                              =========    =========     =========     =========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
             CONDENSED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
             ----------------------------------------------------
      FOR THE PERIOD FROM JULY 1, 1991 (INCEPTION) TO SEPTEMBER 30, 1997
      ------------------------------------------------------------------
                                   UNAUDITED
                                  ----------

                                                                  Note
                                                               Receivable    Deficit
                                   Common Stock                   for      Accumulated
                                -----------------  Additional    Common      During      Advances     Divisional
                                Number of           paid-in      Stock     Development     from      Accumulated
                                 shares    Amount   Capital      Issued       Stage      Medstone     (Deficit)      Total
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------
Advances from Medstone
 July 1, 1991 to
 December 31, 1994                    -    $  -   $       -   $       -    $       -    $ 3,852,465    $      -    $ 3,852,465

Net loss July 1, 1991
 to December 31, 1994                 -       -           -           -            -            -      (3,651,153)  (3,651,153)
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------

Balance at December 31,
 1994                                 -       -           -           -            -      3,852,465    (3,651,153)     201,312

Advances from Medstone
 January 1, 1995 to
 December 31, 1995                    -       -           -           -            -         36,410           -         36,410

Net loss January 1, 1995
 to December 31, 1995                 -       -           -           -            -            -         (74,640)     (74,640)
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------

Balance at December 31,
 1995                                 -       -           -           -            -      3,888,875    (3,725,793)     163,082

Capital contribution by
 Medstone                             -       -           -           -            -        500,000           -        500,000

Distribution of stock
 dividend and net assets
 February 9, 1996               5,616,528   5,617     657,465         -            -     (4,388,875)    3,725,793          -
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------
                                5,616,528   5,617     657,465         -            -            -             -        663,082

Distribution of Common
 Stock for services at $.05
 per share - June &
 September 1996                   363,000     363      17,787         -            -            -             -         18,150

Net loss January 1,
 1996 to December 31,
 1996                                 -       -           -           -       (443,998)         -             -       (443,998)
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------

Balance at December 31,
 1996                           5,979,528   5,980     675,252         -       (443,998)         -             -        237,234

Issuance of common stock
 for cash upon exercise of
 options                        1,410,000   1,410      69,090         -            -            -             -         70,500

Issuance of common stock
 for cash and note receivable     147,791     148       7,242      (7,242)         -            -             -            148

Net loss January 1, 1997
 to September 30, 1997                -       -           -           -       (288,397)         -             -       (288,397)
                                ---------  ------  ----------  ----------  -----------  -----------  ------------  -----------

Balance at September 30,
 1997                           7,537,319  $7,538  $  751,584  $   (7,242) $  (732,395) $       -    $        -    $    19,485
                                =========  ======  ==========  ==========  ===========  ===========  ============  ===========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                   UNAUDITED
                                   ---------

                                           Three Months Ended                Nine Months Ended             July 1, 1991
                                      ------------------------------    ------------------------------    (inception) to
                                      September 30,    September 30,    September 30,    September 30,    September 30,
                                           1997             1996             1997            1996             1997
                                      -------------    -------------    -------------    -------------    ------------
Net loss                                 $(16,018)       $(103,023)       $(288,397)       $(284,595)      $(4,458,188)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
Depreciation                                  150           42,224              450          126,672           458,824
Amortization                                  -             11,804              -             35,410            35,410
Gain on disposal of fixed assets              -                -                -                -             (63,776)
Increase in amount due
 officer / shareholder                        -                -                -              8,000               -
Increase in
 accounts receivable                      (25,000)                          (25,000)                           (25,000)
Increase in other assets                      -                -             (1,065)             -              (1,065)
Increase in
 accounts payable                          18,865           13,004           52,861           13,005            68,321
Non-cash distribution
 of Common Stock                              -              1,200              -             18,150            18,150
Non-cash outside services                     -                -                -                -             106,000
Other, net                                    -                -                -                -             (30,000)
                                         --------        ---------        ---------        ---------       -----------
Net cash used in
 operating activities                     (22,003)         (34,791)        (261,151)         (83,358)       (3,891,324)

Cash flows from investing
 activities:
Purchase of property and
 equipment                                    -             (2,739)            (500)          (2,739)         (515,506)
Disposal of property and
 equipment                                    -                -                -                -              11,969
                                         --------        ---------        ---------        ---------       -----------
Net cash used in
 investing activities                         -             (2,739)            (500)          (2,739)         (503,537)

Cash flows from financing
 activities:
Proceeds from issuance of
 common stock upon exercise
 of options                                   -                -             70,500              -              70,500
Proceeds from sale of
 common stock                                 -                -                148              -                 148
Net advances from
 Medstone                                     -                -                -                -           3,883,465
Capital contribution of
 cash by Medstone                             -                -                -            500,000           500,000
                                         --------        ---------        ---------        ---------       -----------
Net cash provided by
 financing activities                         -                -             70,648          500,000         4,454,113
                                         --------        ---------        ---------        ---------       -----------

Net increase (decrease)
 in cash and equivalents                  (22,003)         (37,530)        (191,003)         413,903            59,252
                                         --------        ---------        ---------        ---------       -----------

Cash and equivalents,
 beginning of period                       81,255          452,433          250,255            1,000               -
                                         --------        ---------        ---------        ---------       -----------

Cash and equivalents,
 end of period                           $ 59,252        $ 414,903        $  59,252        $ 414,903       $    59,252
                                         ========        =========        =========        =========       ===========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                              September 30, 1997
                              ------------------


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

Basis of Presentation

The accompanying financial statements for the year ended December 31, 1996 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $443,998 during 1996 and has a deficit accumulated during development stage of $732,395 at September 30, 1997. During 1997, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Net Loss Per Share

Net loss per share is based on the average number of shares of common stock outstanding during the nine-month periods ended September 30, 1997 and 1996. Equivalent shares of outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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

2.  Related Party Transactions

During 1997, the Company paid three shareholders/officers $173,629 cash for consulting services.

During 1997, the Company paid to a research organization/shareholder $37,861 cash for services and rent. As of September 30, 1997, the Company's payable to this research organization/shareholder was approximately $7,123.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of September 30, 1997 there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of September 30, 1997 there are 7,537,319 shares issued and outstanding.


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

During the quarter ending September 30, 1997, the Company entered into new research agreements with two unrelated biotechnology companies. For the three months ended September 30, 1997, the Company had revenues of $96,750 related to the research agreements.

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

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $4,458,188. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $59,252 existing cash balance. The Company must develop new products and raise substantial additional financing.

Plan of Operation

The Company expects that its capital resources will enable it to maintain its current and planned operations for approximately the next three months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months UroGen will continue to pursue opportunities to develop and/or license new prostate cancer therapeutics and diagnostics.

Depending on the Company's success in identifying promising opportunities in prostate cancer therapy, and if it is successful in attracting additional capital, UroGen could substantially increase its number of employees. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

Liquidity and Capital Resources

From inception on July 1, 1991, substantially all of the Company's operations have been funded by Medstone; however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,458,188 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

The Company expects that its existing capital resources will enable the Company to maintain its current and planned operations for approximately the next three months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company has signed a letter of intent with a placement agent to raise additional funds through a private debt and equity financing. There can be no assurance this financing will be completed or that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

Results of Operations

For the three months ended September 30, 1997, the Company had revenues of $96,750 related to two new research agreements (see note 4). For the three months ended September 30, 1997 and 1996, the Company had net losses of $16,018 and $103,023, respectively. The increased expenses for the current period reflect additional research and development personnel.

For the nine months ended September 30, 1997 and 1996, the Company had revenues of $96,750 and -0-, and net losses of $288,397 and $284,595, respectively. The increased expenses for the current period reflect additional research and development personnel.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended September 30, 1997.


           Exhibit 27 - Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation


Date:  November 10, 1997         /s/  Paul D. Quadros
                --               ---------------------
                                 Paul D. Quadros
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 (Principal financial and accounting officer)