Form 10KSB40
period 1997-12-31
UROGEN CORP
filed 1998-03-31
CIK 1003929

===============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                      Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended December 31, 1997

                                           OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                           Commission File Number 0-27264

                                      UROGEN CORP.
                                      -----------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of the Common Stock of the registrant outstanding as of March 27, 1998, was 7,537,319. The number of shares of Common Stock held by nonaffiliates on such date was 4,769,286 with an estimated value of $2,384,643 based upon the value of the dividend distribution in the Company's Information Statement dated February 6, 1996. This Common Stock was restricted from transfer, except as specified on Page 9 (See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters") until December 31, 1997.

===============================================================================

                                  UROGEN CORP.
                        (A Development-Stage Enterprise)

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

The objective of the Company is to develop novel molecular medicines and diagnostic products for prostate cancer and other urological disorders through pioneering applications of molecular biology, genomics technology and immunology. The initial focus of the Company's research and development efforts will be the generation of products for the treatment and diagnosis of prostate cancer. Prostatic carcinoma is the most common cancer among men. It currently occurs in approximately one in six men and has an annual incidence of 335,000 new cases in the United States. The Company's broad core technologies have been integrated to rapidly develop novel therapeutic and diagnostic products. The Company's proprietary molecular therapies have both intrinsic anti-tumor activity and sensitize tumors to the effects of standard cancer therapies. The Company believes that this dual mode of action will have significant benefits in the treatment of prostate cancer and other disorders.

The Company has also developed ultra sensitive diagnostic techniques to detect tumor metastases which will find application in guiding decisions regarding the choice and duration of prostate cancer treatment. In addition, the Company believes that its proprietary gene discovery technologies will lead to the identification of novel gene targets for the development of second generation therapeutic and diagnostic products employing the core technologies.

Therapeutics Programs
---------------------

Radiation Sensitization Immunogene Therapy

Successful treatment of prostate cancer requires complete eradication of tumor within the prostate and the elimination of metastatic tumor cells which have migrated from the prostate in approximately 50% of patients at the time of diagnosis. The Company believes its proprietary immonogene therapy technology sensitizes tumors to the effects of radiation providing improved treatment of disease within the prostate and simultaneously induces anti-tumor immunity capable of destroying metastatic lesions. The Company's first molecular immunotherapy will employ the intratumoral injection of cells genetically modified to express the cytokine gene interleukin-3 (IL-3). IL-3 has been shown to sensitize tumors to the effects of radiation and to stimulate anti-tumor immune responses capable of eradicating metastatic disease. This immunogene therapy approach has been shown to cure tumors in animal models. This unique therapeutic may be suited for the treatment of prostate cancer that requires elimination of tumor both within the prostate and the metastatic sites. Current surgical and radiation treatments are incapable of eradicating metastatic disease. The Company anticipates that a Phase I clinical trial of the IL-3 radiation sensitizing immunogene therapy should begin within the next twelve months.


Therapy Sensitization by Inhibition of Jun Kinase

Advances in the molecular biology of cancer during the past decade have lead to the identification of the genes involved in the etiology of malignancies. It is now known that the genes which mediate the malignant process are aberrantly functioning versions of naturally occurring genes which normally regulate cell proliferation, cell differentiation/maturation and cellular responses to injury. The Company demonstrates licensed technology that that molecular inhibition of Jun kinases expression enhanced the sensitivity of prostatic carcinoma cells to the effects of chemotherapy and radiation. Antisense oligonucleotides are small pieces of DNA that bind to and inactivate genes that have complimentary genetic sequences. The Company plans to develop with a corporate partner, antisense compounds against Jun kinases for future application in clinical trials in prostate cancer patients. These Jun kinase antisense compounds will also be combined with chemotherapy and radiation in an effort to identify the most effective therapies for future clinical applications.


Diagnostics Program
-------------------

Ultra-sensitive Molecular Diagnostic Products To Detect Metastatic Disease

Standard therapy for prostate cancer incorporates surgery, radiation and hormonal drug treatment depending upon the stage of disease progression. Only prostatic tumors that are localized to the prostate gland can be cured by conventional surgery or radiotherapy. These treatments are reserved for individuals with localized cancer that has not spread outside of the prostate gland as these therapies may result in impotence or incontinence in some patients. Current methods for detecting tumor cells outside of the prostate are unsatisfactory and many men with metastatic disease that cannot be cured by surgery and radiation therapies are subjected to the risks of these procedures. The Company has licensed from University of California an extremely sensitive, proprietary diagnostic method to detect metastases based upon novel applications of nucleic acid amplification techniques termed reverse transcription polymerase chain reaction (RT-PCR). These diagnostic methods will, with a corporate partner, be applied to identify patients with metastatic disease who may not be appropriate candidates for surgery and current radiation therapies.


Gene Discovery/Genomics Program

The Company has licensed proprietary gene discovery methods which permit rapid sequencing of expressed genes and the ability to identify genes that are expressed by different types of tissues in different physiological states. The Company's genomics efforts have been designed to advance each of the ongoing research programs. Novel gene discovery techniques will be utilized to identify genes associated with the causation, progression and therapy resistance of prostate cancer.

The Company's novel gene discovery technologies may also be applied to detect genes that are turned on or off in response to various treatments permitting the identification of genes which mediate sensitivity or resistance to therapy.
This information will subsequently be employed in an effort to develop novel treatment approaches aimed at increasing or decreasing the expression of sensitivity and resistance genes respectively to enhance the efficacy of conventional therapies. Further characterization of these marker genes may also identify additional therapeutic targets for drug development. The identification of genes that are differentially expressed between BPH and prostate cancers will further our diagnostics program and enable more sophisticated applications of our proprietary RT-PCR assays for diagnosis, staging and treatment monitoring.


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


Government Regulation

The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Clinical trials are rigorously regulated. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice ("GLP") regulations. Clinical testing must meet requirements for institutional review board oversight and informed consent, as well as FDA prior review, oversight and good clinical practice requirements. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. Clinical trials in the United States frequently require large numbers of test subjects. There can be no assurance that those conducting clinical trials for the Company will be able to initiate trials at preferred clinical test sites, recruit sufficient test subjects or that clinical trials will be started or completed successfully within any specified time period, if at all, with respect to any of the Company's products. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company or the FDA to delay or suspend clinical trials.

There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval. Before receiving FDA approval to market a product, the Company may have to demonstrate that the product represents an improved form of treatment compared to existing therapies. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development and FDA regulatory review. Similar delays may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of the product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for postmarketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacture and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for manufacturing are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Moreover, Congress has given drug pricing extensive scrutiny and is considering legislation to restrict price increases of pharmaceuticals, especially sales to the federal and state government. Legislation and regulations affecting the formula for pricing pharmaceuticals may change before the Company's products are approved for marketing.

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

The Company has licensed a U.S. patent application for the use of tumor radio sensitization using gene therapy from the Immune Response Corporation (the "IRC License"). The IRC License is a royalty-bearing license for the rights in the field of urologenital tumors, and provides for payments upon the occurrence of certain milestones.

The Company is obligated to make a milestone payment to IRC of two hundred thousand dollars ($200,000) upon the approval of its first product by the FDA or the governing health authority of any other country. This fee can be offset against future royalty payments. In addition, the Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Failure to comply with the terms of the IRC License may cause its termination, which would have a materially adverse effect on the Company.

The Company has licensed a U.S. patent application covering therapy sensitization by inhibition of jun kinase from Daniel Mercola, M.D., Ph.D. (the Mercola License). The Mercola License is a royalty-bearing license for the rights to this patent application, and provides for minimum payments and obligations to fund sponsored research under certain conditions. Dr. Mercola has assigned the royalty payments to the Sidney Kimmel Cancer Center (SKCC), a non-profit cancer research organization where Dr. Mercola conducts his research.

The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the inhibition of jun kinase technology. The license agreement requires the Company to pay a minimum royalty payment of thirty thousand dollars ($30,000) per year. Half of the minimum payment may be used to offset future royalty obligations.

Within 30 days after the date when the Company enters into an agreement with a corporate partner, regarding the inhibition of jun kinase, the Company is obligated to enter into a Sponsored Research Agreement with SKCC to fund Dr. Mercola's research in the inhibition of jun kinase at an annual rate of not less than one hundred fifty thousand dollars ($150,000). Failure to comply with the terms of the Mercola License may cause its termination, which would have an adverse effect on the Company.

The Company has licensed an issued U.S. patent covering the detection of carcinoma metastases by nucleic acid amplification from the University of California (the UC License"). The UC License is a royalty-bearing license for the rights to such patent, and provides for minimum annual payments and payments upon the occurrence of certain milestones. The Company will pay $30,000, in two $15,000 payments, as an initial license-issue fee. The first $15,000 payment was made in September 1996 and the second payment was made in October 1997. Beginning in September 1998 the Company is obligated to pay an annual license maintenance fee of $10,000.

The Company is obligated to make certain milestone payments to UC as follows;
(a) twenty-five thousand dollars ($25,000) upon filing of an IDE or equivalent with the FDA; (b) fifty thousand dollars ($50,000) per year as minimum royalty beginning the year of the first commercial sale of Licensed Product, but no later than the fifth anniversary of the agreement. Failure to comply with the terms of the UC License may cause its termination, which would have an adverse effect on the Company.

Under the terms of the Phenotypics Research and Development Agreement (the "Phenotypics Agreement"), Phenotypics will undertake research to discover novel prostate genes and the identification of genes that are expressed by different types of prostate tissue in different physiological states. In turn, the Company has undertaken to fund such research in the amount of fifty thousand dollars ($50,000) in the first year. Subsequently, the Company will provide half of the cost of such research in each succeeding year. Genes discovered in this research program will be owned equally by the Company and Phenotypics. Failure to pay its one half share of the prostate gene program will cause the Company ownership to be decreased pro-rata on the total funds spent on the program. In addition, by failing to pay its share and therefore having a minority ownership of the genes, the Company would lose control of how the genes were used or licensed by Phenotypics. Failure to fund its commitments to Phenotypics would have a material adverse effect on the Company.

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

The Company also relies on secrecy to protect its technology, especially where patent protection is not believed to be approved or obtainable. Thus, UroGen will protect its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.


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


History of Operating Losses;  Accumulated Deficit

The Company's predecessor divisions have experienced significant operating losses since their inception in 1991. As of December 31, 1997, the Company's balance sheet reflects an accumulated deficit of $743,175. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required approvals and manufacture and market its products.


Dependence Upon Key Personnel

  The Company's future success, if any, depends to a significant degree upon the continued service of key technical and senior management personnel, the loss of any of whose services might significantly delay the Company's efforts. Only Paul Quadros, the Company's Chief Executive Officer, is bound by an employment agreement, while no member of management is covered by an insurance policy of which the Company is the beneficiary. In addition, the Company will rely on consultants and advisors, including its scientific advisors, to assist the Company in formulating its research and development strategy. In order to pursue its product development and marketing plans, the Company may be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, and marketing. Product development and marketing may also require the addition of management personnel and the development of
additional expertise by existing management personnel.   The Company's success
depends on its ability to attract and retain such highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or attract, assimilate or retain highly qualified technical and managerial personnel in the future. If the Company is unable to hire the necessary technical personnel, its ability to develop new and enhanced products could be impaired. Failure to do so could have a material adverse effect upon the Company's business and results of operations. Further, a significant portion of the Company's research and development will be conducted under sponsored research programs with universities and other research organizations. The Company will depend on the abilities of the principal investigator available to conduct research and development. The Company's collaborators will not be employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to Company activities. The Company's collaborators may have relationships with other commercial entities, some of which could compete with the Company.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Common Stock of UroGen was distributed to the public as a dividend to holders of Medstone International, Inc. Common Stock. Each stockholder of Medstone received, as of February 9, 1996, one share of UroGen Common Stock for every one share of Medstone Common Stock held on the Record Date, December 31, 1995. Upon completion of the Distribution, there were 5,616,528 shares of UroGen Common Stock outstanding. None of the shares of the Company issued in this Distribution were eligible to be transferred before December 31, 1997 except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries; (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended (the "Code"), or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees were subject to the same transfer restriction. The certificates representing the shares issued in the Distribution bear the legends referring to such restrictions. As of December 31, 1997, there are also 225,000 outstanding options to purchase shares of UroGen Common Stock (see "Capitalization"). During 1997, there has not been any public trading market for the UroGen Common Stock.


Trading of UroGen Common Stock

  No market for the Company's shares of capital stock existed prior to January 1, 1998. A limited market on the Electronic Bulletin Board has recently been established. The Company trades under the symbol UROG. No assurance can be given that any active trading market will be sustained.

The Company has approximately 1,495 stockholders of record as of March 27, 1998.

Item 6.  SELECTED FINANCIAL DATA

  The following selected financial data of UroGen Corporation, and the UroGen division of Medstone, UroGen's predecessor, reflect UroGen's operating results as a stand-alone entity during 1997 and 1996, and UroGen's historical operation as a division of Medstone, and should be read in conjunction with the Company's historical financial statements and respective notes thereto included elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section. This financial data as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the period July 1, 1991 to December 31, 1997, have been derived from the audited financial statements of the Company, included elsewhere herein. The financial data for all other periods and dates have been derived from unaudited financial statements of the Company. In the opinion of management, such unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Note, all amounts in thousands.




                                                                                            Period from
                                                                                            July 1, 1991
                                                      Year Ended December 31,              (inception) to
                                           ---------------------------------------------    December 31,
                                            1997      1996     1995      1994      1993         1997
                                           ------    ------   ------    ------   --------   ------------
Statement of Operations Data:
Revenues.................................   $  194    $    -    $   -    $   -    $   296    $   649
Costs and expenses:
    Cost of sales........................        -         -        -        -        599        822
    Research and development.............      346       348       75      165      1,273      3,519
    Selling, general and administrative..      151       174        -      233        301        859
                                            ------    ------    -----    -----    -------    -------
         Total costs and expenses........      497       522       75      398      2,173      5,200
                                            ------    ------    -----    -----    -------    -------
Loss from operations.....................     (303)     (522)     (75)    (398)    (1,877)    (4,551)
Other....................................        -        64        -        -          -         64
Interest income..........................        4        14        -        -          -         19
                                            ------    ------    -----    -----    -------    -------
Net loss.................................   $ (299)   $ (444)   $( 75)   $(398)   $(1,877)   $(4,469)
                                            ======    ======    =====    =====    =======    =======
Net loss per share--basic and diluted....   $ (.04)   $ (.07)
Weighted average shares outstanding......    7,311     5,980


                                     December 31,
                         -------------------------------------
                         1997    1996    1995    1994    1993
                         -----   -----   -----   -----   -----
Balance Sheet Data:
Working capital........  $   6   $ 235   $   1   $   -   $  23
Total assets...........     78     253     163     201     327
Total equity...........      9     237     163     201     313


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

  The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated a net loss of $4,468,968. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $74,353 existing cash balance. The Company must develop new products and raise substantial additional financing.

Plan of Operation

  The Company expects that its capital resources will enable it to maintain its current and planned operations through the second quarter of 1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months UroGen will be actively pursuing opportunities to develop and/or license or acquire new prostate cancer therapeutics and diagnostics and novel gene therapies.

  Depending on the Company's success in identifying promising opportunities in cancer and gene therapy, and its success in attracting additional capital, UroGen could substantially increase its number of employees. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. However, a number of the Company's customers and vendors may be affected by Year 2000 issues that require that they expend significant resources to modify or replace their existing systems.

Liquidity and Capital Resources

  From inception on July 1, 1991, the Company's operations have been funded primarily by Medstone, however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,468,968 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

  The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future, if funding is available. The development of the Company's products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring such products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the ability of the Company to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.

  The Company expects that its existing capital resources, including the $74,353 existing cash and equivalent, its SBIR grant received in December 1997, and contract research revenues will enable the Company to maintain its current and planned operations through the second quarter of 1998. The Company intends to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

Results of Operations

  For the years ended December 31, 1997 and 1996, the Company had operating revenues of $193,500 and 0, respectively, and net losses of $299,177 and $443,998, respectively. The smaller loss for the current period reflects the effect of revenues during 1997 as compared to no revenue in 1996. $143,500 of the revenue was from a research agreement and $50,000 was from the sale of proprietary biological materials.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14. "Exhibits, Financial Statement Schedules, and Reports on
Form 8-K."


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position of each present executive officer and director of the Company.

Name                      Age           Position
----                      ---           --------

Ivor Royston, M.D.         52           Chairman of the Board

Paul D. Quadros            51           President, Chief Executive Officer,
                                        Chief Financial Officer and Director

Robert Sobol               45           Executive Vice President and
                                        Chief Operating Officer and Secretary

William Raschke            51           Director of Research

Peter F. Bernardoni        38           Director

  Ivor Royston, M.D. has been Chairman of the Board since April 1997. Dr. Royston had served as President, Chief Executive Officer and Director since the Company's formation in June 1995. Dr. Royston was appointed by the President of the United States to the National Cancer Advisory Board during 1996.

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

  Dr. Royston is Associate Editor of Cancer Gene Therapy, and the Journal of Clinical Laboratory Analysis; Antibody, Immunoconjugates & Radio Pharmaceutics. He serves on the Editorial Board of Hybridoma and Molecular Biology of Cancer. Dr. Royston is a frequent reviewer for the Journal Cancer Research, Journal Blood, and the Journal of Clinical Oncology.

  Dr. Royston is the holder of six patents and is a member of eleven medical and scientific Societies and has published more than 100 scientific papers.

  Dr. Royston was a founder and Director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the Board of Directors of Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombiChem, Inc. and GenQuest, Inc. He currently serves on the Scientific Advisory Boards of Prizm Pharmaceuticals, Inc. and Ixsys Inc. and is a member of the Board of Directors of First Dental Health, Inc.

  Dr. Royston received a B.A. in Human Biology from Johns Hopkins University and an M.D. from the Johns Hopkins School of Medicine. He later trained in internal medicine and oncology at Stanford University and is board certified in both Internal Medicine and Medical Oncology.

  Paul D. Quadros has been the Company's President and Chief Executive Officer since April 1997. He had been Chairman of the Board, Chief Financial Officer and Secretary since the Company's formation in June 1995. From June 1994 to May 1995 Mr. Quadros served as Senior Vice President and Chief Financial Officer of Thermatrix, Inc., a manufacturer of pollution control equipment. Prior to joining Thermatrix, Mr. Quadros was, from January 1985 an officer and from April 1986 a General Partner of Technology Funding, a venture capital management organization. From April 1986 through May 1994, Mr. Quadros was a member of Technology Funding's Commitments Committee, serving as its Chairman from 1987-1990. During his affiliation with Technology Funding he also served as Director of Research and Director of Equity Investments. From 1991-1994 Mr. Quadros was Chairman of Technology Funding's Medical Investment Committee and was actively involved in managing Technology Funding's healthcare portfolio. Mr. Quadros serves as a director of several private companies and one public company, Cardiac Science.

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

  Dr. Sobol received a B.A. in Philosophy from Boston University and an M.D. from The Chicago Medical School. He subsequently trained at the University of Southern California Medical Center and at the University of California San Diego. He is Board Certified in Internal Medicine and Medical Oncology.

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

  Dr. Raschke has served as a reviewer for the NIH with two 4-year terms on the Experimental Immunology Study Section, the American Cancer Society, The National Science Foundation, as well as international funding agencies. He also reviews manuscripts for various immunology and cancer journals.

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

Item 11. EXECUTIVE COMPENSATION

  The Company's Chief Executive Officer, Paul Quadros received cash compensation of $60,000 in 1997. Robert E. Sobol, M.D., the Company's Chief Operating Officer received cash compensation of $146,379 during 1997. No other corporate officer received cash compensation in excess of $100,000 during 1997.

STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK HELD AT END OF FISCAL YEAR

  As of December 31, 1997, options to purchase a total of 225,000 shares of the Company's Common Stock have been granted under the 1995 stock plan and the 1995 Director Option Plan. Such options vest over 1 to 4 years and are exercisable
for 10 years from grant date.   In addition, as of December 31, 1997, warrants
to purchase a total of 200,000 shares of the Company's Common Stock are outstanding. Such warrants expire on July 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  The following table sets forth information with respect to the beneficial ownership of Urogen Common Stock owned by (i) the holders of more than 5% of the Urogen Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading "Executive Compensation" and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of Urogen Corporation Common Stock at December 31, 1997, and includes Urogen Common Stock shares issuable upon exercise of stock options and warrants granted to Officers, Directors and key employees of the Company. See "Executive Compensation - Stock Plans."

                                              Shares of Urogen
                                             Common Stock Owned
                                           -----------------------
Name of Person or Identity of Group         Number (1)     Percent
-----------------------------------        -----------     -------
Ivor Royston                                 773,333           9.6%
  10835 Altman Row, Suite A
  San Diego, CA  92121

Errol Payne                                  459,059           5.7%
  100 Columbia, Suite 100
  Aliso Viejo, CA  92656

Paul Quadros                                 406,667           5.1%
  10835 Altman Row, Suite A
  San Diego, CA  92121

Hathaway & Associates, Ltd.                  375,000           4.7%
  119 Rowayton Avenue
  Rowayton, Ct  06853

Peter Bernardoni                             270,044 (2)(4)    3.4%
  200 Alameda de las Pulgas
  San Mateo, CA  94402

Technology Funding                           255,041 (2)       3.2%
  200 Alameda de las Pulgas
  San Mateo, Ca  94402

Robert Sobol                                 350,000 (5)       4.3%
  10835 Altman Row, Suite A
  San Diego, CA  92121

William Raschke                              100,000           1.2%
  10835 Altman Row, Suite A
  San Diego, CA  92121

All Executive Officers and Directors       1,900,044 (3)      23.6%
  as a group (5 persons)

______________________________
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2) 211,351 shares are held by Technology Funding Partners I, and 43,690 shares are held by Technology Funding Partners II. Technology Funding, Inc. and Technology Funding Ltd. (together "Technology Funding"), of which Peter Bernardoni is an officer and a partner, are the managing general partners of Technology Funding Partners I and II. Technology Funding and Mr. Bernardoni are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Partners I and II and therefore are deemed to be beneficial owner of such shares.
(3) Includes 225,000 shares issuable upon exercise of presently outstanding stock options.
(4) Includes 15,000 shares issuable upon exercise of presently outstanding stock options.
(5) Includes 200,000 shares issuable upon exercise of presently outstanding warrants.

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

Administrative Services Agreement

  Under the Administrative Services Agreement, Medstone provided certain public reporting assistance services to UroGen and, under this agreement, Medstone also provided to UroGen the use of certain facilities. In consideration for such services and the use of such facilities, UroGen paid to Medstone an hourly fee of $100. Pursuant to the terms of the Administrative Services Agreement, UroGen and Medstone contracted employee services from each other for a period not to exceed two years following the Distribution Date.

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

                                    PART IV

Item. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)      Index to Financial Statements

                                                             Page
                                                             ----

         1. Historical Financial Statements

              Report of Independent Auditors                    21
              Balance Sheets at December 31, 1997 and 1996 22 Statements of Operations for the years ended
                December 31, 1997, 1996, and 1995 and
                the period from July 1, 1991 (inception)
                to December 31, 1997                            23
              Statement of Stockholders'/Division Equity for
                the period from July 1, 1991 (inception) to
                December 31, 1997                               24
              Statements of Cash Flows for the years ended
                December 31, 1997, 1996, and 1995 and
                the period from July 1, 1991 (inception)
                to December 31, 1997                            25
              Notes to Financial Statements                     26


         2. Schedules to Financial Statements

              All schedules are omitted because they are
                not applicable or the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1997.

(c)  Exhibits

         Exhibit No.  Description
         -----------  -----------
         2.1          Distribution Agreement between the Company and
                         Medstone International Inc. (1)
         3.1          Certificate of Incorporation of the Company (1)
         3.2          Bylaws of the Company (1)
         10.1         Contribution Agreement between the Company and
                         Medstone International, Inc. dated October 31, 1995 (1)
         10.2         Form of Indemnification Agreement (1)
         10.3         UroGen Corp. 1995 Stock Option Plan (1)
         10.4         UroGen Corp. 1995 Director Option Plan (1)
         23           Consent of Ernst & Young LLP, Independent Auditors
         28.2         Form of UroGen Corp. Information Statement - Distribution
                         to Shareholders of UroGen Corp. (1)

__________________________________________
(1) Previously filed with the Company's Application for Registration on Form 10-SB dated February 9, 1996.

                        Report of Independent Auditors

The Board of Directors
UroGen Corp.

We have audited the accompanying balance sheets of UroGen Corp. (a development stage enterprise) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and the period from July 1, 1991 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UroGen Corp. (a development stage enterprise) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the period from July 1, 1991 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations rise substantial doubt about its ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         ERNST & YOUNG LLP

San Diego, California
February 27, 1998, except for Note 7,
as to which the date is March 18, 1998

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                                BALANCE SHEETS
                                --------------

                                                     December 31,
                                                ----------------------
                                                   1997        1996
                                                ---------    ---------
ASSETS
------
Current assets:
Cash and equivalents                            $  74,353    $ 250,255
                                                ---------    ---------
  Total current assets                             74,353      250,255

Property and equipment, net                         2,111        2,439

Other assets                                        1,065          --
                                                ---------    ---------

Total assets                                    $  77,529    $ 252,694
                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities      $  68,824    $  15,460
                                                ---------    ---------

     Total current liabilities                     68,824       15,460

Stockholders' equity:
  Preferred Stock - $0.01 par value,                  --           --
     5,000,000 shares authorized,
     none issued at December 31,
     1997 and 1996
  Common Stock - $.001 par value,                   7,538        5,980
     40,000,000 shares authorized,
     7,537,319 issued at December 31,
     1997 and 5,979,528 at December 31,
     1996
  Additional paid-in capital                      751,584      675,252
  Note receivable for common stock issued          (7,242)         --
  Deficit accumulated during development
     stage                                       (743,175)    (443,998)
                                                ---------    ---------
Total stockholders' equity                          8,705      237,234
                                                ---------    ---------

                                                $  77,529    $ 252,694
                                                =========    =========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                               July 1, 1991
                                         For the Year Ended December 31,      (inception) to
                                      -------------------------------------    December 31,
                                         1997          1996         1995           1997
                                      -----------   ----------   ----------   ---------------

Revenue                               $   193,500   $      -      $     -        $    649,080

Costs and expenses:
Cost of sales                                 -            -            -             821,878
Research and development                  345,592      347,698       74,640         3,519,120
Selling, general and
     administrative                       151,315      174,472         -              859,452
                                      -----------    ---------    ---------       -----------
Total costs and expenses                  496,907      522,170       74,640         5,200,450
                                      -----------    ---------    ---------       -----------

Loss from operations                     (303,407)    (522,170)     (74,640)       (4,551,370)

Gain on disposal of fixed assets              -         63,776          -              63,776

Interest income                             4,230       14,396          -              18,626
                                      -----------    ---------    ---------       -----------

Net loss                              $  (299,177)   $(443,998)   $ (74,640)      $(4,468,968)
                                      ===========    =========    =========       ===========

Basic and diluted loss
 per share                            $      (.04)   $    (.07)
                                      ===========    =========

Number of shares used in                7,311,573    5,979,528
the computation of basic              ===========    =========
and diluted loss per share

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                  STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
                  ------------------------------------------
         FOR THE PERIOD JULY 1, 1991 (INCEPTION) TO DECEMBER 31, 1997
         ------------------------------------------------------------






                                                                    Note
                                                                 Receivable     Deficit
                                  Common Stock                      For       Accumulated
                              --------------------  Additional     Common       During       Advances    Divisional
                              Number of              paid-in       Stock      Development      from      Accumulated
                               shares      Amount    Capital       Issued        Stage       Medstone    (Deficit)       Total
                              ---------   --------  ----------  -----------  ------------  ------------  ------------ -----------
Advances from Medstone
 July 1, 1991 to
 December 31, 1994                  -     $    -     $     -     $      -     $       -     $ 3,852,465   $       -    $ 3,852,465
Net loss July 1, 1991
 to December 31, 1994               -          -           -            -             -             -      (3,651,153)  (3,651,153)
                              ---------   --------   ----------   ---------   -----------   -----------   -----------  -----------
Balance at December 31,
 1994                               -          -           -            -             -       3,852,465    (3,651,153)     201,312
Advances from Medstone              -          -           -            -             -          36,410           -         36,410
Net loss                            -          -           -            -             -             -         (74,640)     (74,640)
                              ---------   --------   ----------   ---------   -----------   -----------   -----------  -----------
Balance at December 31,
 1995                               -          -           -            -             -       3,888,875    (3,725,793)     163,082
Capital contribution by
 Medstone                           -          -           -            -             -         500,000           -        500,000
Distribution of stock
 dividend and net
 assets February 9,
 1996                         5,616,528      5,617     657,465          -             -      (4,388,875)    3,725,793          -
Distribution of Common Stock
 for services at $.05 per
  share                         363,000        363      17,787          -             -             -             -         18,150
Net loss                            -          -           -            -        (443,998)          -             -       (443,998)
                              ---------   --------   ----------   ---------   -----------   -----------   -----------  -----------
Balance at December 31,
 1996                         5,979,528      5,980      675,252         -        (443,998)          -             -        237,234
Issuance of common stock
 for cash upon exercise of
 options at $.05 per share    1,410,000      1,410       69,090         -             -             -             -         70,500
Issuance of common stock
 for cash and note receivable
 at $.05 per share              147,791        148        7,242      (7,242)          -             -             -            148
Net loss                            -          -            -           -      (  299,177)          -             -       (299,177)
                              ---------   --------   ----------   ---------   -----------   -----------   ----------- ------------
Balance at December 31,
 1997                         7,537,319   $  7,538   $  751,584   $  (7,242)  $ ( 743,175)  $       -     $       -   $      8,705
                              =========   ========   ==========   =========   ===========   ===========   =========== ============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                   July 1, 1991
                                           For the Year Ended December 31,        (inception) to
                                      -----------------------------------------    December 31,
                                         1997          1996            1995            1997
                                      ----------   -------------   ------------   ---------------
Net loss                               $(299,177)     $( 443,998)      $(74,640)      $(4,468,968)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
Depreciation                                 828          84,748         74,640           459,202
Amortization                                 -            35,410            -              35,410
Non-cash distribution of
  common stock                               -            18,150                           18,150
Non-cash outside service cost                -           106,000            -             106,000
Gain on disposal of fixed assets             -           (63,776)           -             (63,776)
Increase in accounts payable
 and accrued liabilities                  53,364          15,460            -              68,824
Other, net                                (1,065)            -           35,410           (31,065)
                                       ---------      ----------       --------       -----------
Net cash used in
  operating activities                  (246,050)       (248,006)       (35,410)       (3,876,223)

Cash flows from investing
  activities:
Purchase of property and
  equipment                                 (500)         (2,739)           -            (515,506)
Disposal of property and
  equipment                                  -               -              -              11,969
                                       ---------      ----------       --------       -----------
Net cash used in
  investing activities                      (500)         (2,739)           -            (503,537)
Cash flows from financing
  activities:
Proceeds from issuance of
  common stock upon exercise
  of options                              70,500             -              -              70,500
Proceeds from sale of
  common stock                               148             -              -                 148
Net advances from Medstone                   -                           36,410         3,883,465
Capital contribution of cash
  by Medstone                                -           500,000            -             500,000
                                       ---------      ----------       --------       -----------
Net cash provided by
  financing activities                    70,648         500,000         36,410         4,454,113
                                       ---------      ----------       --------       -----------
Net increase(decrease) in
 cash and equivalents                   (175,902)        249,255            -              74,353
                                       ---------      ----------       --------       -----------
Cash and equivalents,
 beginning of period                     250,255           1,000            -                 -
                                       ---------      ----------       --------       -----------
Cash and equivalents,
 end of period                         $  74,353      $  250,255       $  1,000       $    74,353
                                       =========      ==========       ========       ===========

                            See accompanying notes.

                                  UROGEN CORP.
                        (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 1997
                               -----------------


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

Basis of Presentation

The accompanying financial statements for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $299,177 during 1997 and has a deficit accumulated during development stage of $743,175 at December 31, 1997. During 1998, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

Accounts Payable and Accrued Liabilities: The carrying amount reported in the balance sheet for accounts payable and accrued liabilities approximates their fair value.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Net Loss Per Share

Loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Common equivalent shares result from stock options and warrants. Common equivalent shares are excluded from the computation as their effect would be antidilutive.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which supersedes APB Opinion No. 15. SFAS 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted average common shares outstanding for the period.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

New Accounting Standards

In June 1997, the Financial Accounting Standards board issued SFAS No. 130, Reporting Comprehensive Income, (SFAS 130) and SFAS 131, Segment Information, (SFAS 131). Both these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and the adoption of these standards will not have a material impact on the Company's financial statements.

2.  Related Party Balances and Transactions

During 1996, the Company issued 339,000 shares of Common Stock valued at $.05 per share and transferred fixed assets with a book value of $42,224 to a research organization in connection with the execution of an Affiliation Agreement and for services rendered. Additionally, during 1997 and 1996, the Company paid the research organization $53,741 and $67,000, respectively for services and rent.

During 1997 and 1996, the Company paid four shareholders/officers a total of $222,379 and $134,000, respectively, for consulting services.

During 1996, the Company issued 24,000 shares of Common Stock valued at $.05 per share to a shareholder/consultant for services.


3.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of December 31, 1997 there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of December 31, 1997 there are 7,537,319 shares issued and outstanding.

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

Warrants

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

In 1997 the Company issued 200,000 warrants to purchase Common Stock to an officer of the Company. These warrants are exercisable at $.05 per share and expire on July 31, 2001.

Stock Options

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board and approved by the Shareholders in 1995, to provide automatic, nondiscretionary grants of options to non-employee directors ("Outside Directors") of the Company. A total of 100,000 shares of Common Stock has been reserved for issuance under the Director Plan. The Director Plan provides that each Outside Director is automatically granted an option to purchase 10,000 shares of UroGen Common Stock upon his or her initial election or appointment as an Outside Director. Subsequently, each Outside Director who has served for at least six months will be granted an additional option to purchase 5,000 shares of UroGen Common Stock on December 31 of each year so long as he or she remains an Outside Director. The exercise price of options granted to Outside Directors must be the fair market value of UroGen Common Stock on the date of grant. Options granted to Outside Directors have ten-year terms, subject to an Outside Director's continued service as a director. Options granted to Outside Directors vest over four years at the rate of twenty-five percent per year. As of December 31, 1997, options to purchase 15,000 shares of Common Stock to an Outside Director had been granted under The Director Option Plan.

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

The following table summarizes the activity of the Company's stock options:

                                   Employee     Director      Weighted
                                     Stock       Stock        Average
                                    Options     Options    Exercise Price
                                  -----------   --------   --------------

Balance at December 31, 1994               -           -                -

Granted                            1,160,000           -             $.05
Exercised                                  -           -                -
Canceled                                   -           -                -
Expired                                    -           -                -
                                  ----------    --------

Balance at December 31, 1995       1,160,000           -             $.05

Granted                              250,000      15,000             $.05
Exercised                                  -           -                -
Canceled                                   -           -                -
Expired                                    -           -                -
                                  ----------    --------

Balance at December 31, 1996       1,410,000      15,000             $.05

Granted                              210,000                         $.05
Exercised                         (1,410,000)          -             $.05
Canceled                                   -           -                -
Expired                                    -           -                -
                                  ----------    --------

Balance at December 31, 1997         210,000      15,000             $.05
                                  ==========    ========


In January 1997, four officers of the Company exercised options to purchase a total of 1,410,000 shares of Common Stock at $.05 per share for total cash proceeds of $70,500.

As of December 31, 1997, there are outstanding options granted under The 1995 Stock Plan to purchase 210,000 shares of UroGen Common Stock at $.05 per share. As of December 31, 1997, there are 342,331 shares reserved and available for future grant under The 1995 Stock Plan.

Options granted pursuant to the 1995 Stock Plan above have exercise periods of ten years and vest over one to four years.

Options outstanding as of December 31, 1997:


                                                                    Weighted
                             Weighted                                Average
                              Average     Weighted                  Exercise
                            Contractual   Average                   Price of
Exercise        Options       Life in     Exercise     Options       Options
Price         Outstanding      Years       Price     Exercisable   Exercisable
-----------   -----------   -----------   --------   -----------   -----------

$  .05            210,000             8       $.05        60,024          $.05


The weighted average exercise prices and fair values for 1997 are as follows:


Exercise Price on Date of Grant         Fair Value          Exercise Price
-------------------------------         ----------          --------------
Equal to market price of stock              $  .05                  $  .05

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: a risk-free interest rate of 6%, a dividend yield of 0%, a volatility factor of the expected market price of the Company's common stock of 50%, and an expected life of the option of two years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                     1997         1996
                                  ----------   -----------
Pro forma net loss                $(307,352)   $( 450,894)
Pro forma net loss per share      $    (.04)   $    (.08)


The pro forma results above for 1997 and 1996 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

4.  Income Taxes

Prior to the Distribution, income taxes had been allocated to the Company on a "separate return" basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995, have been included in the consolidated tax returns of Medstone and have been fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred during the two-year period ended December 31, 1997. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for the Company's deferred tax assets has been recognized, as its realization is uncertain.

Deferred tax assets are comprised of the following:


                                                   December 31,    December 31,
                                                       1997            1996
                                                   -------------   -------------

Loss carryforwards                                    $ 279,000       $ 158,000
Research and development credit carryforwards            29,000          19,000
Other, net                                                8,000               -
                                                      ---------       ---------
Total deferred tax assets                               316,000         177,000
Valuation allowance                                    (316,000)       (177,000)
                                                      ---------       ---------
Net deferred tax assets                               $       -       $       -
                                                      =========       =========

As of December 31, 1997, the Company has federal and state net operating loss carryforwards of approximately $682,000 and $694,000, respectively, which will begin to expire in 2011 and 2001, respectively, unless previously utilized.

The company has Federal and state research and development credit carryforwards of approximately $22,000 and $10,000, respectively, which will begin to expire in 2011 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company's use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

5. Revenues

For the year ended December 31, 1997, $143,500 of the revenues was from a research agreement, and $50,000 was from the sale of proprietary biological materials.

6.  Commitments and Contingency

Facilities

During 1996, the company entered into a three-year Affiliation Agreement with a research organization which provides the Company the rights to utilize certain office space through May 31, 1999. The agreement was amended on May 1, 1997. Future minimum payments to the research organization under this agreement as amended are $36,000 for 1998 and $15,000 for 1999. For the years ended December 31, 1997 and 1996 a total of $36,000 and $67,000 was paid to the research organization under the terms of this agreement for services and rent.

The Company is obligated to make a milestone payment to IRC of $200,000 upon the approval of its first product by the FDA or the governing health authority of any other country. This fee can be offset against future royalty payments. In addition, the Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Failure to comply with the terms of the IRC License may cause its termination, which would have a materially adverse effect on the Company.


7.  Subsequent Event

On March 18, 1998, the Company's Board of Directors entered into an agreement with a major international healthcare company to merge that company's gene therapy program and its advanced gene therapy technology into UroGen's existing technology base. Under the terms of the agreement, UroGen will acquire rights to all of the related intellectual property and equipment needed to continue research and product development in exchange for newly issued UroGen stock. At the conclusion of the asset acquisition, the corporate partner would be issued a number of common shares equal to approximately 19% of the fully diluted number of UroGen shares outstanding at that time. In addition, the corporate partner would also receive a larger number of shares of preferred stock that will be convertible into common stock at a future time and under certain conditions. Under the proposed terms, the corporate partner will also provide funding to UroGen to continue research and product development of this technology.

The agreement has three important contingencies. UroGen must raise a specific minimum amount of capital by May 27, 1998, the transaction must be approved by the board of directors of the corporate partner, and other ancillary agreements must be negotiated and approved by both parties. These agreements include the financial and business relationship defining the corporate partner's ongoing support of research and product development, and a plan for the corporate partner to distribute UroGen products for the treatment of selected genetic disorders. The name of the corporate partner will be disclosed when the contingencies are resolved.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation



Date:  March 27, 1998        /s/  Paul D. Quadros
                                  ---------------------
                                  Paul D. Quadros
                                  President
                                  Chief Executive Officer
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)