Form 10QSB
period 1998-03-31
UROGEN CORP
filed 1998-05-14
CIK 1003929

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Common Stock of the registrant outstanding as of May 13, 1998, was 7,537,319.

================================================================================

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Balance Sheets
           March 31, 1998 (Unaudited) and December 31, 1997............    2

         Condensed Statements of Operations (Unaudited)
           Three Months ended March 31, 1998 and 1997 and the period
           from July 1, 1991 (inception) to March 31, 1998.............    3

         Notes to Unaudited Condensed Financial Statements.............    4

Item 2.  Management's Discussion and Analysis or Plan of Operation.....    8

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings.............................................   10
Item 2.  Changes in Securities.........................................   10
Item 3.  Defaults Upon Senior Securities...............................   10
Item 4.  Submission of Matters to a Vote of Security Holders...........   10
Item 5.  Other Information.............................................   10
           Market For Registrant's Common Equity
Item 6.  Exhibits and Reports on Form 8-K..............................   10
         Signatures....................................................   11

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                        March 31,   December 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (Unaudited)     (Note)
ASSETS
------

Current assets:
Cash and equivalents                                    $  50,144     $  74,353
Accounts Receivable                                        71,750
                                                        ---------     ---------
  Total current assets                                    121,894        74,353

Property and equipment                                      3,239         3,239
  Less accumulated depreciation                            (1,374)       (1,128)
                                                        ---------     ---------
Net property and equipment                                  1,865         2,111
                                                        ---------     ---------

Other assets                                                1,065         1,065
                                                        ---------     ---------

                                                        $ 124,824     $  77,529
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities              $ 234,439     $  68,824
                                                        ---------     ---------
    Total current liabilities                             234,439        68,824

Stockholders' equity(deficit):
  Preferred Stock - $0.01 par value, 5,000,000 shares
    authorized, none issued at March 31, 1998 and
    December 31, 1997                                           -             -
  Common Stock - $.001 par value, 40,000,000 shares
    authorized, 7,537,319 issued at March 31, 1998
    and at December 31, 1997                                7,538         7,538
  Additional paid-in capital                              751,584       751,584
  Note receivable for common stock issued                  (7,242)       (7,242)
  Deficit accumulated during development stage           (861,495)     (743,175)
                                                        ---------     ---------
Total stockholders' equity (deficit)                     (109,615)        8,705
                                                        ---------     ---------
                                                        $ 124,824     $  77,529
                                                        =========     =========

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                   UNAUDITED
                                   ---------

                                           Three Months Ended      July 1, 1991
                                          ---------------------   (inception) to
                                          March 31,   March 31,      March 31,
                                            1998        1997           1998
                                          ---------   ---------   --------------
Revenue                                   $ 120,550   $       -     $   769,630

Costs and expenses:
Cost of sales                                     -           -         821,878
Research and development                    145,830      74,668       3,664,950
Selling, general and administrative          93,517      32,746         952,969
                                          ---------   ---------     -----------
Total costs and expenses                    239,347     107,414       5,439,797
                                          ---------   ---------     -----------

Loss from operations                       (118,797)   (107,414)     (4,670,167)

Gain on disposal of fixed assets                  -           -          63,776

Interest income                                 477       1,490          19,103
                                          ---------   ---------     -----------

Net loss                                  $(118,320)  $(105,924)    $(4,587,288)
                                          =========   =========     ===========

Net loss per share                        $    (.02)  $    (.01)
                                          =========   =========

Number of shares used in the
  computation of Basic and diluted
  loss per share                          7,537,319   7,537,319
                                          =========   =========

                            See accompanying notes.

                                  UROGEN CORP.
                        (A Development Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                 March 31, 1998
                                 --------------

1.  Organization and Summary of Significant Accounting Policies

Organization

UroGen Corp. (the "Company"), a Delaware corporation, was incorporated on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. ("Medstone"). The Company was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone to continue the effort, started in 1991, to treat diseases in urology, with a particular interest in prostate cancer. UroGen operated as two divisions of Medstone from July 1, 1991 to December 29, 1995.

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

Basis of Presentation

The accompanying financial statements for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $299,177 during 1997 and has a deficit accumulated during its development stage of $861,495 at March 31, 1998. During 1998, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Net Loss Per Share

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the three-month periods ended March 31, 1998 and 1997. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, (SFAS 130) and SFAS No. 131, Segment Information, (SFAS
131). Both these standards are effective for the year ending December 31, 1998. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and the adoption of this standard will not have a material impact on the Company's financial statements.

2.  Related Party Transactions

During 1998, the Company paid three shareholders/officers $48,750 cash for consulting services.

During 1998, the Company paid a research organization/shareholder $4,541 cash for rent and services.

3.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of March 31, 1998 there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of March 31, 1998 there are 7,537,319 shares issued and outstanding.

In 1997, the Company entered into a License Agreement with a public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The License Agreement requires the Company to pay future cash royalties to the licensee based upon net sales. In connection with this License Agreement, the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total proceeds of $7,390.

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

4.  License Agreement

In 1997, the Company entered into a License Agreement with an unrelated public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The License Agreement requires the Company to pay future cash royalties to the licensee based upon net sales. In connection with this License Agreement, the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total cash proceeds of $148 and a note receivable of $7,242. Additionally, the Agreement granted to the licensee a Warrant to purchase additional shares in the Company to maintain a fully-diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such Warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such Warrant rights expire the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

5. Technology Acquisition Agreement

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

The agreement has three important contingencies. UroGen must raise a specific minimum amount of capital by May 27, 1998, the transaction must be approved by the board of directors of the corporate partner, and other ancillary agreements must be negotiated and approved by both parties. These agreements include the financial and business relationship defining the corporate partner's ongoing support of research and product development, and a plan for the corporate partner to distribute UroGen products for the treatment of selected genetic disorders. The name of the corporate partner will be disclosed when the contingencies are resolved. The transaction will be accounted for upon the issuance of the shares.

6. Commitments and Contingencies

In conjunction with the aforementioned technology acquisition agreement the Company has agreed to reimburse the corporate partner for all reasonable cancer related research expenses that the corporate partner has incurred since January 1, 1998, not to exceed $35,000 per month. As such, the Company has accrued a total of $105,000 as of March 31, 1998 which has been included in research and development costs.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

General

UroGen Corp. (the "Company") is a development stage company which is primarily engaged in the development of prostate cancer therapies. The Company was incorporated in Delaware on June 30, 1995. It was inactive until January 1, 1996, at which date, the operations of the business, which previously operated as a division of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company.

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date, has generated an operating loss of $4,587,288. Accordingly, there can be no assurances that the Company will be able to generate sufficient revenue and cash flow to maintain its operations beyond the $50,144 existing cash balance. The Company must develop new products and raise substantial additional financing.

Plan of Operation

The Company expects that its existing capital resources will enable it to maintain its current and planned operations for approximately the next three to six months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. In the next twelve months the Company will be actively pursuing opportunities to develop and/or license new prostate cancer therapeutics and diagnostics.

Depending on the Company's success in identifying promising opportunities in prostate cancer therapy, and if it is successful in attracting additional capital, the Company could substantially increase its number of employees later in 1998. However, it is the Company's current intention to use human resources on a part-time and consulting basis for the near-term, if at all possible.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. These systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. However, a number of the Company's customers and vendors may be affected by Year 2000 issues that require that they expend significant resources to modify or replace their existing systems.

Liquidity and Capital Resources

From inception on July 1, 1991, substantially all of the Company's operations have been funded by Medstone; however, such funding was completed with the $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,587,288 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products.

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

Results of Operations

For the three months ended March 31, 1998 and 1997, the Company had operating revenues of $120,550 and -$0-, respectively, and net losses of $118,320 and $105,924, respectively. The increased loss for the current period reflects primarily the increased research and development costs, including costs associated with the new technology acquisition agreement, which are offset by the revenue from a research agreement.

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

     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

     Market for Registrant's Common Equity

       None of the shares of capital stock of the Company issued in the Distribution or otherwise, or acquired through the exercise of stock options could be sold prior to December 31, 1997 except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries;
       (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Code or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees will continue to be subject to the same transfer restriction. No market for the Company's shares of capital stock existed prior to January 1, 1998. A limited market on the Electronic Bulletin Board has recently been established. The Company trades under the symbol UROG. No assurance can be given that any active trading market will be sustained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed with the Commission during the quarter ended March 31, 1998.

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



                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation



Date:  May 13, 1998           /s/ Paul D. Quadros
                              -----------------------
                              Paul D. Quadros
                              Chief Executive Officer
                              Chief Financial Officer
                              (Principal financial and accounting officer)