Form 10QSB
period 1998-06-30
UROGEN CORP
filed 1998-08-13
CIK 1003929

==============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------
                                          OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Common Stock of the registrant outstanding as of August 12, 1998, was 7,671,219.

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

             Condensed Balance Sheets
               June 30, 1998 (Unaudited) and  December 31, 1997...... 2

             Condensed Statements of Operations (Unaudited) Six
               Months Ended June 30, 1998 and 1997 and the period
               from July 1, 1991 (inception) to June 30, 1998........ 3

             Notes to Unaudited Condensed Financial Statements....... 4

Item 2.      Management's Discussion and Analysis or
               Plan of Operation..................................... 8

                       PART II.  OTHER INFORMATION
                       ---------------------------

Item 1.      Legal Proceedings...................................... 10
Item 2.      Changes in Securities.................................. 10
Item 3.      Defaults Upon Senior Securities........................ 10
Item 4.      Submission of Matters to a Vote
               of Security Holders.................................. 10
Item 5.      Other Information...................................... 10
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K....................... 10
             Signatures............................................. 11

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                           CONDENSED BALANCE SHEETS
                           ------------------------

                                              June 30,      December 31,
                                                1998           1997
                                            -----------     ------------
ASSETS                                       (Unaudited)       (Note)
------
Current assets:
    Cash and equivalents                    $   106,895     $     74,353
                                            -----------     ------------

    Total current assets                        106,895           74,353

Property and equipment                            3,239            3,239
    Less accumulated depreciation                (1,524)          (1,128)
                                            -----------     ------------
Net property and equipment                        1,715            2,111
                                            -----------     ------------

Deferred financing costs                         95,000                -
Other assets                                      1,065            1,065
                                            -----------     ------------

                                            $   204,675     $     77,529
                                            ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
---------------------------------------------

Current liabilities:
  Accounts payable                          $   167,427     $     64,024
  Accrued liabilities                           340,178            4,800
                                            -----------     ------------

    Total current liabilities                   507,605           68,824

Stockholders' equity(deficit):
  Preferred Stock - $0.01 par value,                  -                -
     5,000,000 shares authorized,
     none issued at June 30, 1998
     and December 31, 1997
  Common Stock - $.001 par value,                 7,538            7,538
     40,000,000 shares authorized,
     7,537,319 issued at June 30,
     1998 and at December 31,
       1997
  Additional paid-in capital                    751,584          751,584
  Note receivable for common stock issued        (7,242)          (7,242)
  Deficit accumulated during development
     stage                                   (1,054,810)        (743,175)
                                            -----------     ------------

Total stockholders' equity (deficit)           (302,930)           8,705
                                            -----------     ------------

                                            $   204,675     $     77,529
                                            ===========     ============

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

                                  UROGEN CORP.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   UNAUDITED
                                   ---------

                                                      Three Months Ended               Six Months Ended
                                                -----------------------------   -----------------------------    July 1, 1991
                                                                                                                (inception) to
                                                  June 30,        June 30,        June 30,        June 30,         June 30,
                                                    1998            1997            1998            1997             1998
                                                -------------   -------------   -------------   -------------   ---------------
Revenue                                         $      71,750   $           -   $     192,300   $           -   $       841,380

Costs and expenses:
  Cost of sales                                             -               -               -               -           821,878
  Research and development                            223,646         127,214         369,476         201,882         3,888,596
  Selling, general and administrative                  41,916          40,617         135,433          73,363           994,885
                                                -------------   -------------   -------------   -------------   ---------------
Total costs and expenses                              265,562         167,831         504,909         275,245         5,705,359
                                                -------------   -------------   -------------   -------------   ---------------

Loss from operations                                 (193,812)       (167,831)       (312,609)       (275,245)       (4,863,979)
Gain on disposal of
   property and equipment                                   -               -               -               -            63,776

Interest income                                           497           1,376             974           2,866            19,600
                                                -------------   -------------   -------------   -------------   ---------------

Net loss                                        $    (193,315)  $    (166,455)  $    (311,635)  $    (272,379)  $   ( 4,780,603)
                                                =============   =============   =============   =============   ===============


Basic and diluted loss per share                $        (.03)  $        (.02)  $        (.04)  $        (.04)
                                                =============   =============   =============   =============

Number of shares used in
   basic and diluted loss per share                 7,537,319       7,537,319       7,537,319       7,196,829
                                                =============   =============   =============   =============

                                 See accompanying notes.

                                  UROGEN CORP.
                        (A Development Stage Enterprise)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                                 June 30, 1998
                                 -------------

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

Basis of Presentation

The accompanying financial statements for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $299,177 during 1997 and has a deficit accumulated during its development stage of $1,054,810 at June 30, 1998. While management intends to raise additional debt and/or equity financing in 1998 to fund future operations and to provide additional working capital, cash raised through the sale of the unsecured notes (Note 7) as well as funds provided by Baxter Healthcare Corporation ("Baxter") will finance the Company for the next twelve months.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Net Loss Per Share

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the six-month periods ended June 30, 1998 and 1997. Equivalent shares arising from outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, (SFAS 130) and SFAS No. 131, Segment Information, (SFAS
131). Both these standards are effective for the year ending December 31, 1998. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment, and the adoption of this standard will not have a material impact on the Company's financial statements.


2.  Related Party Transactions

During 1998, the Company paid three shareholders/officers an aggregate of $97,500 cash for consulting services.

During 1998, the Company paid a research organization/shareholder $9,028 cash for rent and services.

3.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of June 30, 1998 there were no shares issued or outstanding.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of June 30, 1998 there were 7,537,319 shares issued and outstanding.

In connection with a License Agreement (see Note 4), the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total proceeds of $7,390.

Warrants

The Agreement granted to the same licensee a warrant to purchase additional shares in the Company to maintain a fully diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such warrant rights expire on the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants are exercisable at $.05 per share and expire on July 31, 2001.

4.  License Agreement

In 1997, the Company entered into a License Agreement with an unrelated public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The License Agreement requires the Company to pay future cash royalties to the licensee based upon net sales. In connection with this License Agreement, the Company entered into a Stock and Warrant Purchase Agreement with the licensee whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total cash proceeds of $148 and a note receivable of $7,242. Additionally, the Agreement granted to the licensee a Warrant to purchase additional shares in the Company to maintain a fully diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such Warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such Warrant rights expire the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

5. Technology Acquisition Agreement

On July 9, 1998 the Company executed various agreements with Baxter, pursuant to which the Company acquired Baxter's proprietary gene transfer technologies (the "Baxter Acquisition"). Under the terms of the agreements, the Company obtained exclusive rights to Baxter's adenoviral-based gene transfer technologies in exchange for 5,444 shares of non-voting convertible Series A Preferred Stock and 133,900 shares of common stock. Each share of the Series A Preferred is convertible into 1,000 shares of the Company's common stock. The Company will also acquire for an additional 1,768,319 common shares and 325 shares of Series A Preferred Stock, certain property and equipment used in Baxter's gene therapy program. Baxter will provide funding to the Company for continued research and development of this technology in exchange for additional convertible Preferred Stock. Baxter also will have exclusive worldwide rights to sell, market and distribute products that are developed using this technology for blood clotting disorders.


6. Commitments and Contingencies

In conjunction with the Baxter Acquisition (Note 5), the Company has agreed to reimburse Baxter for all reasonable cancer related research expenses that Baxter has incurred since January 1, 1998, not to exceed $35,000 per month. As such, the Company has accrued a total of $210,000 as of June 30,1998, which has been included in research and development costs.

7. Subsequent Event

In a transaction concurrent with the Baxter Acquisition (Note 5), the Company received $1,030,000 on July 13, 1998, representing the aggregate purchase price for the securities under note and warrant purchase agreements. The convertible unsecured promissory notes bear interest at 8% with warrants to purchase an aggregate of 515,000 shares of the Company's common stock. The principal and accrued interest on each note is due on June 30, 1999 unless converted, at the option of the holder, into shares of the Company's common stock at $1 per share. Each note shall automatically be converted into common stock immediately prior to the filing of any registration statement. The warrants are exercisable for seven years and have an exercise price of $.74 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

General

UroGen Corp. (the "Company") is a development stage company, which is primarily engaged in the development of prostate cancer therapies. The Company was incorporated in Delaware on June 30, 1995. It was inactive until January 1, 1996, at which date, the operations of the business, which previously operated as a division of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company.

Plan of Operation

The Company, a division of Medstone prior to January 1, 1996, had no independent operating history of its own and, to date has generated an operating loss of $4,780,603. While the Company intends to seek additional outside financing, the combination of the sale of $1,030,000 of convertible unsecured promissory notes, as well as development financing provided by Baxter, will fund expanded operations for approximately the next twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations.
Based on its recent acquisition of gene transfer technologies from Baxter Healthcare Corporation, the Company will substantially increase its number of employees later in 1998.

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

Liquidity and Capital Resources

Medstone funded all of the Company's operations from July 1, 1991 (inception) and ending with a $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $4,780,603 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products. There can be no assurance that it will be successful or that profitability will ever be obtained.

The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring such products to market and to establish manufacturing and marketing capabilities. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the ability of the Company to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and the effectiveness of commercialization activities.

The Company expects that its existing capital resources, including the proceeds from its sale of $1,030,000 million of unsecured convertible notes and development financing from Baxter Healthcare, will enable the Company to maintain its expanded operations for approximately the next twelve months. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through its corporate partner agreement with Baxter Healthcare, collaborative arrangements with other corporate partners, or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If issuing equity securities raises additional funds, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

Results of Operations

For the six months ended June 30, 1998 and 1997, the Company had operating revenues of $192,300 and -$0-, respectively, and net losses of $311,635 and $272,379, respectively. The increased loss for the current period reflects primarily increased research and development costs, including costs associated with the new technology acquisition agreement, which are offset by the revenue from a research agreement.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1998.

      Exhibits 27 - Financial Statement Schedule

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation



Date:  August 12, 1998          /s/ Paul D. Quadros
                                    ---------------------
                                    Paul D. Quadros
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)