Form 10QSB
period 1998-09-30
UROGEN CORP
filed 1998-11-13
CIK 1003929

==============================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

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


               10835 ALTMAN ROW, SUITE 105, SAN DIEGO, CA, 92121
              (Address of principal executive offices)   (Zip code)

      Registrant's Telephone Number, including area code:  (619) 450-5949

                                Not Applicable
                                --------------
                (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----      ----

The number of shares of the Common Stock of the registrant outstanding as of October 26, 1998, was 7,677,330.

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

             Condensed Balance Sheets
               September 30, 1998 (Unaudited) and  December 31, 1997...... 2

             Condensed Statements of Operations (Unaudited)............... 3
               Three and Nine Months Ended September 30, 1998
               and 1997 and the period from July 1, 1991
               (inception) to September 30, 1998

             Condensed Statements of Cash Flows (Unaudited)
               Nine Months Ended September 30, 1998 and
               1997 and the period from July 1, 1991 to
               September 30, 1998........................................ 4

             Notes to Unaudited Condensed Financial
               Statements................................................ 5

Item 2.      Management's Discussion and Analysis of..................... 9
               Plan of Operation

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.      Legal Proceedings.......................................... 11
Item 2.      Changes in Securities...................................... 11
Item 3.      Defaults Upon Senior Securities............................ 11
Item 4.      Submission of Matters to a Vote
               of Security Holders...................................... 11
Item 5.      Other Information.......................................... 11
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K........................... 11
             Signatures................................................. 12

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEETS
                       --------------------------------

                                       September 30,    December 31,
                                           1998            1997
                                       ------------     -----------
ASSETS                                  (Unaudited)        (Note)
------
Current assets:
 Cash and equivalents                  $   808,742      $   74,353
  Accounts receivable                      213,399             -
  Prepaid assets                            12,466             -
                                       -----------      ----------

  Total current assets                   1,034,607          74,353
                                       -----------      ----------

Property and equipment                       5,545           3,239
  Less accumulated depreciation         (    1,869)      (   1,128)
                                       -----------      ----------
Net property and equipment                   3,676           2,111
                                       -----------      ----------

Other assets                                 1,065           1,065
                                       -----------      ----------

                                       $ 1,039,348      $   77,529
                                       ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
---------------------------------------------

Current liabilities:
  Accounts payable                     $   280,178      $   64,024
  Accrued liabilities                      109,024             -
  Amounts due officers/shareholders        315,000           4,800
                                       -----------      ----------

    Total current liabilities              704,202          68,824
                                       -----------      ----------

Long-term funding liability                678,492             -
Notes payable, net of discount             877,045             -

Stockholders' equity(deficit):
  Preferred Stock - $0.001 par value,
     5,000,000 shares authorized,
     5,444 and none issued at
     September 30, 1998 and
     December 31, 1997, respectively             5             -
  Common Stock - $.001 par value,
     40,000,000 shares authorized,
     7,537,319 issued at September 30,
     1998 and December 31, 1997              7,538           7,538
  Additional paid-in capital             4,415,073         751,584
  Note receivable for common stock     (    18,492)     (    7,242)
  Deficit accumulated during
     development stage                 ( 5,624,515)     (  743,175)
                                       -----------      ----------

Total stockholders' equity
  (deficit)                            ( 1,220,391)          8,705
                                       -----------      ----------

                                       $ 1,039,348      $   77,529
                                       ===========      ==========

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

                                 UROGEN CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   UNAUDITED
                                   ---------


                                                  Three Months Ended                  Nine Months Ended              July 1, 1991
                                              ------------------------------    --------------------------------    (inception) to
                                              September 30,    September 30,     September 30,     September 30,     September 30,
                                                  1998            1997              1998              1997              1998
                                              ------------    ------------       ------------      -----------      ------------
Revenue                                       $     -           $   96,750        $   192,300       $   96,750       $   841,380
                                              -----------       ----------        -----------       ----------       -----------

Costs and expenses:
  Cost of sales                                      -                -                  -                -              821,878
  Research and development                        807,204           77,879          1,176,680          279,761         4,695,800
  Acquired in-process research and
   development                                  3,429,700                           3,429,700                          3,429,700
  Selling, general and administrative             164,068           35,923            299,501          109,286         1,158,953
                                              -----------       ----------        -----------       ----------       -----------
Total costs and expenses                        4,400,972          113,802          4,905,881          389,047        10,106,331
                                              -----------       ----------        -----------       ----------       -----------

Loss from operations                           (4,400,972)         (17,052)        (4,713,581)        (292,297)       (9,264,951)

Gain on disposal of
   Property and equipment                            -                -                  -                -               63,776
Interest expense                                 (170,790)            -              (170,790)                          (170,790)
Interest income                                     2,057            1,034              3,031            3,900            21,657
                                              -----------       ----------        -----------       ----------       -----------
Net loss                                      $(4,569,705)      $  (16,018)       $(4,881,340)      $ (288,397)      $(9,350,308)
                                              ===========       ==========        ===========       ==========       ===========

Basic and diluted loss per share                   $(0.61)          $(0.00)            $(0.65)          $(0.04)
                                              ===========       ==========        ===========       ==========

Number of shares used in the
 computation of basic and  diluted
 loss per share                                  7,537,319        7,537,319          7,537,319        7,311,573
                                               ===========       ==========        ===========       ==========


                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                   Nine Months         Nine Months          July 1, 1991
                                                      Ended               Ended             (inception) to
                                                   September 30,       September 30,        September 30,
                                                       1998                1997                 1998
                                                   -------------       --------------       --------------
                                                   (Unaudited)         (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net loss                                         $(4,881,340)        $(288,397)           $(9,350,308)
  Adjustments to reconcile net loss to
     cash provided by operations:
     Depreciation                                          741               450                459,943
     Amortization                                                                                35,410
     Non-cash expense related
      to stock issuance                                                                         124,150
     Gain on sale of fixed assets                                                               (63,776)
     Accretion of debt discount                        152,955                 -                152,955
     Technology purchased with stock                 3,429,700                 -              3,429,700
     Changes in operating assets and
      liabilities                                      409,513            26,796                447,272
                                                   -----------         ---------            -----------

  Net cash provided by operating activities           (888,431)         (261,151)            (4,764,654)
                                                   -----------         ---------            -----------

Cash flows from investing activities:
  Gain on sale of fixed assets                                                                   11,969
  Purchases of property and equipment                   (2,306)             (500)              (517,812)
                                                   -----------         ---------            -----------

  Net cash used by investing activities                 (2,306)             (500)              (505,843)
                                                   -----------         ---------            -----------

Cash flows from financing activities:
  Proceeds from sale of stock                               -             70,648                 70,648
  Net advances from Medstone                                -                  -              3,883,465
  Capital contribution by Medstone                          -                  -                500,000
  Equity issuance costs                                (83,366)                -                (83,366)
  Proceeds from notes payable                        1,030,000                 -              1,030,000
  Amounts funded under development
     agreement                                         678,492                 -                678,492
                                                   -----------         ---------            -----------

  Net cash provided by financing activities          1,625,126            70,648              6,079,239
                                                   -----------         ---------            -----------

Increase (decrease) in cash                            734,389          (191,003)               808,742

Cash at beginning of period                             74,353           250,255                   -
                                                   -----------         ---------            -----------

Cash at end of period                              $   808,742         $  59,252            $   808,742
                                                   ===========         =========            ===========

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
                              September 30, 1998
                              ------------------

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $4,881,340 during the nine months ended September 30, 1998 and has a deficit accumulated during its development stage of $5,624,515 at September 30, 1998. While management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital, cash raised through the sale of the unsecured notes (Note 3) as well as funds provided by Baxter Healthcare Corporation ("Baxter") are expected to finance the Company's operations through June 1999.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NET LOSS PER SHARE

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the three-month and nine-month periods ended September 30, 1998 and 1997. Equivalent shares arising from convertible preferred stock, convertible debt and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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


2.  RELATED PARTY TRANSACTIONS

During 1998, the Company paid three shareholders/officers an aggregate of $162,917 for consulting services.

During 1998, the Company paid a research organization/shareholder $47,553 for rent and services.

3.      NOTES PAYABLE

In July 1998, the Company received $1,030,000 representing proceeds from the sale of unsecured convertible notes payable which bear interest at 8% per annum and are due on June 30, 1999 unless previously converted. The notes are convertible into common stock at $1.00 per share. Each note shall be automatically converted into common stock immediately prior to the filing of any registration statement.

In addition, each note holder received a warrant to purchase a number of shares of common stock of the Company equal to one share for each $2.00 of principal. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 per share. The warrants were valued at $305,910 which was recorded as a debt discount to be accreted to interest expense over the expected term of the notes. Accretion during the three months ended September 30, 1998 was $152,955.

4.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.001 par value. As of September 30, 1998 there were 5,444 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock is non-voting and each share is convertible into 1,000 shares of the Company's common stock.

COMMON STOCK

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of September 30, 1998 there were 7,537,319 shares issued and outstanding.

WARRANTS

In connection with a License Agreement (see Note 6), the Company granted to the licensee a warrant to purchase additional shares in the Company to maintain a fully diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such warrant rights expire on the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants are exercisable at $.05 per share and expire on July 31, 2001.

In July 1998, the Company issued warrants related to notes payable issued (Note
3).

5. TECHNOLOGY ACQUISITION AGREEMENT

On July 9, 1998 the Company executed various agreements with Baxter, pursuant to which the Company acquired Baxter's proprietary gene transfer technologies (the "Baxter Acquisition"). Under the terms of the agreements, the Company obtained certain assets and the exclusive rights to Baxter's adenoviral-based gene transfer technologies in exchange for 5,444 shares of non-voting convertible Series A Preferred Stock. Additionally, the agreement provides for the issuance of 1,768,319 shares of the Company's common stock and an additional 325 shares of Series A Preferred Stock on the date certain tangible assets are transferred. The shares issued to acquire the gene transfer technologies were valued at $4,572,955 based on the fair value of the common stock on the date of the agreement and was recorded to acquired in-process research and development.

Baxter will provide funding to the Company for continued research and development of this technology which will be converted to additional convertible Preferred Stock. The funding provided to date is included in the long-term funding liability on the accompanying balance sheet. Baxter also will have exclusive worldwide rights to sell, market and distribute products that are developed using this technology for blood clotting disorders.

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

7. AMOUNTS DUE OFFICERS/SHAREHOLDERS

In conjunction with the Baxter Acquisition (Note 5), the Company has agreed to reimburse Baxter for all reasonable cancer related research expenses that Baxter incurred from January 1, 1998 to September 30, 1998, not to exceed $35,000 per month. As such, the Company has accrued a total of $315,000 as of September 30,1998, which has been included in research and development costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL

UroGen Corp. (the "Company") is a development stage company, which is primarily engaged in the development of gene transfer and prostate cancer therapies. The Company was incorporated in Delaware on June 30, 1995. It was inactive until January 1, 1996, at which date, the operations of the business, which previously operated as a division of Medstone International, Inc. ("Medstone") from July 1, 1991 through December 31, 1995, were transferred to the new company. In July, 1998, the Company acquired certain proprietary gene transfer technologies from Baxter Healthcare Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

Medstone funded all of the Company's operations from July 1, 1991 (inception) and ending with a $500,000 capital contribution of cash on February 9, 1996. The Company has incurred net losses of $9,350,308 since its inception and has never been profitable during its existence. The Company expects to incur significant additional operating losses over the next several years as the Company's research and development efforts expand. The Company's ability to achieve profitability depends upon its ability, alone or with others, to successfully complete development of pharmaceutical products, obtain required regulatory approvals and manufacture and market its products. There can be no assurance that it will be successful or that profitability will ever be obtained.

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

The Company expects that its existing capital resources, including the proceeds from its sale of $1,030,000 million of unsecured convertible notes and development financing from Baxter, will enable the Company to maintain its expanded operations through June 1999. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding either through its corporate partner agreement with Baxter, collaborative arrangements with other corporate partners, or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If issuing equity securities raises additional funds, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay or reduce the scope of its operations or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights it may have acquired in the interim.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998 and 1997, the Company had operating revenues of none and $96,750, respectively, and net losses of $4,569,705 and $16,018, respectively. Revenues relate to amounts billed under a research agreement. The increased loss for the current period reflects primarily increased research and development costs from $77,879 to $4,236,904 for the three months ended September 30, 1997 and 1998, respectively, including
costs associated with the new technology acquired of $3,429,700.   General and
administrative costs increased $128,145 from $35,923 in 1997 to $164,068 in 1998 related to the increased level of operations of the Company during 1998.

For the nine months ended September 30, 1998 and 1997, the Company had operating revenues of $192,300 and $96,750, respectively, and net losses of $4,881,340 and $288,397, respectively. The increased loss for the current period reflects primarily increased research and development costs from $279,761 to $4,606,380 for the nine months ended September 30, 1997 and 1998, respectively, including
costs associated with the new technology acquired of $3,429,700.   General and
administrative costs increased $190,215 from $109,286 in 1997 to $299,501 in 1998 related to the increased level of operations of the Company during 1998. These increases are offset by increased revenue from a research agreement.

                                  UROGEN CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     In July 1998, the Company issued 5,444 shares of Series A Preferred Stock in exchange for technology acquired. UroGen Corp. relied upon exemption from registration provided by Rule 506 of Regulation D, and Section 4(2) under the Securities Act of 1933, as amended.

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

     Current Report on Form 8-K filed on July 23, 1998

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

                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation

Date:  November 12, 1998                    /s/  Carin D. Sandvik
                                         ------------------------------------------------
                                         Carin D. Sandvik
                                         Controller, Chief Accounting Officer & Secretary
                                         (Principal financial and accounting officer)