Form 10KSB40
period 1998-12-31
UROGEN CORP
filed 1999-03-31
CIK 1003929

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1998

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


               10835 ALTMAN ROW, SUITE 150, SAN DIEGO, CA, 92121
        (Address of principal executive offices)       (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 450-5949

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                               (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                               -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [X]

   The number of shares of the Common Stock of the registrant outstanding as of March 24, 1999, was 9,403,638. The number of shares of Common Stock held by nonaffiliates on such date was approximately 7,993,638 with an estimated value of $2,637,901, the closing price of the Company's Common Stock on the over-the-counter on March 24, 1999.

                                 UROGEN CORP.
                       (A DEVELOPMENT-STAGE ENTERPRISE)

                                   FORM 10-K

                               TABLE OF CONTENTS
                               -----------------

              ITEM NUMBER AND CAPTION                            PAGE NO.
              -----------------------                            --------
PART I

Item 1.  Business.....................................................  3
Item 2.  Properties...................................................  9
Item 3.  Legal Proceedings............................................  9
Item 4.  Submission of Matters to a Vote of Security Holders..........  9

PART II

Item 5.  Market For Registrant's Common Equity
          and Related Stockholder Matters............................. 10
Item 6.  Selected Financial Data...................................... 11
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.................................................. 12
Item 8.  Financial Statements and Supplementary Data.................. 14
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................... 14

PART III

Item 10. Directors and Executive Officers of the Registrant........... 15
Item 11. Executive Compensation....................................... 19
Item 12. Security Ownership of Certain Beneficial
          Owners and Management....................................... 21
Item 13. Certain Relationships and Related Transactions............... 23

PART IV

Item 14. Exhibits and Financial Statement Schedules, and
          Reports on Form 8-K......................................... 26

                                     PART I

ITEM 1.  BUSINESS


     UroGen Corp. is a biopharmaceutical company dedicated to the development of innovative gene therapy products utilizing advanced adenoviral vector technologies for the treatment of hemophilia, cancer and other genetic disorders. In July 1998, UroGen acquired certain equipment from the gene therapy unit of Baxter Healthcare Corporation together with exclusive rights to certain technologies in exchange for 1,841,217 shares of Common Stock and 5,830 shares of Series A Preferred Stock (See "Certain Relationships and Related Transactions Baxter Agreements"). Prior to the acquisition, UroGen was a biotechnology company developing products for the diagnosis and therapy of prostate cancer. The technology acquired from Baxter is based upon recombinant adenoviral vector systems that we believe provide superior gene transfer efficiency and expression compared to other gene therapy approaches. The proprietary gene transfer vectors have been engineered to contain less than 3% of the native adenovirus. UroGen believes that removal of unwanted adenoviral viral genes permits increased gene transfer capacity with high level, sustained gene expression and improved safety compared to standard vector systems. As these recombinant viruses are engineered to minimize the presence of adenoviral gene sequences, they are termed "Mini-Ad" vectors. These Mini-Ad vectors retain the broad range of cellular infectivity and efficient gene transfer characteristics of native adenoviruses. Importantly, we believe we have engineered capabilities into our mini-Ad systems which provide for sustained, high level gene expression. We believe our proprietary gene transfer and expression systems advance the capabilities of gene therapy for disease management, providing what we believe to be efficient gene transfer and long term gene expression desired for clinical applications.

     The initial focus of our research and development efforts will be the generation of products for the treatment of hemophilia and prostate cancer. Two vector products are under development: 1) Factor VIII Mini-Ad Vector for the treatment of hemophilia; and 2) Complementary Oncolytic Interleukin-3 (IL-3) Adenoviral Vectors which result in tumor specific cell lysis, radiation sensitization and anti-tumor immune responses for the treatment of prostate cancer. The Factor VIII Mini-Ad Vector for hemophilia is expected to provide a greater duration of active Factor VIII function, preventing chronic bleeding and joint damage which are characteristic of this disorder. The complementary oncolytic IL-3 Adenoviral Vectors are comprised of a mixture of two adenoviral vectors which complement each other resulting in viral replication and propagation restricted to tumor tissues leading to specific tumor cell lysis, radiation sensitization and anti-tumor immune responses for the treatment of prostate cancer.

     UroGen was incorporated in Delaware in June 1995 as a wholly-owned subsidiary of Medstone International, Inc., a Delaware Company. UroGen was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone. The business of UroGen operated as two divisions of Medstone from July 1, 1991 to December 29, 1995. On February 9, 1996, Medstone distributed all of the outstanding stock of UroGen Corp. to its shareholders by issuing a dividend of one share of UroGen Common Stock for each share of Medstone stock held as of December 29, 1995. Our principal executive offices are located at 10835 Altman Row, Suite 150, San Diego, California 92121, and our telephone number is (619) 450-5949. References in this Prospectus to "we", "us", "UroGen" or "the Company" refer to UroGen Corp., a Delaware corporation.

RESEARCH AND DEVELOPMENT


THE MINI-AD SYSTEM
------------------

      The components of the Mini-Ad system are diagrammed in Figure 1. The Mini-Viral Plasmid contains the therapeutic transgene and promoter sequences which permit sustained transgene expression in host cells. The Ad Helper Cell Line and Helper Virus, respectively, provide the early E1A and other adenoviral genes required to package the Mini-Ad Vector into viral particles which contain the outer coat and core proteins of native adenoviruses. These proteins mediate the broad host range and efficient gene transfer characteristics of native adenoviruses. However, the genes encoding these proteins are not packaged into the Mini-Ad Vector, which is replication incompetent and contains less than 3% adenoviral components. The Mini-Ad Vector product is readily purified from the Ad Helper Cell Line and processed for distribution in an injectable preparation.

FIGURE 1 -- DIAGRAM OF COMPONENTS OF THE MINI-AD SYSTEM

FACTOR VIII MINI-AD VECTOR FOR HEMOPHILIA A/LIVER DIRECTED GENE THERAPY
-----------------------------------------------------------------------

     The ease of delivery and affinity of adenoviruses for the liver makes this organ a logical target for this gene delivery system. Intravenous injection of adenoviruses results in greater than 90% of viral infection in hepatocytes. The first Mini-Ad product under development is a Factor VIII vector for the treatment of hemophilia A. As the liver is one of the major organs for natural Factor VIII production, the vector has been engineered to optimize Factor VIII expression in this organ. The vector uses a tissue-specific promoter to drive Factor VIII cDNA expression for sustained high-level expression and secretion of the protein. In mouse hemophilia models, intravenous injection of this mini-Ad vector resulted in serum Factor VIII concentrations that are twenty to thirty times therapeutic levels (Figure 2). These serum levels have been maintained for a duration of up to one year with correction of bleeding time. The animals continue to be followed to evaluate the duration of therapeutic Factor VIII expression.

FIGURE 2 -- CHART SHOWING EXPRESSION OF FACTOR VIII IN MINI AD-INJECTED MICE FOR DAYS AFTER INJECTION

     We believe that there may be additional product opportunities for this liver directed vector technology. Diseases resulting from abnormal function or biochemistry of the liver are among the leading causes of morbidity and mortality. Cardiovascular disease, the leading cause of death in the industrialized world, is causally linked to hyperlipidemia, which is controlled by genes expressed in the liver. There are several common genetic liver diseases for which effective gene therapy to replace aberrantly functioning genes would supplant current conventional therapies, which are either cumbersome or ineffective. We believe that among them, familial hypercholesterolemia, due to deficiency of LDL-receptors in the liver, is one of the additional diseases suitable for Mini-Ad therapy.

ONCOLYTIC IL-3 VIRAL VECTOR FOR PROSTATE CANCER
-------------------------------------------------------

     Prostatic carcinoma is the most common cancer among men. It currently occurs in approximately one in six men and has an annual incidence of in the United States 187,000 new cases. We believe that a significant advantage of our proprietary oncolytic IL-3 viral vector product may be its ability to have both local and systemic anti-tumor activity, while sensitizing tumors to the effects of standard cancer therapies. These multiple modes of action may have benefits in the treatment of prostate cancer and other neoplasms. Successful treatment of prostate cancer requires complete eradication of tumors within the prostate and the elimination of metastatic tumor cells, which have migrated from the prostate in approximately fifty percent of patients at the time of diagnosis. Our proprietary viral oncolytic IL-3 viral vector has intrinsic viral anti-tumor lytic activity. In addition, we believe the product will result in IL-3 expression, which sensitizes tumors to the effects of radiation, providing improved treatment of disease within the prostate, and simultaneously inducing anti-tumor immunity capable of destroying metastatic lesions. Our first oncolytic IL-3 viral vector product will be injected intratumorly and administered with radiation for the treatment of prostate cancer (Figure 3).

FIGURE 3 -- DIAGRAM OF THE MULTIPLE EFFECT OF ONCOLYTIC MINI-AD IL-3 AND
            RADIOSENSITIZATION

     The oncolytic IL-3 viral vector product is comprised of a mixture of two adenoviral vectors that complement each other to permit selective adenoviral replication and tumor cell lysis limited to cancer tissues. In this system, one vector contains the AdEl gene under the control of a tumor tissue specific promoter (the controlled vector), and the second vector contains the remainder of the adenoviral genome without AdEl (the supplemental vector) (Figure 4). The viruses complement each other resulting in viral replication and propagation restricted to tumor tissues leading to specific tumor cell lysis. Importantly, we believe the controlled vector can be engineered to carry and express additional therapeutic genes such as IL-3.

FIGURE 4 -- DIAGRAM OF THE ONCOLYTIC DUAL-AD SYSTEM

     Preliminary studies with vectors incorporating a prostate specific antigen
(PSA) promoter have cured prostate tumors in animal models following intratumoral injection (Figure 5).

FIGURE 5 -- CHART SHOWING THE ONCOLYTIC EFFECT OF PROSTATE-SPECIFIC DUAL-AD IN
            MICE FOR DAYS AFTER INJECTION

     Unlike other oncolytic viral systems, which have limited capacity for delivering additional therapeutic genes, we believe our vectors may be engineered to express genes encoding cytokines and co-stimulatory factors that can enhance tumor antigen presentation and T-cell activation to induce systemic anti-tumor immunity. We have demonstrated that IL-3 gene therapy sensitizes tumors to the effects of radiation and stimulates anti-tumor immune responses capable of eradicating metastatic disease. IL-3 stimulates antigen presenting cells (macrophages and dendritic cells) required for the generation of systemic anti-tumor immunity. In animal tumor models, the combination of IL-3 cytokine gene therapy with radiotherapy was synergistic resulting in enhanced efficacy of local radiotherapy and generating systemic anti-tumor immunity. We used IL-3-transfected murine fibrosarcoma Fsa tumors as a model in these studies. The IL-3 secreting tumors (Fsa-JmIL3) were more sensitive than parental tumors (Fsa) to irradiation in vivo (Figure 6) and post-radiotherapy developed a dramatic T cell infiltrate and induced a high level of systemic immunity. In this study, 25 Gy of radiation caused parental Fsa tumors to regress only temporarily and then began progressing again after 10 days. In contrast, IL-3 transduced Fsa-JmIL3 tumors continued to regress after irradiation and complete tumor remission was achieved (Figure 6). These cured mice developed long lasting systemic immunity to parental tumor and were resistant to subcutaneous challenge with 500,000 parental Fsa tumor cells three months later in five out of five animals tested. This dose of tumor cells reproducibly caused subcutaneous tumors in one hundred percent of non-immunized animals.

FIGURE 6 -- CHART SHOWING THE EFFECT OF THE IL-3 GENE INJECTED IN-VIVO COUPLED
            WITH RADIOSENSITIZATION TREATMENT

     We believe our multimodality oncolytic, radiation sensitizing, immunotherapeutic approach is suited for the treatment of prostate cancer which requires elimination of tumors both within the prostate and at metastatic sites. Current surgical and radiation treatments are incapable of eradicating metastatic disease.

     Approximately 71% of UroGen's employees are engaged in research and development. During the years ended December 31, 1998, 1997 and 1996, we spent approximately $1,915,548 (before the non-cash write-off of acquired in-process technology), $346,000 and $348,000, respectively, for research and development.

MANUFACTURING

     We intend to utilize contract manufacturers for most of the preclinical and clinical requirements for our potential products. This strategy is designed to
(i) accelerate the scale-up of manufacturing processes to commercial scale (ii) reduce initial capital investment (iii) result in competitive manufacturing costs and (iv) provide access to a wide range of manufacturing technologies. The Company is in the process of investigating contract manufacturing alternatives.

PATENTS AND LICENSES

     We believe that patent and trade secret protection is important to our business and that our future will depend in part on our ability to maintain our technology licenses, protect our trade secrets, secure additional patents and operate without infringing the proprietary rights of others. UroGen currently holds exclusive rights to one issued United States patent, one allowed United States patent application and several other pending patent applications that relate to genetic therapies and molecular diagnostics.

     A series of United States and foreign patent applications for the Mini-Ad and Oncolytic Vector systems have been filed. These applications cover all fields of use for the packaging attenuated helper Ads, various mini-Ad vectors, and related helper cell lines. The novel targeted gene integration mechanism which permits sustained, high level gene expression has also been claimed in these patent applications. We have obtained exclusive world-wide rights to a patent application covering the use of cytokines and immunomodulatory substances utilized in combination with radiation for enhancing the effects of radiation and stimulating anti-tumor immunity in the treatment of certain cancers. We have also filed a patent application for the oncolytic/immunogenic complimentary-Ad vector system utilizing tumor or tissue specific promoters to specifically induce tumor lysis and systemic anti-tumor immunity to destroy both localized and disseminated tumors.

     The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the gene therapy field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to ours. Patents applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. We may not be aware of all of the patents potentially adverse to UroGen's interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that such patents which contain claims relating to UroGen's technology.

      To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims, and such claims are ultimately determined to be valid, we may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. We believe that our current and proposed activities do not infringe on any patents that would be determined to be valid. We can not assure you that patents do not exist in the United States or in other countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to any of UroGen's technologies. Commercialization of UroGen's proposed products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. We can not assure you that the licenses that might be required for UroGen's processes or products would be available on commercially acceptable terms, if at all.

     UroGen's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on our business, financial condition and results of operations. Litigation, which could result in substantial cost, may also be necessary to enforce any patents issued to UroGen or to determine the scope and validity of third-party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United Stated Patent and Trademark Office to determine the priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome could subject UroGen to significant liabilities to third parties and require us to license disputed rights from third parties or to cease using such technology.

     UroGen also relies on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. We can not assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that UroGen's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

     Patents issued and patent applications filed internationally relating to gene therapy are numerous and we cannot assure you that current and potential competitors or other third parties have not filed or received will not file or receive applications in the future for, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by UroGen. Additionally, there is certain subject matter which is patentable in the United States but not generally patentable outside of the United States. Differences in what constitutes patentable subject matter in various countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and-or other issues may prevent UroGen from obtaining patent protection outside of the United States which would have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by UroGen would compete with existing drugs and therapies and with others under development. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of hemophilia and prostate cancer. Many of these organizations have financial, technical, manufacturing and marketing resources which are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive therapy for treatment of the same diseases we have targeted, or one which offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected.

     We believe that our product development programs will be subject to significant competition from companies using alternative technologies, as well as to increasing competition from companies that develop and apply technologies similar to our technologies. Other companies may succeed in developing products earlier than we do, obtaining approvals for such products from the FDA more rapidly than we do or developing products that are safer and more effective than those under development or proposed to be developed by us. We can not assure you that research and development by others will not render our technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by us, or that any therapy developed by UroGen will be preferred to any existing or newly developed technologies.

EMPLOYEES

     At December 31, 1998 UroGen had 14 employees, including 10 in research and development and 4 in finance and administration. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union and we believe that our relations with the employees are generally good.

ITEM 2.  PROPERTIES

         UroGen leases approximately 4,800 square feet of office and laboratory space in San Diego, California. The term of the lease expires in May 2000. We believe our existing facilities will be sufficient to meet our anticipated operating needs through May 2000.

ITEM 3.  LEGAL PROCEEDINGS

  UroGen is not a party to any material litigation or legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     UroGen Common Stock is traded on the over-the-counter market on the electronic bulletin board under the symbol "UROG". The initial Common Stock of UroGen was distributed to the public as a dividend to holders of Medstone International, Inc. Common Stock. Each stockholder of Medstone received, as of February 9, 1996, one share of UroGen Common Stock for every one share of Medstone Common Stock held on the Record Date, December 31, 1995. Upon completion of the distribution, there were 5,616,528 shares of UroGen Common Stock outstanding. None of the shares of the Company issued in this distribution were eligible to be transferred before December 31, 1997. As of December 31, 1998, there are also options outstanding to purchase 385,000 shares of Common Stock, warrants to purchase 848,748 shares of Common Stock and Series A Preferred Stock and convertible debt convertible into 5,830,000 and 1,030,000 shares of Common Stock, respectively.

     The following table shows for the periods indicated the high and low closing prices for the Common Stock:

                                                            HIGH           LOW
-------------------------------------------------------------------------------
FISCAL YEAR ENDED December 31, 1998
       First Quarter......................................  $2.25         $0.22
       Second Quarter.....................................  $1.25         $0.31
       Third Quarter......................................  $1.00         $0.38
       Fourth quarter.....................................  $0.50         $0.32
FISCAL YEAR ENDED DECEMBER 31, 1999
       First Quarter (through March 24, 1999).............  $0.44         $0.31




We have approximately 1,077 stockholders of record as of March 24, 1999.

In October 1998, UroGen issued 1,707,319 shares of Common Stock and 386 shares of Series A Preferred Stock to Baxter Healthcare Corporation in exchange for equipment and technology acquired. UroGen relied on the exemption from registration provided by Rule 506 of Regulation D, and Section 4(2) under the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA


     The following selected historical financial data of UroGen Corp., and the UroGen division of Medstone, UroGen's predecessor, reflect UroGen's operating results as a stand-alone entity during 1996, 1997 and 1998, and UroGen's historical operation as a division of Medstone for the prior periods. The financial data as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 have been derived from the audited financial statements of the Company, included elsewhere herein. The financial data for all other periods and dates have been derived from audited financial statements of the UroGen division of Medstone which are not included herein. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

                                                                                                            PERIOD
                                                                                                           FROM JULY
                                                                                                            1, 1991
                                                                                                          (INCEPTION)
                                                                                                               TO
                                                                                                            DECEMBER
                                            1998         1997         1996         1995        1994        31, 1998
                                         ---------     ---------    ---------    ---------    --------    -----------
STATEMENT OF OPERATIONS DATA:

 Net revenues........................    $     192     $     194    $       -    $       -    $      -    $      841
                                         ---------     ---------    ---------    ---------    --------    ----------
 Costs and expenses:
    Cost of sales                                -             -            -            -           -           822
    Research and development.........        1,916           346          348           75         165         5,435
    General and administrative.......          487           151          174            -         233         1,347
    Write-off of acquired in-process
        technology...................        5,455             -            -            -           -         5,455
                                         ---------     ---------    ---------    ---------    --------    ----------
          Total costs and expenses...        7,858           497          522           75         398        13,059
                                         ---------     ---------    ---------    ---------    --------    ----------
 Income from operations..............       (7,666)         (303)        (522)         (75)       (398)      (12,218)
    Other income.....................            -             -           64            -           -            64
    Interest expense.................         (306)            -            -            -           -          (306)
    Interest income..................           10             4           14            -           -            28
                                         ---------     ---------    ---------    ---------    --------    ----------
  Net loss...........................    $  (7,962)    $    (299)   $    (444)   $     (75)   $   (398)   $  (12,432)
                                         =========     =========    =========    =========    ========    ==========

  Net loss per share.................    $   (1.00)    $   (0.04)   $   (0.07)         N/A         N/A
                                         =========     =========    =========
  Weighted average shares
     outstanding.....................        7,997         7,311        5,980          N/A         N/A
                                         =========     =========    =========

                                                               DECEMBER 31,
                                        --------------------------------------------------------------
                                           1998        1997         1996          1995          1994
                                        ---------    ---------    ---------     ---------     --------
BALANCE SHEET DATA:
  Working capital................       $ (1,274)    $     6      $   235       $     1       $     -
  Total assets...................          1,098          78          253           163           201
  Long-term debt, net of current
   portion.......................          1,044           -            -             -             -
  Shareholders' equity...........         (1,934)          9          237           163           201

DIVIDEND POLICY

  We presently intend to retain earnings, if any, for use in its business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

     UroGen commenced operations as a stand-alone entity in January 1996 to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. On July 8, 1998, UroGen entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to certain gene therapy technologies and certain tangible assets in exchange for 1,841,219 shares of Common Stock and 5,830 shares of Series A Preferred Stock (See "Certain Relationships and Related Transactions-Baxter Agreements").

     UroGen has been in the development stage since inception, with its current activities consisting of the development of its core technology, which is based upon novel recombinant adenoviral vector systems, that we believe provide superior gene transfer efficiency and expression compared to other gene therapy approaches. We expect to incur increasing research and development expenditures as we focus our efforts on further development of its Factor VIII Mini-Ad Vector for Hemophilia and Complementary Oncolytic IL-3 Viral Vector Product. Accordingly, we expect no significant revenues and to incur significant operating losses over the next several years.

RESULTS OF OPERATIONS

Revenues

     UroGen has generated revenues to date of $791,000 from contract research agreements and grants and $50,000 from the sale of proprietary biological materials. Total revenues for the years ended December 31, 1998, 1997 and 1996 were $192,000, $194,000, and none, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least four years.

Research and development and acquired in-process technology

     Research and development expenses and acquired in-process technology charges during the years ended December 31, 1996, 1997 and 1998 were $348,000, $346,000 and $7,371,053, respectively. Research and development expenses during 1996, 1997 and through June 30, 1998 consisted primarily of payments to consultants who were performing research and to fees related to technology licenses and patent applications. Following consummation of the Baxter transaction on July 8, 1998, research and development costs were expanded to include the costs of the hemophilia and cancer programs acquired from Baxter, but which were continued at Baxter until the employees and tangible assets involved were moved to our facilities in October 1998. Additionally, the technology acquired from Baxter valued at $5,455,505 was charged to acquired in-process technology due to the early stage of development. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

General and administrative expenses

     General and administrative expenses during the years ended December 31, 1996, 1997 and 1998 were $174,000, $151,000 and $488,000, respectively. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $642,511 during the year ended December 31, 1998. Net cash used by operating activities consists primarily of UroGen's net loss increased by non-cash expenses, such as the write-off of in-process technology acquired with stock and expenses paid via advances from Baxter. Net cash used by investing activities of $63,493 during 1998 consists of the purchase of furniture and equipment. Net cash provided by financing activities of $946,634 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital.

     Medstone funded all of UroGen's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. UroGen has incurred net losses of $12,431,356 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We can not assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. UroGen's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.

   Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter (See "Certain Relationships and Related Transactions Baxter Transactions"), Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I Clinical Trial for the hemophilia product. The funding provided by Baxter is in the form of a note payable which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement.

     We have commitments for additional capital through the sale of convertible notes and warrants. We anticipate that this additional capital, coupled with existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, will enable us to maintain our current and planned operations through November 1999. Accordingly, we will need to raise substantial additional capital to fund our operations. We intend to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may have.

     Our independent auditors have issued their report on our financial statements. This report contains an explanatory paragraph which expresses substantial doubt regarding UroGen's ability to continue as a going concern based on certain existing conditions. Successful completion of our development program and transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill our research and development activities, and achieving a level of revenues adequate to support our cost structure.

TECHNOLOGY LICENSES

UroGen entered into a license agreement with The Immune Response Corporation in March 1997 which was amended in January 1999. Under the IRC License, UroGen is obligated to make a milestone payment to IRC of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. UroGen is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, UroGen agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 payable during 1999.

In November 1997, UroGen entered into a license agreement with an individual and an affiliated research organization under which we obtained an exclusive right to certain technology for commercial purposes. UroGen is obligated to pay royalties on its net sales revenues and a percentage of revenues from sublicenses relating the technology (the "Running Royalties"). Additionally, UroGen is required to make minimum annual royalties of $30,000 for the duration of the agreement. The minimum annual royalties may be credited against Running Royalties, as defined, for that year. If there are no Running Royalties to offset the annual royalty, one-half of the annual royalty may be carried forward to offset Running Royalties from the following year. Within thirty days of UroGen entering into an agreement with a corporate partner or strategic alliance relationship related to this technology, UroGen will pay a minimum of $12,500 per month to fund additional research.

In September 1996, UroGen entered into a license agreement with the Regents of the University of California to license rights to certain patents and continuing applications thereof in the field of diagnosis of metastases by nucleic acid amplification. We are required to pay an annual license maintenance fee of $10,000 until we are selling licensed product. We are also required to pay milestone fees of $25,000 upon filing an Initial New Drug Application on a licensed product or method with the Food and Drug Administration and $50,000 upon marketing approval of a licensed product or method by the FDA. UroGen will pay royalties on its net sales revenues of licensed products or methods. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty will be credited against earned royalty due for the year in which the annual minimum payment was made.

YEAR 2000 COMPLIANCE

     The Year 2000 issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, an inability to process transactions or an inability to engage in other normal business activities. This is a significant issue for most companies with far-reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

     We are in the process of addressing the Year 2000 issue. The majority of our systems are either new or have been recently upgraded with upgrades including Year 2000 compliance. Such upgrades have cost approximately $1,500 to date. We do not engage in significant electronic interfaces with third parties. However, failure on the part of third parties we do business with to be Year 2000 compliant could impact their operations which would, in turn, impact our operations. The most reasonably likely worse case scenario resulting from the Year 2000 issue is unproductive operations. We will have a contingency plan in place for Year 2000 issues by September 1999.

     We anticipate that the amount we will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material effect on UroGen's liquidity or results of operations. Additionally, those costs are not expected to cause reported financial information not to be indicative of future operating results or future financial condition.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1998, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have an impact on our financial condition or results of operations.

     The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     SEE ITEM 14.  "Exhibits, Financial Statement Schedules, And Reports On
                    Form 8-K."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and executive officers of UroGen, their ages as of December 31, 1998 and certain information about them are set forth below:

     NAME OF DIRECTORS
   AND EXECUTIVE OFFICERS          AGE                        PRINCIPAL OCCUPATION
-------------------------------   -----  --------------------------------------------------------------
Paul D. Quadros                    52     Chairman of the Board of Directors
Robert E. Sobol, M.D.              46     President, Chief Executive Officer and Director
Wei-Wei Zhang. M.D, PhD            41     Senior Vice President, Chief Scientific Officer and Director
William Raschke, PhD               52     Vice President
Carin D. Sandvik                   35     Controller, Chief Accounting Officer and Corporate
                                          Secretary
Peter F. Bernardoni                39     Director
Ivor Royston, M.D.                 53     Director
Victor W. Schmitt                  50     Director

     PAUL D. QUADROS has been Chairman of the Board and the Company's Chief Financial Officer since August 1998. Prior to that Mr. Quadros had been the Company President and Chief Executive Officer since April 1997 and prior to that was the Company Chairman of the Board, Chief Financial Officer and Secretary since the Company's formation in June 1995. From June 1994 to May 1995, Mr. Quadros served as Senior Vice President and Chief Financial Officer of Thermatrix, Inc., a manufacturer of pollution control equipment. Prior to joining Thermatrix, Mr.Quadros was, from January 1985 an officer and from April 1986 a general partner of Technology Funding, a venture capital management organization. From April 1986 through May 1994, Mr. Quadros was a member of Technology Funding's Commitments Committee, serving as its chairman from 1987 to 1990. During his affiliation with Technology Funding he also served as Director of Research and Director of Equity Investments. From 1991 to 1994 Mr. Quadros was chairman of Technology Funding's Medical Investment Committee and was involved in managing Technology Funding's healthcare portfolio. Mr. Quadros currently serves as a director of several private companies and one public company, Cardiac Science, Inc.

     Prior to joining Technology Funding in 1985, Mr. Quadros was Executive Vice President of Amreal Securities Corp., an affiliate of Home Federal Savings and
Loan.   Before joining Amreal in April 1984, Mr. Quadros was a Senior Vice
President of Public Storage, Inc., a national real estate developer. Prior to joining Public Storage in 1981, Mr. Quadros was Assistant Treasurer of The Times Mirror Company, where he served for seven years in several corporate finance positions. Mr. Quadros began his career as a securities analyst and institutional portfolio manager. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from the UCLA Graduate School of Management.

     ROBERT E. SOBOL, M.D has been President and Chief Executive Officer of the Company since August 1998. Prior to that Dr. Sobol was the Executive Vice President and Chief Operating Officer since July 1996. Dr. Sobol was previously the Director of Clinical Science at Sidney Kimmel Cancer Center, which is affiliated with Sharp HealthCare, one of the largest healthcare providers in San Diego. Dr. Sobol has developed clinical applications of immuno therapy and gene therapy for the treatment of cancer and is a founder of several successful biotechnology ventures. He was a founder and Vice

President of IDEC Pharmaceuticals Corporation, a publicly traded company developing monoclonal antibody based treatments for cancer and autoimmune disorders. He was also a founder of GeneSys Therapeutics, a gene therapy company which merged with publicly traded Somatix Therapy Corporation and subsequently with Cell GeneSys Incorporated.

     Dr. Sobol led the research team which was the first to treat a brain tumor patient with cytokine gene therapy. He is also the principal investigator for one of the first gene therapy protocols approved for the treatment of colon carcinoma. Dr. Sobol is the Editor of the journal Cancer Gene Therapy. He is also on the Editorial Board of the journal Oncology Reports.

     Dr. Sobol received a B.A. in Philosophy from Boston University and an M.D. from The Chicago Medical School. He subsequently trained at the University of Southern California Medical Center and at the University of California, San Diego. He is Board Certified in Internal Medicine and Medical Oncology.

     WEI-WEI ZHANG, M.D., PH.D. joined the Company as Senior Vice President, Chief Scientific Officer and Director in October 1998. Dr. Zhang has sixteen years of biomedical research experience including nine years of research management experience. He was formerly the Director of Molecular Biology in the Gene Therapy Unit of Baxter Healthcare Corporation since March 1995. Dr. Zhang established the Department of Molecular Biology at Baxter and initiated a comprehensive program for the mini-Ad vector system for in vivo gene therapy. Dr. Zhang has significant technical expertise in vector technology, particularly with adenoviral vectors and their application in gene therapy of cancer and hemophilia. Prior to joining Baxter, Dr. Zhang was an Assistant Professor in the Department of Thoracic and Cardiovascular Surgery at the University of Texas MD Anderson Cancer Center, where he led the program of adenoviral vector development and adenovirus-mediated tumor suppressor gene therapy of cancer (Adp53) from lab to clinic. The clinical trial of this therapeutic intervention was approved by the National Institutes of Health and the FDA in 1994. Dr. Zhang also has experience in start-up biotechnology ventures, and his inventions formed a key part of the scientific foundation of Introgen Inc.

     Dr. Zhang received his M.D. from the Zhejiang Medical University in China and received a Ph.D. in molecular biology, recombinant DNA, and protein chemistry from The University of Alabama. Dr. Zhang had postdoctoral training in gene manipulation and transfer technologies at the Baylor College of Medicine.

     WILLIAM C. RASCHKE, PH.D has been Vice President since August 1998 and devotes his efforts to both scientific and corporate development projects. He was previously Director of Research of the Company since September 1996. Dr. Raschke also holds the positions of Member and Director of Molecular Immunology of the Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center), positions he has held since coming to the Center in 1994. Since March 1997, he has also served as the Acting Scientific Director of the Center. Dr. Raschke has previously held positions at SIBIA, Inc. from 1988 to 1994 where he was Senior Research Fellow, The Salk Institute from 1988 to 1994, and 1975 to 1981 with various staff appointments and the La Jolla Cancer Research Foundation (now the Burnham Institute) from 1981 to 1988 as Associate Scientific Director and Staff Scientist.

     Dr. Raschke has served as a reviewer for the National Institute of Health with two four - year terms on the Experimental Immunology Study Section, the American Cancer Society and The National Science Foundation, as well as international funding agencies. He also reviews manuscripts for various immunology and cancer journals.

Dr. Raschke received a B.S. in Chemistry from the University of Texas, Austin and a Ph.D. in Biochemistry from the University of California, Berkley. He conducted post graduate training at the Salk Institute in Developmental Biology and Immunology.

     CARIN D. SANDVIK has served as the Company's Controller, Chief Accounting Officer and Corporate Secretary since joining the Company in October 1998.
Prior to joining the Company, Ms. Sandvik was a Senior Manager in the Technology Industry Group at Pricewaterhouse Coopers LLP (formerly Price Waterhouse LLP), where she had served in various positions for twelve years. Ms. Sandvik received a B.A in Business Administration with an emphasis in Accounting from the University of San Diego.

     PETER F. BERNARDONI is a Partner of Technology Funding. Mr. Bernardoni joined Technology Funding as an Investment Officer in 1988, was elected as a Vice President in 1992 and a Partner in 1994. Mr. Bernardoni has served as a member of Technology Funding's Commitments Committee since 1994 and as Chairman of Technology Funding's Medical Investment Committee since 1994. Prior to joining Technology Funding, Mr. Bernardoni was employed for six years by IBM and served in several capacities including Design Engineer and as a manager for large scale information systems in major pharmaceutical and hospital accounts.

     Mr. Bernardoni has served as a Director for several private and two public companies, Poly Medical Industrial and Circadian. He currently serves on the Board of Endocare, Inc., Avalon Imaging and Reflection Technology, and is Chairman of Portable Energy Products.

     Mr. Bernardoni has a B.S.M.E. from Santa Clara University and an M.S.M.E. from Stanford University.

     IVOR ROYSTON, M.D. was the Chairman of the Board from April 1997 until August 1998. Prior to that, he served as President, Chief Executive Officer. He has served as a Director since the Company's formation in June 1995. Dr. Royston was appointed by the President of United States to the National Cancer Advisory Board during 1996.

     Dr. Royston is the President and Chief Executive Officer of Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center), a position he has held since founding the Center in 1990. He is also a General Partner of Forward Ventures, a life science venture capital firm. From 1977 to 1993, Dr. Royston held various positions in academic medicine at the University of California, San Diego (UCSD) School of Medicine. Dr. Royston also served as Director, Clinical Immunology Program at the UCSD Cancer Center and Chief of Oncology at the San Diego VA Medical Center.

     Dr. Royston was a founder and Director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the Board of Directors of various companies, including Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombiChem, Inc. IDEC Pharmaceuticals and GenQuest, Inc. He currently serves on the Scientific Advisory Boards of Prizm Pharmaceuticals Inc., Ixsys, Inc., and Variagenics, Inc. and is a member of the Board of Directors of the Sidney Kimmel Cancer Center and First Dental Health, Inc.

     Dr. Royston received a B.A. in Human Biology from Johns Hopkins University and an M.D. from the Johns Hopkins School of Medicine. He later trained in internal medicine and oncology at Stanford University and is board certified in both Internal Medicine and Medical Oncology.

  VICTOR W. SCHMITT is President, Venture Management, Baxter Healthcare Corporation. He has held this position since 1994 and is responsible for the creation and management of Baxter's interests in development-stage biotech companies. Prior to his current assignment, he held the operating position of President, Baxter Biotech Europe. He has also served as Vice President, Business Development and Finance for Baxter's Blood Therapy Group.

    Mr. Schmitt joined Baxter from a sixteen-year career with the American Red Cross Blood Services. At the Red Cross Blood Services, Mr. Schmitt held positions in marketing and operations. At the time of his departure, he was Vice President, Blood Services with responsibility for the organization's national blood services program.

     Mr. Schmitt holds a B.S. from the University of Virginia and an M.B.A. from the University of Maryland. He serves on the Board of Directors of a number of development-stage biotech companies.

SCIENTIFIC ADVISORY BOARD

     UroGen plans to establish a Scientific Advisory Board to give guidance to our scientific and technology strategies. The members of the Scientific Advisory Board will advise and consult with our management on an informal basis from time to time on scientific and technology strategies of the technical matters in their respective areas of expertise. Members of the Scientific Advisory Board may perform consulting services for UroGen, for which they may receive cash or other compensation.

COMPENSATION OF DIRECTORS

     Cash Compensation

          UroGen does not compensate its Directors for their services as such. However, Directors are reimbursed for their out-of-pocket expenses in attending Board meetings.

     1995 Directors' Option Plan

          Non-employee directors also receive stock options under the Company's 1995 Directors' Option Plan (the "Directors' Plan"). The Directors' Plan was adopted and approved by the shareholders of the Company in 1995 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides that each non-employee director is automatically granted an option to purchase 10,000 shares of UroGen Corp. Common Stock upon his or her initial election or appointment as an non-employee director (Initial Options). Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 5,000 shares of UroGen Corp. Common Stock on December 31 or each year so long as he or she remains an non-employee director (Subsequent Options). The exercise price of the options granted to non-employee directors must be the fair market value of UroGen Common Stock on the date of grant. Options granted to non-employee directors have ten-year terms, subject to an non-employee director's continued service as a director. Initial Options vest over three years rate of 33.3% per year, subsequent options vest one year from the grant date. As of December 31, 1998, options to purchase 35,000 shares of Common Stock to non-employee directors has been granted under the Directors' Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16") requires UroGen's executive officers, directors and beneficial owners of more than 10% of UroGen Common Stock to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, we are not aware that any reporting persons did not comply with all applicable
Section 16 filing requirements during fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The table below sets forth information for the annual and long-term compensation of the Chief Executive Officer and all executive officers who received cash compensation greater than $100,000 during the three years ended December 31, 1998 for services to UroGen in all capacities during the three years ended December 31, 1998. No other corporate officer received cash compensation in excess of $100,000 during the three years ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                                    ----------------------------
                                                    ANNUAL COMPENSATION
                                                 -------------------------          RESTRICTED     SECURITIES       ALL OTHER
NAME AND PRINCIPAL POSITION             FISCAL        SALARY          BONUS           STOCK        UNDERLYING     COMPENSATION
                                        PERIOD         ($)            ($)            AWARD ($)     OPTIONS (#)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Paul D. Quadros (1)...............         1998        $ 95,000           -             -                   -            -
 Chairman of the Board                     1997        $ 60,000           -             -                   -            -
                                           1996        $ 83,000           -             -                   -            -

Robert E. Sobol, M.D (2)..........         1998        $162,917           -             -                   -            -
  President and Chief Executive            1997        $143,379           -             -                   -            -
    Officer                                1996        $  9,000           -             -             150,000            -

Wei-Wei Zhang (3)..................        1998        $ 40,000           -             -                   -            -
  Sr. Vice President and Chief             1997               -           -             -                   -            -
    Scientific Officer                     1996               -           -             -                   -            -

(1)  Mr. Quadros served as the President and CEO from April 1997 to August 1998.
(2) Dr. Sobol served as the Executive Vice President and Chief Operating Officer from July 1996 to August 1998.
(3)  Dr. Zhang joined UroGen in October 1998. His annual salary is $160,000.

     There were no stock options issued to the named executives during the year ended December 31, 1998, however, the Board of Directors committed to issue options for 81,903 shares, 627,141 shares and 781,713 shares of Common Stock to Paul D. Quadros, Robert E. Sobol and Wei Wei Zhang, respectively, once a new stock option plan has been adopted.

     There were no options to purchase the Company's Common Stock exercised in the year ended December 31, 1998 and no unexercised options held as of December 31, 1998 by the persons named in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  The following table sets forth information with respect to the beneficial ownership of UroGen Common Stock owned by (i) the holders of more than 5% of the UroGen Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading "Executive Compensation" and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of UroGen Corporation Common Stock at December 31, 1998, and includes UroGen Common Stock shares issuable upon exercise of stock options and warrants granted to Officers, Directors and key employees of the Company. See "Executive Compensation - Stock Plans."


                                             Shares of UroGen
                                            Common Stock Owned
                                         -------------------------
Name of Person or Identity of Group      Number (1)        Percent
-------------------------------------    ----------------  -------
Victor W. Schmitt                        1,841,219 (2)     19.6%
  One Baxter Parkway
  Deerfield, IL  60015

Baxter Healthcare Corporation            1,841,219 (2)     19.6%
  One Baxter Parkway
  Deerfield, IL  60015

Ivor Royston                               848,333 (3)      9.0%
  10835 Altman Row
  San Diego, CA  92121

Paul Quadros                               461,667 (4)      4.9%
  10835 Altman Row, Suite 150
  San Diego, CA  92121

Peter Bernardoni                           475,000 (5)(6)   4.9%
  200 Alameda de las Pulgas
  San Mateo, CA  94402

Robert Sobol                               425,000 (7)      4.4%
  10835 Altman Row, Suite 150
  San Diego, CA  92121

Technology Funding                         375,000 (5)      3.8%
  200 Alameda de las Pulgas
  San Mateo, CA  94402


All Executive Officers and Directors as    2,010,000        20.1%
  a group (8 persons)

______________________________
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2) Excludes 5,830 shares of non-voting Series A Preferred Stock convertible subsequent to July 8, 2001 into 5,830,000 shares of Common Stock held by Baxter Healthcare Corporation. Baxter Healthcare Corporation and Mr. Victor
     W. Schmitt are entitled to exercise voting and investment power with respect to all shares owned by Baxter Healthcare Corporation, and therefore, are deemed to be beneficial owner of such shares.
(3) Includes 50,000 shares issuable upon conversion of notes payable and 25,000 shares issuable upon exercise of presently outstanding warrants.
(4) Includes 50,000 shares issuable upon conversion of notes payable and 25,000 shares issuable upon exercise of presently outstanding warrants.
(5) Includes 250,000 shares issuable upon conversion of notes payable and 125,000 shares issuable upon exercise of presently outstanding warrants held by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding, Inc. and Technology Funding Ltd. (together "Technology Funding"), of which Peter Bernardoni is an officer and a partner, are the managing general partners of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding and Mr. Bernardoni are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. and therefore are deemed to be beneficial owner of such shares.
(6) Includes 25,000 shares issuable upon exercise of presently outstanding and currently exercisable stock options, 50,000 shares issuable upon conversion of notes payable and 25,000 shares issuable upon exercise of presently outstanding warrants.
(7) Includes 50,000 shares issuable upon conversion of notes payable and 225,000 shares issuable upon exercise of presently outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BAXTER AGREEMENTS
-----------------

In July 1998, UroGen executed various agreements with Baxter Healthcare Corporation pursuant to which we acquired certain rights and assets from Baxter. Under the terms of the agreements, UroGen obtained the rights to Baxter's adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based on the fair value of the stock on the date of issuance and was charged to acquired in-process technology due to the early stage of development of such technology. The value of the stock issued for fixed assets was $343,937 based upon the fair value of those assets.

Baxter will provide funding to UroGen for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide such funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 1998 was $1,044,275. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At UroGen's option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the conversion feature and because we intend to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless UroGen is in default, in which case the amount due bears interest at prime plus 4%. In January 1999, we issued 704 shares of Series B Preferred Stock to convert $704,000 outstanding under the Credit Agreement. The remaining $340,276 will be converted at December 31, 1999.

UroGen entered into a Distribution Agreement with Baxter under which Baxter will have an exclusive, worldwide right to market, sell and distribute all products which may be developed under the Developmental Collaboration Agreement. The term of the Distribution Agreement is the longer of ten years from the date of regulatory approval of the first product or the expiration of the last to expire of any related patents issued on or before ten years from the date of regulatory approval.

UroGen, Baxter and certain founding shareholders entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon our achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement.

MEDSTONE AGREEMENTS
-------------------

  UroGen was incorporated on June 30, 1995 as a wholly-owned subsidiary of Medstone International, Inc. UroGen was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone, which were started in 1991. From 1991 until the distribution described below on February 9, 1996, UroGen relied upon Medstone for financial support. UroGen also relied on Medstone for assistance with personnel management and financial administration. Upon completion of the Distribution, UroGen began to operate independently from Medstone.

  Prior to the Distribution, UroGen and Medstone entered into a Distribution Agreement, Administrative Services Agreement and Contribution Agreement (collectively, "the Intercompany Agreements"). The following are summaries of the principal provisions of such agreements. These summaries are qualified in their entirety by reference to the full text of such agreements, which were filed by Urogen as exhibits to the Registration Statement on Form 10-SB filed on January 5, 1996.

CONTRIBUTION AGREEMENT

Under the Contribution Agreement, Medstone transferred to UroGen certain Medstone property, including certain intellectual property and other rights, used in connection with UroGen's business and made a cash contribution of $500,000 to UroGen.

STOCK DISTRIBUTION AGREEMENT

  On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. Each stockholder of Medstone received, on February 9, 1996, one share of UroGen Common Stock for each share of Medstone Common Stock held on the record date, December 29, 1995.

  The Stock Distribution Agreement provided that in connection with the transfer of assets and the assumption of liabilities relating to the separation of the business of UroGen and Medstone, that UroGen and Medstone would execute or cause to be executed various conveyancing and assumption instruments in such forms as the parties to the Stock Distribution Agreement agreed.

  Pursuant to the Stock Distribution Agreement, Medstone agreed to obtain all consents, permits and authorizations necessary to transfer to UroGen any assets associated with the UroGen business which had not been transferred by the Distribution Date. In addition, Medstone agreed to obtain consents, permits and authorizations necessary to permit UroGen to assume any liabilities associated with the UroGen business which had not been assumed by UroGen by the Distribution Date.

  The Stock Distribution Agreement sets forth the respective obligations of Medstone and UroGen with respect to liabilities for taxes and tax returns and other tax related filings. In general, Medstone was responsible for tax filings of UroGen and paying those taxes (other than taxes accrued on its financial statements) attributable to any taxable period (or that portion of any taxable period) ending on or before the Distribution Date. UroGen is be responsible for filing its tax returns and paying its taxes attributable to periods (or portions of any taxable periods) commencing on or after the date immediately following the Distribution Date. In addition, the Stock Distribution Agreement requires Medstone and UroGen to cooperate in preparing those filings which cover overlapping taxable periods that include the distribution Date.

  The Stock Distribution Agreement also provided that each party agreed to indemnify and hold the other harmless from certain liabilities, including claims resulting from any breach of representations and warranties made by the indemnifying party in connection with the Distribution.

ADMINISTRATIVE SERVICES AGREEMENT

  Under the Administrative Services Agreement, Medstone provided certain public reporting assistance services to UroGen and, under this agreement, Medstone also provided to UroGen the use of certain facilities. In consideration for such services and the use of such facilities, UroGen paid to Medstone an hourly fee of $100. Pursuant to the terms of the Administrative Services Agreement, UroGen and Medstone contracted employee services from each other for a period not to exceed two years following the Distribution Date. There were no payments to Medstone during 1998 or 1997.

SIDNEY KIMMEL CANCER CENTER

  Sidney Kimmel Cancer Center owns 332,000 shares of UroGen Common Stock and Dr. Royston is Chief Executive Officer of SKCC. UroGen has entered into the following transactions with SKCC:

  In June 1996, UroGen and SKCC entered into an affiliation agreement with a three year term. Under the affiliation agreement, SKCC agreed to provide the following services: (i) to allow Dr. Royston to serve as UroGen's Chief Executive Officer and devote part time executive services to UroGen; (ii) to lease approximately 100 square feet of office space in SKCC's facility; (iii) to allow UroGen to consult and confer with scientific staff of SKCC; and (iv) to make available clerical support for up to ten hours per week at a compensation rate of $10.00 per hour. In exchange UroGen agreed to make the following payments: (i) cash consideration of $3,000 per month; conveyance of certain equipment with a book value of approximately $42,000; and 339,000 shares of UroGen Corp. Common Stock. The affiliation agreement was amended in May 1997 to reduce the monthly cash consideration to $1,000 due to Dr. Royston's resignation as Chief Executive Officer of UroGen.

  In September 1997, the affiliation agreement was terminated and UroGen signed a sublease agreement with SKCC for use of approximately 500 square feet of office and laboratory space on a month to month basis. The monthly rent for the space was $1,065.

  In August 1998, UroGen and SKCC entered into a new sublease agreement for approximately 4,800 square feet of office and laboratory space. The monthly lease payment is approximately $14,800 plus our share of facility expenses. The lease expires in May 2000.

  In November 1997, UroGen entered into a license agreement with an individual and SKCC under which UroGen obtained an exclusive right to certain technology for commercial purposes. UroGen is obligated to pay royalties on its net sales revenues and a percentage of revenues from sublicenses relating the technology (the "Running Royalties"). Additionally, UroGen is required to make minimum annual royalties of $30,000 for the duration of the agreement. The minimum annual royalties may be credited against Running Royalties for that year. If there are no Running Royalties to offset the annual royalty, one-half of the annual royalty may be carried forward to offset Running Royalties from the following year. Within thirty days of UroGen entering into an agreement with a corporate partner or strategic alliance relationship related to this technology, UroGen must pay a minimum of $12,500 per month to fund additional research.

OTHER TRANSACTIONS

  In July 1998, we received $1,030,000 representing proceeds from the sale of unsecured convertible notes payable which bear interest at 8% per annum and are due on June 30, 1999, unless previously converted. The notes are convertible into Common Stock at $1.00 per share. The notes are convertible, at the option of the holder, into Common Stock at $1.00 per share and automatically convert into Common Stock immediately prior to the filing of any registration statement to registered the resale of the underlying shares. In addition, each note holder received a warrant to purchase a number of shares of Common Stock of UroGen equal to one share for each $2.00 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 per share. The following UroGen officers and directors participated in this transactions: Mr. Quadros, Dr. Sobol and Dr. Royston each purchased notes for $50,000 and received a warrant for 25,000 shares of Common Stock.

  In July 1997, UroGen issued warrants to purchase 200,000 shares of Common Stock to Dr. Sobol. These warrants are exercisable at $0.05 per share (the fair market value of the Common Stock on the date of grant) and expire on July 31, 2001.

                                    PART IV

ITEM. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)  Index to Financial Statements                                         PAGE
                                                                           ----

         1.  Historical Financial Statements

              Report of Ernst & Young LLP, Independent Auditors             27
              Consolidated Balance Sheets at December 31, 1998 and 1997 28 Consolidated Statements of Operations for the years ended
                December 31, 1998, 1997, and 1996 and the period
                from July 1, 1991 (inception) to December 31, 1998          29
              Consolidated Statement of Stockholders'/Division Equity
                for the period from July 1, 1991 (inception) to
                December 31, 1998                                           30
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1998, 1997, and 1996 and the period
                from July 1, 1991 (inception) to December 31, 1998          31
              Notes to Consolidated Financial Statements                    32

         2.  Schedules to Financial Statements

              All schedules are omitted because they are not
                applicable or the required information is included in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

On July 23, 1998 UroGen filed Current Report on Form 8-K dated reporting under
Item 2 the acquisition of certain intellectual property, tangible property and other assets from Baxter Healthcare Corporation.

(C)  EXHIBITS

         Exhibit No.  DESCRIPTION
         -----------  -----------
          2.1         Distribution Agreement between the Company and
                         Medstone International Inc. (1)
          2.2         Asset Purchase Agreement, dated as of February 28, 1998,
                         between UroGen and Baxter Healthcare Corporation. (2)
          2.3         Amendment to Asset Purchase Agreement, dated as of May 27,
                         1998, between UroGen and Baxter. (2)
          2.4         Distribution Agreement, dated July 8, 1998, by and among
                         UroGen and Baxter. (2)
          2.5         Investor Rights Agreement, dated July 8, 1998, between
                         UroGen and Baxter. (2)
          2.6         Developmental Collaboration Agreement, dated July 8, 1998
                         between UroGen and Baxter. (2)
          2.7         Credit Agreement, dated July 8, 1998, between UroGen and
                         Baxter. (2)
          2.8         Technology License Agreement, dated July 8, 1998, between
                         UroGen and Baxter. (2)
          3.1         Certificate of Incorporation of the Company (1)
          3.2         Bylaws of the Company (1)
          4.1         Certificate of Designation of Preferences and Rights of
                         Series A Preferred Stock of UroGen. (2)
          4.2         Certificate of Designation of Preferences and Rights of
                         Series B Preferred Stock of UroGen. (2)
          4.3         Certificate of Designation of Preferences and Rights of
                         Series C Preferred Stock of UroGen. (2)
         10.1         Contribution Agreement between the Company and
                         Medstone International, Inc. dated October 31, 1995 (1)
         10.2         Form of Indemnification Agreement (1)
         10.3         UroGen Corp. 1995 Stock Plan (1)
         10.4         UroGen Corp. 1995 Director Option Plan (1)
         10.5         License Agreement, dated March 5, 1997, between UroGen and
                         The Immune Response Corporation. (3)
         10.6         Amendment to License Agreement, dated January 29, 1999,
                         between UroGen and The Immune Response Corporation. (3)
         10.7         License Agreement, dated November 5, 1997, by and among
                         UroGen, Sidney Kimmel Cancer Center and Daniel A. Mercola, M.D., Ph.D. (3)
         10.8         License Agreement, dated September 20, 1996 between UroGen and The Regents of the University of California. (3)
         10.9         Form of Note and Warrant Purchase Agreement, dated July 8,
                         1998 between UroGen and various investors. (3)
         10.10        Warrant Certificate, dated July 31, 1997, between UroGen
                         and Robert E. Sobol. (3)
         23           Consent of Ernst & Young LLP, Independent Auditors
         27           Financial Data Schedule

__________________________________________
(1) Previously filed with the Company's Application for Registration on Form 10-SB dated February 9, 1996.

(2) Previously filed with the Company's current Report on Form 8-K dated February 9, 1996.

(3)  To be filed by amendment.

                        Report of Independent Auditors

The Board of Directors
UroGen Corp.

We have audited the accompanying consolidated balance sheets of UroGen Corp. (a development stage enterprise) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and the period from July 1, 1991 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UroGen Corp. (a development stage enterprise) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the period from July 1, 1991 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has reported accumulated losses during the development stage aggregating $8,705,563 and without additional financing, lacks sufficient working capital to fund operations through December 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1998 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                       ERNST & YOUNG LLP
San Diego, California
March 25, 1999

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                                                      December 31,
                                                  ------------------------
                                                     1998           1997
                                                  -----------     --------
ASSETS
------

Current assets:
    Cash and cash equivalents                      $  314,983      $74,353
    Accounts receivable from related party            348,718            -
    Other current assets                               20,173            -
                                                   ----------      -------
     Total current assets                             683,874       74,353

Property and equipment, net                           383,826        2,111
Other assets                                           30,052        1,065
                                                   ----------      -------

                                                   $1,097,752      $77,529
                                                   ==========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                               $  392,461    $  68,824
    Amounts due to stockholder                        315,000
    Accrued employee benefits                         200,716            -
    Other accrued liabilities                          58,280            -
    Notes payable                                     991,761            -
                                                   ----------    ---------

          Total current liabilities                 1,958,218       68,824

Deferred compensation                                  28,987            -
Advance from related party                          1,044,275            -


Commitments

Stockholders' equity:
    Preferred Stock - $0.01 par value,
      5,000,000 shares authorized:
       Series A preferred stock, 5,830 and
        none issued and outstanding                        58            -
    Common Stock - $0.001 par value,
      40,000,000 shares authorized,
      9,378,538 and 7,537,319 issued
      and outstanding                                   9,379        7,538
    Additional paid-in capital                      6,782,920      751,584
    Note receivable from stockholder                  (20,522)      (7,242)
    Deficit accumulated during
     development stage                             (8,705,563)    (743,175)
                                                   ----------    ---------

Total stockholders' equity                         (1,933,728)       8,705
                                                   ----------    ---------

                                                   $1,097,752    $  77,529
                                                   ==========    =========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                        July 1, 1991
                                   For the Year Ended December 31,     (inception) to
                                -------------------------------------   December 31,
                                    1998         1997        1996           1998
                                ------------  ----------  -----------  --------------
Revenues                        $   192,300   $  193,500  $        -     $    841,380

Costs and expenses:
 Cost of sales                            -            -           -          821,878
 Research and development         1,915,548      345,592     347,698        5,434,668
 Write-off of acquired
    in-process technology         5,455,505            -           -        5,455,505
 General and administrative         487,501      151,315     174,472        1,346,953
                                -----------   ----------   ---------     ------------
Total costs and expenses          7,858,554      496,907     522,170       13,059,004
                                -----------   ----------   ---------     ------------

Loss from operations             (7,666,254)    (303,407)   (522,170)     (12,217,624)

Other income (expense)                  300            -      63,776           64,076
Interest expense                   (306,106)                                 (306,106)
Interest income                       9,672        4,230      14,396           28,298
                                -----------   ----------   ---------     ------------

Net loss                        $(7,962,388)  $ (299,177)  $(443,998)    $(12,431,356)
                                ===========   ==========   =========     ============

Basic and diluted loss
 per share                      $     (1.00)  $    (0.04)   $   (0.07)
                                ===========   ==========    =========

Number of shares used in
 the computation of basic
 and diluted loss per share       7,997,319    7,311,573    5,979,528
                                ===========   ==========    =========

                                 See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS'/DIVISION EQUITY
            -------------------------------------------------------
         FOR THE PERIOD JULY 1, 1991 (INCEPTION) TO DECEMBER 31, 1998
         ------------------------------------------------------------



                                                                                                             Deficit
                                  Preferred Stock            Common Stock                       Note       Accumulated
                              ----------------------   -----------------------   Additional   Receivable      During
                              Number of                Number of                  paid-in       From       Development
                               shares       Amount      shares       Amount       Capital     Stockholder     Stage
                              ----------  ----------   ----------  -----------  -----------  ------------  ------------
Advances from Medstone
 July 1, 1991 to
 December 31, 1995                     -  $       -             -  $        -   $       -    $         -   $          -

Net loss July 1, 1991
 to December 31, 1995                  -          -             -           -            -             -              -
                              ----------  ---------    ----------  ----------   ----------   -----------   ------------
Balance at December 31, 1995           -          -             -           -            -             -              -

Capital contribution by
 Medstone                              -          -             -           -            -             -              -

Distribution of stock
 dividend and net
 assets February 9, 1996                                5,616,528       5,617      657,465             -              -

Distribution of Common Stock
 for services at $.05 per share                           363,000         363       17,787             -              -

Net loss                               -          -             -           -            -             -       (443,998)
                              ----------  ---------    ----------  ----------   ----------   -----------   ------------

Balance at December 31, 1996                            5,979,528       5,980      675,252             -       (443,998)

Issuance of Common Stock
 for cash upon exercise of
 options at $.05 per share                              1,410,000       1,410       69,090             -              -

Issuance of Common Stock
 for cash and note receivable
 at $.05 per share                                        147,791         148        7,242        (7,242)             -

Net loss                               -          -             -           -            -             -       (299,177)
                              ----------  ---------    ----------  ----------   ----------   -----------   ------------

Balance at December 31, 1997                            7,537,319       7,538      751,584        (7,242)      (743,175)

Issuance of Preferred and
  Common Stock for equipment
  and acquired in-process
  technology, net of
  issuance costs of $83,366        5,830         58     1,841,219       1,841    5,714,176

Issuance of detachable
 warrants for Common
 Stock                                                                             305,910

Interest and other related
  to note receivable
  from stockholder                                                                  11,250       (13,280)

Net loss                               -          -             -           -            -             -     (7,962,388)
                              ----------  ---------    ----------  ----------   ----------   -----------   ------------

Balance at December 31, 1998       5,830   $     58     9,378,538   $   9,379   $6,782,920   $   (20,522)  $ (8,705,563)
                              ==========  =========    ==========  ==========   ==========   ===========   ============
                                 Advances     Divisional
                                  from       Accumulated
                                 Medstone     (Deficit)        Total
                               ----------    -----------    -----------
Advances from Medstone
 July 1, 1991 to
 December 31, 1995              $ 3,888,875            -    $ 3,888,875

Net loss July 1, 1991
 to December 31, 1995                     -   (3,725,793)    (3,725,793)
                                -----------  -----------    -----------
Balance at December 31, 1995      3,888,875   (3,725,793)       163,082

Capital contribution by
 Medstone                           500,000            -        500,000

Distribution of stock
 dividend and net
 assets February 9, 1996         (4,388,875)   3,725,793              -

Distribution of Common
 Stock  for services at
 $.05 per share                           -            -        18,150

Net loss                                  -            -      (443,998)
                                -----------  -----------    -----------
Balance at December 31,1996               -            -        237,234

Issuance of Common Stock
 for cash upon exercise of
 options at $.05 per share                -            -         70,500

Issuance of Common Stock
 for cash and note
  receivable
  at $.05 per share                       -            -            148

Net loss                                  -            -       (299,177)
                                -----------  -----------    -----------
Balance at December 31, 1997              -            -          8,705

Issuance of Preferred and
  Common Stock for fixed
  assets and acquired in-
  process technology, net of
  issuance costs of $83,366               -            -      5,716,075

Issuance of detachable
  warrants for Common
  Stock                                   -            -        305,910

Interest and other related
  to note receivable for
  Common Stock                                         -         (2,030)

Net loss                                  -            -     (7,962,388)
                                -----------  -----------    -----------
Balance at December 31, 1998                                $(1,933,728)
                                                            ===========

                            See accompanying notes.

                               UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------

                                                                               July 1, 1991
                                                                               (inception) to
                                           For the Year Ended December 31,     December 31,
                                      -------------------------------------
                                          1998         1997         1996           1998
                                      -----------   ----------   ----------    ------------
Net loss                              $(7,962,388)  $( 299,177)  $( 443,998)   $(12,431,356)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Write-off of in-process
      technology acquired with stock    5,455,505          -           -          5,455,505
    Expenses paid via advances
      from related party                  695,557          -           -            695,557
    Depreciation and amortization          25,715          828      120,158         520,327
    Non-cash distribution of
      common stock                           -             -         18,150          18,150
    Non-cash outside service cost            -             -        106,000         106,000
    Gain (loss) on disposal of
      fixed assets                           -             -        (63,776)        (81,807)
    Amortization of debt discount         265,640          -           -            265,640
    Change in assets and
      liabilities:
       Other current assets               (20,173)         -           -            (20,173)
       Other assets                       (28,987)      (1,065)        -            (30,052)
       Accounts payable                   323,637       53,364       15,460         392,461
       Amounts due to stockholder         315,000          -           -            315,000
       Other current liabilities          258,996          -           -            258,996
       Deferred compensation               28,987          -           -             28,987
                                      -----------   ----------   ----------    ------------
Net cash used in
  operating activities                   (642,511)    (246,050)    (248,006)     (4,506,765)

Cash flows from investing
  activities:
       Purchase of property and
         equipment                        (63,493)        (500)      (2,739)       (578,999)
                                      -----------   ----------   ----------    ------------
Net cash used in
  investing activities                    (63,493)        (500)      (2,739)       (578,999)

Cash flows from financing
  activities:
       Proceeds from notes payable      1,030,000          -           -          1,030,000
       Stock issuance costs               (83,366)         -           -            (83,366)
       Proceeds from issuance of
         common stock upon exercise
         of options                          -          70,500         -             70,500
       Proceeds from sale of
         common stock                        -             148         -                148
       Net advances from Medstone            -             -           -          3,883,465
       Capital contribution of cash
         by Medstone                         -             -        500,000         500,000
                                      -----------   ----------   ----------    ------------
Net cash provided by
  financing activities                    946,634       70,648      500,000       5,400,747
                                      -----------   ----------   ----------    ------------

Net increase(decrease) in
  cash and equivalents                    240,630     (175,902)     294,255         314,983
                                      -----------   ----------   ----------    ------------

Cash and equivalents,
  beginning of period                      74,353      250,255        1,000             -
                                      -----------   ----------   ----------    ------------

Cash and equivalents,
  end of period                       $   314,983   $   74,353   $  250,255    $    314,983
                                      ===========   ==========   ==========    ============

See Note 11 for supplemental cash flow information.

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               December 31, 1998
                               -----------------


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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of UroGen Corp. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements for the year ended December 31, 1998 have been prepared assuming the Company will continue as a going concern. However, the Company incurred net losses of $7,962,388 during 1998 and has a deficit accumulated during the development stage of $8,705,563 at December 31, 1998. During 1999, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over the useful lives of the assets, estimated at three to five years.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants to employees.

NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 1998, 1997 and 1996 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

INCOME TAXES

The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

COMPREHENSIVE INCOME

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income
(loss) was not different than net income (loss) in 1997 or 1998.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of prior year balances have been made to conform to the current year presentation.

2.   ACQUISITION OF TECHNOLOGY AND RELATED AGREEMENTS

In July 1998, the Company executed various agreements with Baxter Healthcare Corporation pursuant to which the Company acquired certain rights and assets from Baxter. Under the terms of the agreements, the Company obtained the rights to Baxter's adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based on the fair value of the stock on the date of issuance and was charged to acquired in-process technology due to the early stage of development of such technology. The value of the stock issued for fixed assets was $343,937 based upon the fair value of those assets.

Baxter will provide funding to the Company for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide such funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 1998 was $1,044,275. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At the Company's option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the conversion feature and because the Company intends to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless the Company is in default, in which case the amount due bears interest at prime plus 4%. In January 1999, the Company issued 704 shares of Series B Preferred Stock to convert $704,000 outstanding under the Credit Agreement. The remaining $340,276 will be converted at December 31, 1999.

The Company entered into a Distribution Agreement with Baxter whereby Baxter will have an exclusive, worldwide right to market, sell and distribute all products which may be developed under the Developmental Collaboration Agreement. The term of the Distribution Agreement is the longer of ten years from the date of regulatory approval of the first product or the expiration of the last to expire of any related patents issued on or before ten years from the date of regulatory approval.

The Company, Baxter and certain founding shareholders (the "Founders") entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon the Company's achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement.

3.   PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:


                            December 31,  December 31,
                                1998          1997
                            ------------  ------------

Equipment                   $    372,276  $      3,239
Furniture and fixtures            16,063             -
Leasehold improvements            22,330             -
                            ------------  ------------
                                 410,669         3,239
Accumulated depreciation          26,843         1,128
                            ------------  ------------
                            $    383,826  $      2,111
                            ============  ============

4.   NOTES PAYABLE

In July 1998, the Company received $1,030,000, representing proceeds from the sale of unsecured convertible notes payable, which bear interest at 8% per annum and are due on June 30, 1999, unless previously converted. The notes are convertible, at the option of the holder, into common stock at $1.00 per share, and automatically convert into common stock immediately prior to the filing of any registration statement to register the resale of the underlying shares.

In addition, each note holder received a warrant to purchase a number of shares of common stock of the Company equal to one share for each $2.00 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 per share. The fair value of the warrants is being amortized to interest expense over the term of the notes. Amortization during the year ended December 31, 1998 was $265,640.

5.   STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of December 31, 1998, 40,000, 10,000 and 17,000 shares were designated Series A, Series B and Series C, respectively.

As of December 31, 1998, there were 5,830 shares of Series A Preferred Stock outstanding. Holders of the Series A Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of ten dollars ($10.00) per share and have no voting rights. The Series A Preferred Stock is convertible to Common Stock on a 1000 to 1 basis; provided, however, that no shares are convertible prior to July 8, 2001.

As of December 31, 1998, there were no shares of Series B Preferred Stock issued and outstanding. It is anticipated that Series B Preferred Stock will be issued only to Baxter in payment for amounts funded by Baxter under the Credit Agreement. Holders of the Series B Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock and have no voting rights, except for a vote as to whether the Company may issue additional Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock or to Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the treatment of the first patient under an Initial New Drug Application for a Collaboration Product (as defined) commences in a Phase I Clinical Trial (the "IND Milestone Date"), (ii) the date five years after the last advance of funds by Baxter under the Credit Agreement between Baxter and the Company through and including the IND Milestone Date and (iii) automatic conversion pursuant to the terms of the Credit Agreement. The Series B Preferred Stock is convertible to Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company's Common Stock (as defined), multiplied by (b) the number of shares of Series B Preferred converted. The Series B Preferred Stock is convertible into Series A Preferred on a one for one basis. The "Liquidation Value" is initially $1,000 per share of Series B Preferred. In January 1999, 704 shares of Series B Preferred Stock were issued to Baxter to convert $704,000 outstanding under the Credit Agreement.

As of December 31, 1998, there were no shares of Series C Preferred Stock issued and outstanding. It is anticipated that Series C Preferred Stock will be sold only to Baxter upon UroGen meeting certain specified milestones (the "Series C Milestones"). Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and to holders of Common Stock and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred may be converted into Common Stock or to Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the Mini-Ad Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C Preferred Stock is convertible to Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company's Common Stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. The Series C Preferred Stock is convertible into Series A Preferred on a one for one basis.

COMMON STOCK

The Company is authorized to issue 40,000,000 shares of Common Stock $0.001 par value. As of December 31, 1998, there are 9,378,538 shares issued and outstanding.

In February 1997, the Company entered into a License Agreement with The Immune Response Corporation (the IRC License), a public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The IRC License requires the Company to pay future cash royalties to the licensor based upon net sales. In connection with this agreement, the Company entered into a Stock and Warrant Purchase Agreement with IRC whereby the Company issued 147,791 shares of Common Stock at $.05 per share for total proceeds of $7,390. See description of the Immune Response Corporation warrant below.

WARRANTS

Holders of the convertible notes payable also hold warrants to purchase 515,000 shares of Common Stock at an exercise price of $0.74 per share (Note 4).

The Company granted to IRC a warrant to purchase additional shares in the Company to maintain a fully-diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. Such warrant rights expire sixty days after the later of March 5, 1999 or the first date on which the aggregate outstanding shares of the Company equals or exceeds 15,000,000 shares on a fully diluted basis.

In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants are exercisable at $.05 per share and expire on July 31, 2001.

STOCK OPTIONS

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board and approved by the stockholders in 1995, to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 100,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides that each non-employee director is automatically granted an option to purchase 10,000 shares of UroGen Common Stock upon his or her initial election or appointment as a non-employee director. Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 5,000 shares of UroGen Common Stock on December 31 of each year so long as he or she remains a non-employee director. The exercise price of options granted to non-employee directors must be the fair market value of UroGen Common Stock on the date of grant.

Options granted to non-employee directors have a ten-year term, subject to a non-employee director's continued service as a director. The initial options granted to non-employee directors vest over three years at the rate of one-third per year and the annual options vest one year from the date of grant. As of December 31, 1998, options to purchase 35,000 shares of Common Stock to non-employee directors had been granted under The Director Option Plan and options to purchase 20,000 shares were vested.

The 1995 Stock Plan was adopted by the Board of Directors (the "Board") and authorized by the Stockholders in 1995 and authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee"), to grant options and rights to purchase Common Stock to officers, key employees consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options, as determined by the Board or the Committee. The 1995 Stock Plan initially reserved 1,850,000 shares for issuance under the Plan to be increased the first day of each year by the number of shares equal to two percent of the Company's total outstanding common shares. Options granted pursuant to the 1995 Stock Plan above have exercise periods of ten years and vest over one to four years.

As of December 31, 1998, management and the Board had committed to issue options to purchase 2,391,183 shares of Common Stock to employees under a new stock option plan once adopted by the Board.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee and director stock options and warrants, because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-based Compensation," requires use of option valuation models that were not developed for use in valuing employee and director stock options and warrants. Under APB 25, when the exercise price of the Company's employee stock options equals the market price or fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The following table summarizes the activity of the Company's stock options:


                                 Employee    Director     Weighted
                                   Stock      Stock       Average
                                  Options    Options   Exercise Price
                                -----------  --------  --------------

Balance at December 31, 1995      1,160,000       -             $0.05

Granted                             250,000    15,000           $0.05
Exercised                              -          -              -
Canceled                               -          -              -
Expired                                -          -              -
                                -----------  --------  --------------

Balance at December 31, 1996      1,410,000    15,000           $0.05

Granted                             350,000     5,000           $0.05
Exercised                        (1,410,000)      -             $0.05
Canceled                               -          -              -
Expired                                -          -              -
                                -----------  --------  --------------
Balance at December 31, 1997        350,000    20,000           $0.05

Granted                                -       15,000           $0.33
Exercised                              -          -              -
Canceled                               -          -              -
Expired                                -          -              -
                                -----------  --------  --------------

Balance at December 31, 1998        350,000    35,000           $0.06
                                ===========  ========  ==============

In January 1997, four officers of the Company exercised options to purchase a total of 1,410,000 shares of Common Stock at $.05 per share for total cash proceeds of $70,500.

The following Common Stock is reserved for future issuance at December 31, 1998:

Stock options
    Granted and outstanding                    385,000
    Reserved for future grants                 672,668
                                             ---------
                                             1,057,668
Warrants                                       848,748
Series A Preferred Stock                     5,830,000
Convertible debt                             1,030,000
                                             ---------
                                             8,766,416
                                             =========

Options outstanding as of December 31, 1998:
                                                                      Weighted
                                  Weighted                            Average
                                   Average    Weighted                Exercise
                                Contractual   Average                 Price of
Exercise           Options        Life in     Exercise    Options      Options
Price            Outstanding       Years       Price    Exercisable  Exercisable
--------------  -------------  -------------  --------  -----------  -----------

    $ 0.05            370,000         8.23     $0.05      210,553        $0.05
     $0.33             15,000        10.00     $0.33            -            -

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: a risk-free interest rate of 6%, a dividend yield of 0%, a volatility factor of the expected market price of the Company's common stock of 65% and 50%, respectively, and an expected life of the option of two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                      1998             1997
                                   ------------     -----------
Pro forma net loss                 $(7,964,255)     $(307,352)
Pro forma net loss per share       $     (1.00)     $   (0.04)


The pro forma results above for 1998 and 1997 are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

6. INCOME TAXES

Prior to the distribution of UroGen Common Stock by Medstone, income taxes had been allocated to the Company on a "separate return" basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred during the three-year period ended December 31, 1998. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for the Company's deferred tax assets has been recognized, as its realization is uncertain.

Deferred tax assets are comprised of the following:

                                                 December 31,   December 31,
                                                     1998           1997
                                                 -------------  -------------
Loss carryforwards                               $  1,284,000   $     279,000
Research and development credit carryforwards          99,000          29,000
Capitalized research and development                2,149,000             -
Other, net                                             63,000           8,000
                                                 ------------   -------------
Total deferred tax assets                           3,595,000         316,000
Valuation allowance                                (3,595,000)       (316,000)
                                                 ------------   -------------
Net deferred tax assets                          $        -     $         -
                                                 ============   =============

As of December 31, 1998, the Company has Federal and state net operating loss carryforwards of approximately $3,146,000 and $3,184,000, respectively, which will begin to expire in 2011 and 2001, respectively, unless previously utilized.

The company has Federal and state research and development credit carryforwards of approximately $75,000 and $37,000, respectively, which will begin to expire in 2011 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company's use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

7.   REVENUES

For the year ended December 31, 1998, $143,500 of the revenues was from a research agreement, and $48,800 was from a research grant.

8.   RELATED PARTY BALANCES AND TRANSACTIONS

During 1996, the Company issued 339,000 shares of Common Stock valued at $.05 per share and transferred property and equipment with a book value of $42,224 to a research organization, which is also a stockholder, in connection with the execution of an Affiliation Agreement and for services rendered. Additionally, during 1998, 1997 and 1996, the Company paid the research organization $115,493, $53,741 and $67,000, respectively, for rent, license fees and services (Note 9).

During 1998, 1997 and 1996, the Company paid four stockholders/officers a total of $81,250, $222,379 and $134,000, respectively, for consulting services.

9.   COMMITMENTS

FACILITIES

The Company entered into a sublease agreement with an affiliated research organization under which the Company leases approximately 4,800 square feet of office and laboratory space through May 2000. Future minimum rent payments under this agreement are $168,552 for 1999 and $70,230 for 2000. For the years ended December 31, 1998, 1997 and 1996, rent expense was approximately $93,000, $36,000 and $67,000, respectively.

LICENSES

The Company entered into the IRC License in March 1997, which was amended in January 1999. Under the IRC License, the Company is obligated to make a milestone payment to Immune Response Corporation of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 payable during 1999.

In November 1997, the Company entered into a license agreement with an individual and an affiliated research organization (Note 8) under which the Company obtained an exclusive right to certain technology for commercial purposes. The Company is obligated to pay royalties on its net sales revenues and a percentage of revenues from sublicenses relating the technology (the "Running Royalties"). Additionally, the Company is required to make minimum annual royalties of $30,000 for the duration of the agreement. The minimum annual royalties may be credited against Running Royalties, as defined, for that year. If there are no Running Royalties to offset the annual royalty, one-half of the annual royalty may be carried forward to offset Running Royalties from the following year. Within thirty days of the Company entering into an agreement with a corporate partner or strategic alliance relationship related to this technology, the Company shall pay a minimum of $12,500 per month to fund additional research.

In September 1996, the Company entered into a license agreement with the Regents of the University of California to license rights to certain patents and continuing applications thereof in the field of diagnosis of metastases by nucleic acid amplification. The Company is required to pay an annual license maintenance fee of $10,000 until the Company is selling licensed product. The Company is also required to pay milestone fees of $25,000 upon filing an Initial New Drug Application on a licensed product or method with the Food and Drug Administration and $50,000 upon marketing approval of a licensed product or method by the FDA. The Company will pay royalties on its net sales revenues of licensed products or methods. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty will be credited against earned royalty due for the year in which the annual minimum payment was made.

10.  PROFIT SHARING PLAN

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the year ended December 31, 1998 were $13,960.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

As more fully described in Note 2, in 1998 the Company acquired certain technology and equipment in exchange for 5,830 shares of Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company valued at $5,799,442. The equipment acquired was valued at $343,937 based on an appraisal.

During the third quarter of 1998, a portion of the Company's operations were located at Baxter's facility. The costs incurred for such operations of $695,557 were reimbursed to Baxter via the Credit Agreement (Note 2).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UROGEN CORP.
                                 ------------
                            A Delaware Corporation

Date:  March 30, 1999
                                    /s/ PAUL D. QUADROS
                                    -----------------------------------------
                                    Paul D. Quadros
                                    Chairman and
                                    Chief Financial Officer

                                    /s/ ROBERT E. SOBOL
                                    -----------------------------------------
                                    Robert E. Sobol
                                    President and
                                    Chief Executive Officer

                                    /s/ CARIN D. SANDVIK
                                    -----------------------------------------
                                    Carin D. Sandvik
                                    Controller
                                    Chief Accounting Officer
                                    (Principal accounting officer)

                                    /s/ PETER F. BERNARDONI
                                    -----------------------------------------
                                    Peter F. Bernardoni
                                    Director

                                    /s/ IVOR ROYSTON
                                    -----------------------------------------
                                    Ivor Royston
                                    Director

                                    /s/ VICTOR W. SCHMITT
                                    -----------------------------------------
                                    Victor W. Schmitt
                                    Director

                                    /s/ WEI-WEI ZHANG
                                    -----------------------------------------
                                    Wei-Wei Zhang
                                    Director