Form 10QSB
period 1999-03-31
UROGEN CORP
filed 1999-05-14
CIK 1003929

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                               --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __
                                       -

The number of shares of the Common Stock of the registrant outstanding as of May 10, 1999, was 9,408,755.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets
                     March 31, 1999 (Unaudited) and  December 31, 1998.................................     2

                Condensed Consolidated Statements of Operations (Unaudited)
                     Three Months Ended March 31, 1999 and 1998 and the period
                     from July 1, 1991 (inception)
                     to March 31, 1999..................................................................    3


                Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Three Months Ended March 31, 1999 and 1998 and the period
                     from July 1, 1991 (inception)
                     to March 31, 1999..................................................................    4

                Notes to Unaudited Condensed Consolidated
                     Financial Statements...............................................................    5

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................    6

                                                    PART II.  OTHER INFORMATION
                                                    ---------------------------

Item 1.         Legal Proceedings.......................................................................   10
Item 2.         Changes in Securities...................................................................   10
Item 3.         Defaults Upon Senior Securities.........................................................   10
Item 4.         Submission of Matters to a Vote
                 of Security Holders....................................................................   10
Item 5.         Other Information.......................................................................   10
                Market For Registrant's Common Equity
Item 6.         Exhibits and Reports on Form 8-K........................................................   10
                Signatures..............................................................................   11

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,        DECEMBER 31
                                                                                   1999             1998
                                                                               ----------        -----------
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $       664,973   $     314,983
   Accounts receivable from related party                                                    -         348,718
   Other current assets                                                                  2,703          20,173
                                                                               ---------------   -------------
       Total current assets                                                            667,676         683,874

Property and equipment, net                                                            376,794         383,826
Other assets                                                                            82,295          30,052
                                                                               ---------------   -------------

                                                                               $     1,126,765   $   1,097,752
                                                                               ===============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $       335,334   $     392,461
   Amounts due to stockholder                                                                -         315,000
   Accrued employee benefits                                                           165,536         200,716
   Other accrued liabilities                                                            90,218          58,280
   Notes payable                                                                     1,030,000         991,761
                                                                               ---------------   -------------
       Total current liabilities                                                     1,621,088       1,958,218

Deferred compensation                                                                   71,130          28,987
Advance from related party                                                           1,432,222       1,044,275

Commitments

Stockholders' equity:
   Preferred Stock - $0.01 par value, 5,000,000 shares authorized:
         Series A Preferred Stock, 6,534 and 5,830
           issued and outstanding                                                           65              58
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 9,408,755 and 9,378,538
       issued and outstanding                                                            9,409           9,379
   Additional paid-in capital                                                        7,488,394       6,782,920
   Note receivable from stockholder                                                          -         (20,522)
   Deficit accumulated during development stage                                     (9,495,543)     (8,705,563)
                                                                               ---------------   -------------
         Total stockholders' equity                                                 (1,997,675)     (1,933,728)
                                                                               ---------------   -------------

                                                                               $     1,126,765   $   1,097,752
                                                                               ===============   =============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED                    JULY 1, 1991
                                                                           ----------------------------------       (INCEPTION) TO
                                                                               MARCH 31,            MARCH 31,           MARCH 31,
                                                                                  1999                 1998               1999
                                                                           -------------           ----------          ----------
Revenue                                                                    $           -           $  120,550        $    841,380
                                                                           -------------          -----------        ------------
Costs and expenses:
  Cost of sales                                                                        -                    -             821,878
  Research and development                                                       539,276              145,830           5,973,944
  Write-off of acquired in-process technology                                          -                    -           5,455,505
  Selling, general and administrative                                            195,449               93,517           1,542,402
                                                                           -------------          -----------        ------------

Total costs and expenses                                                         734,725              239,347          13,793,729
                                                                           -------------          -----------        ------------

Loss from operations                                                            (734,725)            (118,797)        (12,952,349)

Other income (expense)                                                               905                    -              64,981
Interest expense                                                                 (58,839)                   -            (364,945)
Interest income                                                                    2,689                  477              30,987
                                                                           -------------          -----------        ------------

Net loss                                                                   $    (789,970)          $ (118,320)       $(13,221,326)
                                                                           =============          ===========        ============

Basic and diluted loss per share                                           $       (0.08)          $   ( 0.02)
                                                                           =============          ===========
Number of shares used in the computation of basic and
   diluted loss per share                                                      9,382,705            7,537,319
                                                                           =============          ===========

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                                                                                                       JULY 1, 1991
                                                                      FOR THE THREE MONTHS ENDED      (INCEPTION) TO
                                                                             MARCH 31,                    MARCH 31,
                                                                         1999              1998             1999
                                                                     ------------       -----------    --------------
Net loss                                                             $   (789,970)      $  (118,320)   $  (13,221,326)
Adjustments to reconcile net loss to net cash used
   In operating activities:
     Write-off of in-process technology acquired with stock                     -                 -         5,455,505
      Expenses paid via advances from related  party                            -                 -           695,557
      Depreciation and amortization                                        28,004               246           548,331
      Distribution of common stock for services                                 -                 -            18,150
      Non-cash outside service cost                                             -                 -           106,000
      Gain (loss) on disposal of fixed assets                                   -                 -          (81,807)
      Amortization of debt discount                                        38,752                 -           304,392
      Change in assets and liabilities:
            Accounts receivable                                                 -           (71,750)                -
            Other current assets                                           17,470                 -           (2,703)
            Other assets                                                  (52,243)                -          (82,295)
            Accounts payable                                              (57,127)          165,615           335,334
            Amounts due to stockholder                                   (315,000)                -                 -
            Other current liabilities                                      (3,242)                -           255,754
            Deferred compensation                                          42,143                 -            71,130
                                                                     ------------       -----------    ---------------

Net cash used in operating activities                                  (1,091,213)          (24,209)       (5,597,978)

Cash flows from investing activities:
   Purchase of property and equipment                                     (20,972)                -          (599,971)
                                                                     -------------      -----------    --------------

Net cash used in investing activities                                     (20,972)                -          (599,971)

Cash flows from financing activities:
   Advances from related party                                          1,440,664                 -         1,440,664
   Repayment of note receivable from stockholder                           20,000                 -            20,000
   Proceeds from notes payable                                                  -                 -         1,030,000
   Stock issuance costs                                                         -                 -          (83,366)
   Proceeds from issuance of common stock upon exercise                     1,511                 -            72,011
   of options
   Proceeds from sale of Common Stock                                           -                 -               148
   Net advances from Medstone                                                   -                 -         3,883,465
   Capital contribution by Medstone                                             -                 -           500,000
                                                                     ------------       -----------    --------------

Net cash provided by financing activities                               1,462,175                 -         6,862,922
                                                                     ------------       -----------    --------------

Net increase (decrease) in cash and equivalents                           349,990           (24,209)          664,973

Cash and equivalents, beginning of period                                 314,983            74,353                 -
                                                                     ------------       -----------    --------------

Cash and equivalents, end of period                                  $    664,973       $    50,144    $      664,973
                                                                     ============       ===========    ==============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
                                MARCH 31, 1999
                                --------------


1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of UroGen Corp. as of and for the periods indicated. UroGen presumes that users of the interim financial information have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 1998 filed on March 31, 1999 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $789,970 during the three months ended March 31, 1999 and has a deficit accumulated during its development stage of $9,495,543 at March 31, 1999. While management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital, cash raised through the sale of the unsecured notes (Note 4) as well as funds provided by Baxter Healthcare Corporation ("Baxter") are expected to finance the Company's operations through February 2000.

     The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, net loss per share is based on the average number of shares of Common Stock outstanding during the three-month periods ended March 31, 1999 and 1998. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

4. In April 1999, the Company closed a financing in which we received $400,000 representing proceeds from the sale of unsecured convertible notes payable, which bear interest at 8% per annum and are due on March 30, 2000, unless previously converted. The notes are convertible, at the option of the holder , into Common Stock at $0.30 per share, and automatically convert into Common Stock immediately prior to the filing of any registration statement to register the resale of the underlying shares.

     In addition, each note holder received a warrant to purchase the same number of shares of Common Stock as their notes convert into. The warrants are exerciseable for seven years from issuance and have an exercise price of $0.30 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

OVERVIEW

     UroGen commenced operations as a stand-alone entity in January 1996 to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. On July 8, 1998, UroGen entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to certain gene therapy technologies and certain tangible assets in exchange for 1,841,219 shares of Common Stock and 5,830 shares of Series A Preferred Stock.

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

RECENT EVENTS

     In April 1999, the Company closed a financing in which we received $400,000 representing proceeds from the sale of unsecured convertible notes payable, which bear interest at 8% per annum and are due on March 30, 2000, unless previously converted. The notes are convertible, at the option of the holder, into Common Stock at $0.30 per share, and automatically convert into Common Stock immediately prior to the filing of any registration statement to register the resale of the underlying shares.

     In addition, each note holder received a warrant to purchase the same number of shares of Common Stock as their notes convert into. The warrants are exercisable for seven years from issuance and have an exercise price of $0.30 per share.

     In April 1999, the United States Patent and Trademark Office issued a patent to another company for an adenoviral vector technology. This patent may be competitive with our Mini-Ad vector technology. Our patent counsel in the process of evaluating this patent compared to our patent applications. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, we may be required to obtain licenses to this patent or to develop or obtain alternative technology. If a license is required, there can be no assurances that we will be able to obtain such licenses, or if we do, that they will contain commercially favorable terms.

RESULTS OF OPERATIONS

REVENUES

     UroGen has generated revenues to date of $791,000 from contract research agreements and grants and $50,000 from the sale of proprietary biological materials. Total revenues for the years ended December 31, 1998, 1997 and 1996 were $192,000, $194,000, and none, respectively. There were no revenues for the three months ended March 31, 1999. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least four years.

RESEARCH AND DEVELOPMENT AND ACQUIRED IN-PROCESS TECHNOLOGY

     Research and development expenses and acquired in-process technology charges during the years ended December 31, 1996, 1997 and 1998 and the three months ended March 31, 1999 were $348,000, $346,000, $7,371,053 and $539,276, respectively. Research and development expenses during 1996, 1997 and through June 30, 1998 consisted primarily of payments to consultants who were performing research and to fees related to technology licenses and patent applications. Following consummation of the Baxter transaction on July 8, 1998, research and development costs were expanded to include the costs of the hemophilia and cancer programs acquired from Baxter, but which were continued at Baxter until the employees and tangible assets involved were moved to our facilities in October 1998. Additionally, the technology acquired from Baxter valued at $5,455,505 was charged to acquired in-process technology in 1998 due to the early stage of development. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses during the years ended December 31, 1996, 1997 and 1998 and the three months ended March 31, 1999 were $174,000, $151,000, $488,000 and $195,449, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $642,511 during the year ended December 31, 1998 and $1,091,213 during the three months ended March 31, 1999. Net cash used by operating activities consists primarily of UroGen's net loss increased by non-cash expenses, such as the write-off of in-process technology acquired with stock and expenses paid via advances from Baxter. Net cash used by investing activities of $63,493 during 1998 and $20,972 for the three months ended March 31, 1999 consists of the purchase of furniture and equipment. Net cash provided by financing activities of $946,634 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital. Net cash provided by financing activities for the three months ended March 31, 1999 consists primarily of amounts received from Baxter for development of the hemophilia product and payment of a note receivable from a stockholder.

     Medstone International, Inc. funded all of UroGen's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. UroGen has incurred net losses of $13,221,326 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We can not assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

     UroGen's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.

     Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter , Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I Clinical Trial for the hemophilia product. The funding provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement.

     We have commitments for $400,000 in additional capital through the sale of Preferred Stock and warrants. We anticipate our existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, coupled with the commitment for an additional $400,000 in capital, will enable us to maintain our current and planned operations through February 2000. Accordingly, we will need to raise substantial additional capital to fund our operations. We intend to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may have.

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

     We are in the process of addressing the Year 2000 issue. The majority of our systems are either new or have been recently upgraded with upgrades including Year 2000 compliance. Such upgrades have cost approximately $1,500 to date. We do not engage in significant electronic interfaces with third parties. However, failure on the part of third parties we do business with to be Year 2000 compliant could impact their operations, which would, in turn, impact our operations. The most reasonably likely worse case scenario resulting from the Year 2000 issue is unproductive operations. We will have a contingency plan in place for Year 2000 issues by September 1999.

     We anticipate that the amount we will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material effect on UroGen's liquidity or results of operations. Additionally, those costs are not expected to cause reported financial information not to be indicative of future operating results or future financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 1999, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have an impact on our financial condition or results of operations.

     The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         In January 1999, UroGen issued 704 shares of Series B Preferred Stock to Baxter Healthcare Corporation to convert $704,000 outstanding under the Credit Agreement between UroGen and Baxter to Series B Preferred Stock. UroGen relied on the exemption from registration provided by Rule 506 of Regulation D, and Section 4 (2) under the Securities Act of 1933, as amended.

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

         Exhibits 27 - Financial Data Schedule

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                UROGEN CORP.
                                ------------
                                A Delaware Corporation




Date: May 13, 1999            /s/ Carin D. Sandvik
                              -----------------------
                              Carin D. Sandvik
                              Controller, Chief Accounting Officer & Secretary
                              (Principal financial and accounting officer)