Form 10KSB40/A
period 1998-12-31
UROGEN CORP
filed 1999-05-24
CIK 1003929

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
          For the fiscal year ended December 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-K. [X]

  The number of shares of the Common Stock of the registrant outstanding as of March 24, 1999, was 9,403,638. The number of shares of Common Stock held by nonaffiliates on such date was approximately 7,993,638 with an estimated value of $2,637,901, based on the closing price of the Company's Common Stock on the over-the-counter on March 24, 1999.

This amendment is being filed to include exhibits listed in Item 14 which were not previously filed.


                                    PART IV

ITEM. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                                           PAGE
     1.  Historical Financial Statements

     Report of Ernst & Young LLP, Independent Auditors.....................................    31
     Consolidated Balance Sheets at December 31, 1998 and 1997 ............................    32
     Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997, and 1996 and the period
       from July 1, 1991 (inception) to December 31, 1998..................................    33
     Consolidated Statement of Stockholders'/Division Equity
       for the period from July 1, 1991 (inception) to
       December 31, 1998...................................................................    34
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997, and 1996 and the period
       from July 1, 1991 (inception) to December 31, 1998 .................................    35
     Notes to Consolidated Financial Statements ...........................................    36

     2.  Schedules to Financial Statements

     All schedules are omitted because they are not applicable or the required information is include in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

On July 23, 1998 UroGen filed Current Report on Form 8-K dated reporting under
Item 2 the acquisition of certain intellectual property, tangible property and other assets from Baxter Healthcare Corporation.

(C)  EXHIBITS

Exhibit No.      DESCRIPTION

    2.1 Distribution Agreement between the Company and Medstone International Inc. (1)
    2.2 Asset Purchase Agreement, dated as of February 28, 1998, UroGen and Baxter Healthcare Corporation (2)
    2.3 Amendment to Asset Purchase Agreement, dated as of May 27, 1998, between UroGen and Baxter. (2)
    3.1        Certificate of Incorporation of the Company (1)
    3.2        Bylaws of the Company (1)
    3.3 Certificate of Designation of Preferences and Rights of Series A Preferred Stock of UroGen. (2)
    3.4 Certificate of Designation of Preferences and Rights of Series B Preferred Stock of UroGen. (2)
    3.5 Certificate of Designation of Preferences and Rights of Series C Preferred Stock of UroGen. (2)

   10.1        Contribution Agreement between the Company and Medstone
               International, Inc. dated October 31, 1995 (1)
   10.2        Form of Indemnification Agreement (1)
   10.3        UroGen Corp. 1995 Stock Plan (1)
   10.4        UroGen Corp. 1995 Director Option Plan (1)
   10.5        License Agreement, dated March 5, 1997, between UroGen and The
               Immune Response Corporation.
   10.6        Amendment to License Agreement, dated January 29, 1999, between
               UroGen and The Immune Response Corporation.
   10.7        License Agreement, dated November 5, 1997, by and among UroGen,
               Sidney Kimmel Cancer Center and Daniel A. Mercola, M.D., Ph.D.
   10.8        License Agreement, dated September 20, 1996 between UroGen and
               The Regents of the University of California.
   10.9        Form of Note and Warrant Purchase Agreement, dated July 8,
               1998 between UroGen and various investors.
   10.10       Warrant Certificate, dated July 31, 1997, between UroGen and
               Robert E. Sobol.
   10.11       Distribution Agreement, dated July 8, 1998, by and among UroGen and Baxter. (2)
   10.12       Investor Rights Agreement, dated July 8, 1998, between UroGen and
               Baxter. (2)
   10.13       Developmental Collaboration Agreement, dated July 8, 1998 between
               UroGen and Baxter. (2)
   10.14       Credit Agreement, dated July 8, 1998, between UroGen and Baxter.
               (2)
   10.15       Technology License Agreement, dated July 8, 1998, between UroGen and Baxter. (2)
   23          Consent of Ernst & Young LLP, Independent Auditors (3)
   27          Financial Data Schedule (3)
_________________

(1) Previously filed with the Company's Application for Registration on Form 10-SB dated February 9, 1996.
(2) Previously filed with the Company's Current Report on Form 8-K dated July 23, 1998.
(3) Previously filed with the Company's Annual Report on Form 10-KSB dated March 31, 1999.