Form 10QSB
period 1999-06-30
UROGEN CORP
filed 1999-08-06
CIK 1003929

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               --------------
                                         OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ___

The number of shares of the Common Stock of the registrant outstanding as of August 3, 1999, was 12,097,999.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

                                                                                            Page No.
                                                                                            -------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 1999 (Unaudited) and December 31, 1998..............................       2

          Condensed Consolidated Statements of Operations (Unaudited)
            Three and Six Month Periods Ended June 30, 1999 and
            1998 and the period from July 1, 1991 (inception)
            to June 30, 1999.............................................................       3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 1999 and 1998 and the period from
            July 1, 1991 (inception) to June 30, 1999....................................       4

          Notes to Unaudited Condensed Consolidated
            Financial Statements.........................................................       5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................................       7

                          PART II. OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings..............................................................      12
Item 2.   Changes in Securities..........................................................      12
Item 3.   Defaults Upon Senior Securities................................................      12
Item 4.   Submission of Matters to a Vote
           of Security Holders...........................................................      12
Item 5.   Other Information..............................................................      13
          Market For Registrant's Common Equity
Item 6.   Exhibits and Reports on Form 8-K...............................................      13
          Signatures.....................................................................      14

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,           December 31
                                                                                   1999                1998
                                                                              ---------------      -------------
                                                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                  $       229,168      $     314,983
   Accounts receivable from related party                                           1,072,747            348,718
   Other current assets                                                                12,543             20,173
                                                                              ---------------      -------------
       Total current assets                                                         1,314,458            683,874

Property and equipment, net                                                           364,624            383,826
Other assets                                                                          115,851             30,052
                                                                              ---------------      -------------

                                                                              $     1,794,933      $   1,097,752
                                                                              ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $       266,512      $     392,461
   Amounts due to stockholder                                                               -            315,000
   Accrued employee benefits                                                          110,347            200,716
   Other accrued liabilities                                                           77,894             58,280
   Notes payable                                                                            -            991,761
                                                                              ---------------      -------------
       Total current liabilities                                                      454,753          1,958,218

Deferred compensation                                                                 104,686             28,987
Advance from related party                                                          2,503,558          1,044,275

Commitments

Stockholders' equity:
   Preferred Stock - $0.01 par value, 5,000,000 shares authorized:
         Series A Preferred Stock, 5,830 and 5,830
           issued and outstanding                                                          58                 58
         Series B Preferred Stock, 704 and none
           issued and outstanding                                                           7                 --
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 12,097,999 and 9,378,538
       issued and outstanding                                                          12,098              9,379
   Additional paid-in capital                                                       9,267,909          6,782,920
   Note receivable from stockholder                                                      (218)           (20,522)
   Deficit accumulated during development stage                                   (10,547,918)        (8,705,563)
                                                                              ---------------      -------------
         Total stockholders' equity                                                (1,268,064)        (1,933,728)
                                                                              ---------------      -------------

                                                                              $     1,794,933      $   1,097,752
                                                                              ===============      =============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                        Three Months Ended             Six Months Ended           July 1, 1991
                                                   -----------------------------   -------------------------
                                                                                                                 (inception) to
                                                     June 30,        June 30,        June 30,      June 30,          June 30,
                                                        1999            1998           1999          1998             1999
                                                   -------------   -------------   ------------  -----------    ----------------
Revenue                                            $      50,812   $      71,750   $     50,812  $   192,300    $        892,192
                                                   -------------   -------------   ------------  -----------    ----------------
Costs and expenses:
  Cost of sales                                                -               -              -            -             821,878
  Research and development                               607,708         223,646      1,146,984      369,476           6,581,652
  Write-off of acquired in-process technology                  -               -              -            -           5,455,505
  Selling, general and administrative                    210,577          41,916        406,026      135,433           1,752,982
                                                   -------------   -------------  -------------  -----------   -----------------
Total costs and expenses                                 818,285         265,562      1,553,010      504,909          14,612,017
                                                   -------------   -------------  -------------  -----------   -----------------

Loss from operations                                    (767,473)       (193,812)    (1,502,198)    (312,609)        (13,719,825)

Other income (expense)                                         -               -            905            -              64,981
Interest expense                                        (290,051)              -       (348,890)           -            (654,996)
Interest income                                            5,149             497          7,838          974              36,136
                                                   -------------   -------------  -------------  -----------   -----------------

Net loss                                           $  (1,052,375)  $    (193,315) $  (1,842,345) $  (311,635)  $     (14,273,704)
                                                   =============   =============  =============  ===========   =================


Basic and diluted loss per share                   $       (0.11)  $       (0.03) $       (0.20) $     (0.04)
                                                   =============   =============  =============  ===========
Number of shares used in the computation of
basic and diluted loss per share                       9,480,755       7,537,319      9,420,079    7,537,319
                                                   =============   =============  =============  ===========


                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                                                      July 1, 1991
                                                                  For the six months ended           (inception) to
                                                                          June 30,                       June 30,
                                                                     1999               1998               1999
                                                            -----------------    ---------------   --------------------
Net loss                                                    $      (1,842,345)    $     (311,635)   $       (14,273,704)
Adjustments to reconcile net loss to net cash used
   In operating activities:
     Write-off of in-process technology acquired with
        stock                                                               -                  -              5,455,505
      Expenses paid via advances from related  party                        -                  -                695,557
      Depreciation and amortization                                    57,333                396                577,663
      Distribution of common stock for services                         2,900                  -                 21,050
      Accrued interest paid through issuance of Common Stock           42,563                                    42,563
      Non-cash outside service cost                                         -                  -                106,000
      Gain (loss) on disposal of fixed assets                               -                  -                (81,807)
      Amortization of debt discount                                   305,428                  -                571,068
      Change in assets and liabilities:
            Other current assets                                        7,630                  -                (12,543)
            Other assets                                              (85,799)           (95,000)              (115,851)
            Accounts payable                                         (125,949)           103,403                266,512
            Amounts due to stockholder                               (315,000)                 -                      -
            Other current liabilities                                 (32,320)           335,378                226,676
            Deferred compensation                                      75,699                  -                104,686
                                                            -----------------    ---------------   --------------------
Net cash used in operating activities                              (1,909,860)            32,542             (6,416,625)

Cash flows from investing activities:
   Purchase of property and equipment                                 (38,130)                 -               (617,129)
                                                            ------------------   ---------------   --------------------
Net cash used in investing activities                                 (38,130)                 -               (617,129)

Cash flows from financing activities:
   Advances from related party                                      1,440,664                  -              1,440,664
   Repayment of note receivable from stockholder                       20,000                  -                 20,000
   Proceeds from notes payable                                        400,000                  -              1,430,000
   Stock issuance costs                                                                        -                (83,366)
   Proceeds from issuance of common stock upon
    exercise of options                                                 1,511                  -                 72,011
   Proceeds from sale of Common Stock                                       -                  -                    148
   Net advances from Medstone                                               -                  -              3,883,465
   Capital contribution by Medstone                                         -                  -                500,000
                                                            -----------------    ---------------   --------------------
Net cash provided by financing activities                           1,862,175                  -              7,262,922
                                                            -----------------    ---------------   --------------------

Net increase (decrease) in cash and equivalents                       (85,815)            32,542                229,168

Cash and equivalents, beginning of period                             314,983             74,353                      -
                                                            -----------------    ---------------   --------------------

Cash and equivalents, end of period                         $         229,168    $       106,895   $            229,168
                                                            =================    ===============   ====================


                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                  -----------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                                 June 30, 1999
                                 -------------

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

2. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $1,842,345 during the six months ended June 30, 1999 and has a deficit accumulated during its development stage of $10,547,918 at June 30, 1999. While management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital, cash raised through the sale of the unsecured notes (Note 5) as well as funds provided by Baxter Healthcare Corporation ("Baxter") are expected to finance the Company's operations through February 2000.

     The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. The following summarizes non-cash investing and financing activities during the six months ended June 30, 1999:

       Conversion of advance from related party to preferred stock   $  704,000
       Conversion of notes payable to common stock                    1,430,000

4. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the six-month periods ended June 30, 1999 and 1998. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

5. In April 1999, the Company closed a financing in which we received $400,000 from the sale of unsecured convertible notes payable, which bore interest at 8% per annum and were due on March 30, 2000, unless previously converted. The notes were convertible, at the option of the holder , into Common Stock at $0.30 per share, and automatically converted into Common Stock immediately prior to the filing of any registration statement to register the resale of the underlying shares.

     In addition, each note holder received a warrant to purchase the same number of shares of Common Stock as their notes convert into. The warrants are exerciseable for seven years from issuance and have an exercise price of $0.30 per share. The warrants were valued at $266,667, which was recorded as a discount to the notes payable. The discount was fully amortized to interest expense upon the conversion of the notes to Common Stock on June 22, 1999 (Note 6).

6. On June 22, 1999 the Company filed a registration statement with the Securities and Exchange Commission to register for resale the shares underlying the unsecured convertible notes payable and the related warrants issued in July 1999 and April 1999. Immediately prior to filing the registration statement, the unsecured convertible notes payable and accrued interest automatically converted into 2,460,811 shares of common stock of UroGen Corp.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

   UroGen has been in the development stage since inception, with its current activities consisting of the development of its core technology, which is based upon novel recombinant adenoviral vector systems, that we believe provide superior gene transfer efficiency and expression compared to other gene therapy approaches. We expect to incur increasing research and development expenditures as we focus our efforts on further development of our Factor VIII Mini-Ad Vector for Hemophilia and Complementary Oncolytic IL-3 Viral Vector Product. Accordingly, we expect no significant revenues and to incur significant operating losses over the next several years.

RECENT EVENTS

   In April 1999, the Company closed a financing in which we received $400,000 representing proceeds from the sale of unsecured convertible notes payable, which bore interest at 8% per annum and were due on March 30, 2000, unless previously converted. The notes were convertible, at the option of the holder , into Common Stock at $0.30 per share, and automatically converted into Common Stock immediately prior to the filing of any registration statement to register the resale of the underlying shares.

   In addition, each note holder received a warrant to purchase the same number of shares of Common Stock as their notes convert into. The warrants are exerciseable for seven years from issuance and have an exercise price of $0.30 per share.

   On June 22, 1999 the Company filed a registration statement with the Securities and Exchange Commission to register for resale the shares underlying the unsecured convertible notes payable and the related warrants issued in July 1998 and April 1999. Immediately prior to filing the registration statement, the unsecured convertible notes payable and accrued interest converted into 2,460,811 shares of common stock of UroGen Corp.

   In April 1999, the United States Patent and Trademark Office issued a patent to another company for an adenoviral vector technology. Although we do not believe that our technology infringes upon any valid claim of this patent, our position may not be sustained if challenged. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, we may be required to obtain licenses to this patent or to develop or obtain alternative technology. If a license is required, there can be no assurances that we will be able to obtain such a license, or that if we do, that it will be on commercially favorable terms.

RESULTS OF OPERATIONS

Revenues

   UroGen has generated revenues to date of $842,192 from contract research agreements and grants and $50,000 from the sale of proprietary biological materials. Total revenues for the six months ended June 30, 1998 and 1999 were $192,300 and $50,812, respectively. Total revenues for the years ended December 31, 1996, 1997 and 1998 were none, $193,500 and $192,300, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least three years.

Research and development and acquired in-process technology

   Research and development expenses and acquired in-process technology charges during the years ended December 31, 1996, 1997 and 1998 were $347,698, $345,592 and $7,371,053, respectively. Research and development expenses for the six month periods ended June 30, 1998 and 1999 were $369,476 and $1,146,984, respectively. Research and development expenses during 1996, 1997 and through June 30, 1998 consisted primarily of payments to consultants who were performing research and to fees related to technology licenses and patent applications. Following consummation of the Baxter transaction on July 8, 1998, research and development costs were expanded to include the costs of the hemophilia and cancer programs acquired from Baxter, but which were continued at Baxter until certain employees and tangible assets involved were moved to our facilities in October 1998. Additionally, the technology acquired from Baxter valued at $5,455,505 was charged to acquired in-process technology during the year ended December 31, 1998 due to the early stage of development. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

General and administrative expenses

   General and administrative expenses during the years ended December 31, 1996, 1997 and 1998 were $174,472, $151,315 and $487,501, respectively.
General and administrative expenses for the six month periods ended June 30, 1998 and 1999 were $135,433 and $406,026, respectively. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

   The following discussion compares activity for the six months ended June 30, 1999 to the year ended December 31, 1998 because comparison to the six months ended June 30, 1998 is not considered to be appropriate due to the changes to operations resulting from the consummation of the Baxter transaction on July 8, 1998. Net cash used by operating activities was $642,511 during the year ended December 31, 1998 and $1,909,860 during the six months ended June 30, 1999. Net cash used by operating activities consists primarily of UroGen's net loss increased by non-cash expenses, such as the write-off of in-process technology acquired with stock, expenses paid via advances from Baxter and the amortization of debt discount. Net cash used by investing activities of $63,493 during 1998 and $38,130 for the six months ended June 30, 1999 consists of the purchase of furniture and equipment. Net cash provided by financing activities of $946,634 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital. Net cash provided by financing activities of $1,862,175 for the six months ended June 30, 1999 consists primarily of amounts received from Baxter for development of the hemophilia product, proceeds from notes payable and payment of a note receivable from a stockholder.

   Medstone International, Inc. funded all of UroGen's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. UroGen has incurred net losses of $14,273,704 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We can not assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next three years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

UroGen's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.

   Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter , Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I Clinical Trial for the hemophilia product. The funding provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock, at our option, on December 31 of each year of the agreement.

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

   We are in the process of addressing the Year 2000 issue. The majority of our systems are either new or have been recently upgraded with upgrades including Year 2000 compliance. Such upgrades have cost approximately $1,500 to date. We do not engage in significant electronic interfaces with third parties. We have confirmed Year 2000 compliance with all of our significant service providers and with Baxter, and are in the process of confirming compliance of vendors that provide critical materials. However, failure on the part of third parties we do business with to be Year 2000 compliant could impact their operations, which would, in turn, impact our operations. Additionally, we are in the process of assessing all of our critical laboratory equipment to determine whether such equipment contains embedded chips, and if so, whether such equipment is Year 2000 compliant. The most reasonably likely worse case scenario resulting from the Year 2000 issue is unproductive operations. We will have a contingency plan in place for Year 2000 issues by September 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 1999, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have an impact on our financial condition or results of operations.

     The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.  LEGAL PROCEEDINGS

        None.

Item 2.  CHANGES IN SECURITIES

        In May 1999, the Company issued 218,433 shares of common stock to the Immune Response Corporation (IRC) for $218 upon IRC's exercise of its warrant to purchase common stock of UroGen Corp.

        In May 1999, the Company issued 10,000 shares of common stock valued at $2,900, based on the market value of the stock on the date of issuance, to Dr. Daniel Mercola to satisfy a milestone payment under a consulting agreement.

        In June 1999, the Company converted then outstanding unsecured convertible notes payable in the amount of $1,430,000 and the accrued interest thereon into 2,460,811 shares of common stock in accordance with the terms of the Note and Warrant Purchase Agreements entered into in July 1998 and April 1999.

        UroGen Corp. relied on the exemption from registration provided by Rule 506 of Regulation D, and/or Section 4(2) under the Securities Act of 1933, as amended for all of the above issuances.

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

        Exhibit 27                Financial Data Schedule

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                UROGEN CORP.
                                ----------------------------
                                A Delaware Corporation






Date:  August 5, 1999       /s/ Carin D. Sandvik
                                ----------------------------
                                Carin D. Sandvik
                                Controller, Chief Accounting Officer & Secretary (Principal financial and accounting officer)