Form 10QSB
period 1999-09-30
UROGEN CORP
filed 1999-11-10
CIK 1003929

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                               --------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-27264


                                 UROGEN CORP.
                                 ------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                            33-0687976
               --------                            ----------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification no.)


               10835 Altman Row, Suite 150, San Diego, CA, 92121
    (Address of principal executive offices)      (Zip code)

      Registrant's Telephone Number, including area code:  (858) 450-5949

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

The number of shares of the Common Stock of the registrant outstanding as of November 4, 1999 was 12,097,999.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                    Page No.
                                                                    --------
Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets
           September 30, 1999 (Unaudited) and  December 31, 1998......   2

         Condensed Consolidated Statements of Operations (Unaudited)
           Three and Nine Month Periods Ended September 30, 1999 and
           1998 and the period from July 1, 1991 (inception)
           to September 30, 1999......................................   3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended September 30, 1999 and
           1998 and the period from July 1, 1991 (inception)
           to September 30, 1999......................................   4

         Notes to Unaudited Condensed Consolidated
           Financial Statements.......................................   5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............   7

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings............................................  12
Item 2.  Changes in Securities........................................  12
Item 3.  Defaults Upon Senior Securities..............................  12
Item 4.  Submission of Matters to a Vote
         of Security Holders..........................................  12
Item 5.  Other Information............................................  13
         Market For Registrant's Common Equity
Item 6.  Exhibits and Reports on Form 8-K.............................  13
         Signatures...................................................  14

                                 UROGEN CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31
                                                                                  1999                1998
                                                                              -------------        -----------
                                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $  1,157,999        $   314,983
   Accounts receivable from related party                                                 -            348,718
   Other current assets                                                              22,821             20,173
                                                                               ------------        -----------
       Total current assets                                                       1,180,820            683,874

Property and equipment, net                                                         477,878            383,826
Other assets                                                                        218,552             30,052
                                                                               ------------        -----------

                                                                               $  1,877,250        $ 1,097,752
                                                                               ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $    222,944        $   392,461
   Amounts due to stockholder                                                             -            315,000
   Accrued employee benefits                                                         74,394            200,716
   Other accrued liabilities                                                         63,610             58,280
   Current portion of capital lease obligation                                       43,072                  -
   Notes payable                                                                          -            991,761
                                                                               ------------        -----------
       Total current liabilities                                                    404,020          1,958,218

Deferred compensation                                                               150,644             28,987
Advance from related party                                                        3,391,816          1,044,275
Capital lease obligation, net of current portion                                     75,423

Commitments

Stockholders' equity:
   Preferred Stock - $0.01 par value, 5,000,000
      shares authorized:
         Series A Preferred Stock, 5,830 and 5,830
           issued and outstanding                                                        58                 58
         Series B Preferred Stock, 704 and none
           issued and outstanding                                                         7                  -
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 12,097,999 and 9,378,538
       issued and outstanding                                                        12,097              9,379
   Additional paid-in capital                                                     9,267,909          6,782,920
   Note receivable from stockholder                                                       -            (20,522)
   Deficit accumulated during development stage                                 (11,424,724)        (8,705,563)
                                                                               ------------        -----------
       Total stockholders' equity                                                (2,144,653)        (1,933,728)
                                                                               ------------        -----------

                                                                               $  1,877,250        $ 1,097,752
                                                                               ============        ===========

                            See accompanying notes

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)


                                                Three Months Ended             Nine Months Ended          July 1, 1991
                                                ------------------             -----------------         (inception) to
                                          September 30,   September 30,   September 30,   September 30,   September 30,
                                              1999            1998            1999            1998             1999
                                          ------------    ------------    ------------    ------------    -------------
Revenue                                    $    16,389     $         -     $    67,201     $   192,300     $    908,581
                                          ------------    ------------    ------------    ------------    -------------
Costs and expenses:
  Cost of sales                                      -               -               -               -          821,878
  Research and development                     714,908         807,204       1,861,892       1,176,680        7,296,560
  Write-off of acquired in-process
   technology                                        -       3,429,700               -       3,429,700        5,455,505
  Selling, general and administrative          185,751         164,068         591,777         299,501        1,938,733
                                          ------------    ------------    ------------    ------------    -------------
Total costs and expenses                       900,659       4,400,972       2,453,669       4,905,881       15,512,676
                                          ------------    ------------    ------------    ------------    -------------

Loss from operations                          (884,270)     (4,400,972)     (2,386,468)     (4,713,581)     (14,604,095)

Other income (expense)                               -               -             905               -           64,981
Interest expense                                     -        (170,790)       (348,890)       (170,790)        (654,996)
Interest income                                  7,454           2,057          15,292           3,031           43,590
                                          ------------    ------------    ------------    ------------    -------------

Net loss                                   $  (876,816)    $(4,569,705)    $(2,719,161)    $(4,881,340)    $(15,150,520)
                                          ============    ============    ============    ============    =============


Basic and diluted loss per share           $     (0.07)    $     (0.61)    $     (0.27)    $    ( 0.65)
                                          ============    ============    ============    ============
Number of shares used in the
computation of  basic and  diluted
 loss per share                             12,097,999       7,537,319      10,237,493       7,537,319
                                          ============    ============    ============    ============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                                                      July 1, 1991
                                                                   For the nine months ended         (inception) to
                                                                         September 30,                September 30,
                                                                    1999              1998               1999
                                                                ------------      -------------      --------------
Net loss                                                        $(2,719,161)        $(4,881,340)      $(15,150,520)
Adjustments to reconcile net loss to net cash used
   In operating activities:
      Write-off of in-process technology acquired with stock              -           3,429,700          5,455,505
      Expenses paid via advances from related  party                      -             465,093            695,557
      Depreciation and amortization                                  89,491                 741            609,818
      Distribution of common stock for services                       2,900                   -             21,050
      Accrued interest paid through issuance of
         Common Stock                                                42,563                                 42,563
      Non-cash outside service cost                                       -                   -            106,000
      Gain (loss) on disposal of fixed assets                             -                   -            (81,807)
      Amortization of debt discount                                 305,428             152,955            571,068
      Change in assets and liabilities:
            Other current assets                                     (2,648)            (12,466)           (22,821)
            Other assets                                           (188,500)                              (218,552)
            Accounts payable                                       (163,508)            216,154            228,953
            Amounts due to stockholder                             (315,000)            315,000                  -
            Other current liabilities                               (88,557)            104,224            170,439
            Deferred compensation                                   121,657                   -            150,644
                                                                -----------         -----------       ------------
Net cash used in operating activities                            (2,915,335)           (209,939)        (7,422,103)

Cash flows from investing activities:
   Purchase of property and equipment                               (65,048)             (2,306)          (644,044)
                                                                -----------         -----------       ------------

Net cash used in investing activities                               (65,048)             (2,306)          (644,044)

Cash flows from financing activities:
   Advances from related party                                    3,401,670                   -          3,401,670
   Repayment of note receivable from stockholder                     20,000                   -             20,000
   Proceeds from notes payable                                      400,000           1,030,000          1,430,000
   Stock issuance costs                                                                 (83,366)           (83,366)
   Proceeds from issuance of common stock upon
    exercise of options and warrants                                  1,729                   -             72,229
   Proceeds from sale of Common Stock                                     -                   -                148
   Net advances from Medstone                                             -                   -          3,883,465
   Capital contribution by Medstone                                       -                   -            500,000
                                                                -----------         -----------       ------------
Net cash provided by financing activities                         3,823,399             946,634          9,224,146
                                                                -----------         -----------       ------------

Net increase (decrease) in cash and equivalents                     843,016             734,389          1,157,999

Cash and equivalents, beginning of period                           314,983              74,353                  -
                                                                -----------         -----------       ------------

Cash and equivalents, end of period                             $ 1,157,999         $   808,742       $  1,157,999
                                                                ===========         ===========       ============

                            See accompanying notes.

                                 UROGEN CORP.
                       (A Development Stage Enterprise)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
                              September 30, 1999
                              ------------------


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

2. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $2,719,161 during the nine months ended September 30, 1999 and has a deficit accumulated during its development stage of $11,424,724 at September 30, 1999. While management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital, cash raised through the sale of the unsecured notes (Note 5) as well as funds provided by Baxter Healthcare Corporation ("Baxter") are expected to finance the Company's operations through October 2000.

    The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. The following summarizes non-cash investing and financing activities during the nine months ended September 30, 1999:

       Conversion of advance from related party to preferred stock   $  704,000
       Conversion of notes payable to common stock                    1,430,000

4. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the nine-month periods ended September 30, 1999 and 1998. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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

7. In September 1999, the Company entered into a facility operating lease for approximately 8,600 square feet for manufacturing operations. The lease expires in August 2004. Future minimum lease payments are $50,415 for 1999; $203,676 for 2000; $209,788 for 2001; $216,084 for 2002; $222,560 for
    2003; and $151,312 for 2004.

8. In September 1999, the Company entered into a $250,000 capital lease line under which it will lease furniture and equipment for manufacturing operations. The term of the lease is thirty-six months and the line is secured by all of the company's equipment. In connection with the lease, the Company issued warrants to the lessor for 250,000 shares of common stock. The warrants are exercisable at $0.30 per share and expire in August 2007. As of September 30, 1999 the balance under the lease was $118,495.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    UroGen commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has continued to fund the development of our Factor VIII product for hemophilia.

    In exchange for the exclusive license to the gene delivery technology and equipment, we issued 1,841,219 shares of common stock and 5,830 shares of Series A preferred stock to Baxter. The assets acquired from Baxter were valued based on the fair market value of our common stock on the date of the agreement. We obtained an appraisal of the value of the equipment acquired. Based upon the very early stage of development of the technology, the value of the technology was charged to acquired in-process technology.

    Our current activities consist of the development of the gene transfer system in our Factor VIII Mini-Ad product for hemophilia. If we are successful in raising sufficient capital, we plan to develop the system for our Tumor Killing IL-3 product to treat prostate cancer. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no significant revenues and to incur significant operating losses for at least the next five years.

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

RESULTS OF OPERATIONS

Revenues

   UroGen has generated revenues to date of $908,581 from contract research agreements and grants. Total revenues for the nine months ended September 30, 1998 and 1999 were $192,300 and $67,201, respectively. Total revenues for the years ended December 31, 1996, 1997 and 1998 were none, $193,500 and $192,300, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years.

Research and development and acquired in-process technology

   Research and development expenses and acquired in-process technology charges during the years ended December 31, 1996, 1997 and 1998 were $347,698, $345,592 and $7,371,053, respectively. Research and development expenses for the nine-month periods ended September 30, 1998 and 1999 were $4,606,380 and $1,861,892, respectively. Research and development expenses during 1996, 1997 and through June 30, 1998 consisted primarily of payments to consultants who were performing research and to fees related to technology licenses and patent applications. Following consummation of the Baxter transaction on July 8, 1998, research and development costs were expanded to include the costs of the hemophilia and cancer programs acquired from Baxter, but which were continued at Baxter until certain employees and tangible assets involved were moved to our facilities in October 1998. Additionally, the technology acquired from Baxter valued at $5,455,505 was charged to acquired in-process technology during the year ended December 31, 1998 due to the early stage of development. We estimate that it will take five more years and approximately $30 million dollars to complete the development of the Factor VIII product and obtain regulatory approvals, if we are able to obtain approvals.

   We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. We are currently in the process of developing a facility to manufacture the materials for Phase I and Phase II clinical trials for our hemophilia product. We estimate that the costs to develop the facility and manufacture materials for Phase I clinical trials will be approximately $4.4 million, which will be funded by Baxter under the developmental collaboration agreement. We are unable to estimate the costs to develop manufacturing facilities for Phase III clinical trials and for commercial quantities of our potential products and the costs to develop marketing capabilities because we have not determined whether we will build these capabilities within the company or enter into collaborative arrangements with others to perform these functions.

General and administrative expenses

  General and administrative expenses during the years ended December 31, 1996, 1997 and 1998, were $174,472, $151,315 and $487,501, respectively. General and administrative expenses for the nine month periods ended September 30, 1998 and 1999 were $299,501 and $591,777, respectively. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

  The following discussion compares activity for the nine months ended September 30, 1999 to the year ended December 31, 1998 because the comparison to the nine months ended September 30, 1998 is not considered appropriate due to the changes to operations resulting from the consummation of the Baxter transaction on July 8, 1998. Net cash used by operating activities was $642,511 during the year ended December 31, 1998 and $2,915,335 during the nine months ended September 30, 1999. Net cash used by operating activities consists primarily of UroGen's net loss increased by non-cash expenses, such as the write-off of in-process technology acquired with stock, expenses paid via advances from Baxter and the amortization of debt discount. Net cash used by investing activities of $63,493 during 1998 and $65,048 for the nine months ended September 30, 1999 consists of the purchase of furniture and equipment. Net cash provided by financing activities of $946,634 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital. Net cash provided by financing activities of $3,823,399 for the nine months ended September 30, 1999 consists primarily of amounts received from Baxter for development of the hemophilia product, proceeds from notes payable and payment of a note receivable from a stockholder.

  UroGen's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. funded all of UroGen's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. UroGen has incurred net losses of $15,150,520 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We can not assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next three years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

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

  We have commitments for $400,000 in additional capital through the sale of preferred stock and warrants. We anticipate our existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, coupled with the commitment for an additional $400,000 in capital, will enable us to maintain our current and planned operations through October 2000. Accordingly, we will need to raise substantial additional capital to fund our operations. We intend to seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may have.

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

YEAR 2000 COMPLIANCE

  The Year 2000 issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, an inability to process transactions or an inability to engage in other normal business activities. We have addressed the Year 2000 issue and believe that all of our critical systems are Year 2000 compliant. The majority of our systems are either new or have been recently upgraded with upgrades including Year 2000 compliance. Such upgrades have cost approximately $1,500 to date. We do not engage in significant electronic interfaces with third parties. We have confirmed Year 2000 compliance with all of our significant service providers, our significant vendors and with Baxter and have received satisfactory responses. However, failure on the part of third parties we do business with to be Year 2000 compliant could impact their operations, which would, in turn, impact our operations. Additionally, we have assessed all of our critical laboratory equipment to determine whether such equipment contains embedded chips, and have determined that all of our critical internal equipment is compliant. The most reasonably likely worse case scenario resulting from the Year 2000 issue is unproductive operations resulting from retrieving stored data and/or implementing contingency plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  At September 30, 1999, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have an impact on our financial condition or results of operations.

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



                                UROGEN CORP.
                                ------------
                                A Delaware Corporation



Date:  November 10, 1999    /s/ Carin D. Sandvik
                                -----------------------
                                Carin D. Sandvik
                                Controller, Chief Accounting Officer & Secretary (Principal accounting officer)