Form 10KSB
period 1999-12-31
GENSTAR THERAPEUTICS CORP
filed 2000-03-30
CIK 1003929

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1999
                         OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _______________ to _______________


                        Commission File Number 0-27264

                       GENSTAR THERAPEUTICS CORPORATION
                           (Formerly UroGen Corp.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-K. [_]

     The Company's revenues for the fiscal year ended December 31, 1999 were $118,000.

     The number of shares of the Common Stock of the registrant outstanding as of March 27, 2000, was 21,288,222. The number of shares of Common Stock held by nonaffiliates on such date was approximately 12,326,000 with an estimated value of $89,733,000, based on the closing price of the Company's Common Stock on the over-the-counter bulletin board on March 27, 2000.

                       GENSTAR THERAPEUTICS CORPORATION

                       (A DEVELOPMENT-STAGE ENTERPRISE)

                                   FORM 10-KSB

                               TABLE OF CONTENTS

          ITEM NUMBER AND CAPTION                                                                PAGE NO.
          ------------------------                                                               --------
PART I

Item 1.  Business...............................................................................     3
Item 2.  Properties.............................................................................    11
Item 3.  Legal Proceedings......................................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders....................................    11

PART II

Item 5.  Market For Registrant's Common Equity
          and Related Stockholder Matters.......................................................    12
Item 6.  Selected Financial Data................................................................    13
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of
         Operations.............................................................................    15
Item 8.  Financial Statements and Supplementary Data............................................    20
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................................................    20

PART III

Item 10. Directors and Executive Officers of the Registrant.....................................    21
Item 11. Executive Compensation.................................................................    26
Item 12. Security Ownership of Certain Beneficial
          Owners and Management.................................................................    28
Item 13. Certain Relationships and Related Transactions.........................................    30

PART IV

Item 14. Exhibits and Financial Statement Schedules, and
          Reports on Form 8-K...................................................................    34

                                    PART I

ITEM 1.  BUSINESS

GenStar Therapeutics Corporation changed its name from UroGen Corp. in March 2000. GenStar is focused on the development of innovative gene therapy products for the treatment of hemophilia, cancer and other genetic disorders.

GenStar's gene delivery systems are derived from a type of cold virus termed an adenovirus that we believe provides superior gene transfer efficiency and expression compared to other gene therapy approaches. The gene transfer system has been engineered to remove the original adenovirus genes which are then replaced with therapeutic genes. These genetically engineered therapeutic viruses contain less than 3% of the original adenovirus. We believe that removal of unwanted adenoviral genes permits increased gene transfer capacity with a higher level of gene expression and improved safety compared to standard gene transfer systems. Because these therapeutic viruses are engineered to minimize the presence of adenoviral gene parts, they are termed "Mini-Ad" viruses. These Mini-Ad viruses retain the ability to infect cells and the efficient gene transfer characteristics of the original adenoviruses. We believe our gene transfer and expression systems will advance the capabilities of gene therapy for disease management, providing what we believe to be efficient gene transfer and long term gene expression desired for clinical applications.

The initial focus of our research and development efforts will be the generation of products for the treatment of hemophilia and prostate cancer. Two gene therapy products are under development: 1) Factor VIII Mini-Ad Vector for the treatment of hemophilia; 2) Complementary Oncolytic Interleukin-3 (IL-3) Adenoviral Vectors for the treatment of prostate cancer. The Factor VIII Mini-Ad Vector for hemophilia is expected to provide a greater duration of active Factor VIII function, which is the protein that prevents the chronic bleeding and joint damage characteristic of this disorder. The IL-3 Adenoviral product is comprised of a mixture of two adenoviruses which complement each other resulting in viral replication and propagation only in target tissues, leading to tumor cell destruction, radiation sensitization and anti-tumor immune responses for the treatment of prostate cancer.

RESEARCH AND DEVELOPMENT

The Mini-Ad System
------------------

The Mini-Ad system is an adenoviral gene delivery system. The system is derived from a type of cold virus called an adenovirus. The adenovirus has been engineered to remove the original virus genes that are replaced with therapeutic genes. These genetically engineered viruses contain less than 3% of the original adenovirus. We believe that the removal of the majority of the unwanted adenoviral genes permits increased ability to transfer the therapeutic genes and permits a high level of expression of the therapeutic genes.

Factor VIII Mini-Ad Vector For Hemophilia A/Liver Directed Gene Therapy
-----------------------------------------------------------------------

Hemophilia is a bleeding disorder caused by abnormalities in the gene that produces the protein controlling blood clotting, which is called Factor VIII. Factor VIII is normally produced in the liver. The ease of delivery and affinity of adenoviruses for the liver makes adenoviral-based therapies a logical delivery system to deliver Factor VIII genes. Intravenous injection of adenoviruses results in delivery of the virus to liver cells. The first Mini-Ad product under development is for the delivery of the Factor VIII gene for the treatment of hemophilia A. As the liver is one of the major organs for natural Factor VIII production, the virus has been engineered to increase Factor VIII production in this organ. In studies which have been performed on normal and hemophiliac mice, intravenous injection of this Mini-Ad vector resulted in Factor VIII concentrations that are twenty to thirty times the level necessary to prevent bleeding.

Our Developmental Collaboration Agreement with Baxter Healthcare Corporation provides for Baxter to fund the development of the Factor VIII Mini-Ad product until we treat the first patient in the Phase I clinical trial, at which time Baxter is required to make a milestone payment of $2 million to maintain their distribution rights. Baxter will receive Series C Preferred Stock for the $2 million milestone payment. Baxter is required to make additional milestone payments if we begin Phase III clinical trials and if we obtain FDA approval on the Factor VIII product (see "Certain Relationships and Related Transactions").

We believe that there may be additional product opportunities for this liver directed gene delivery technology. Diseases resulting from abnormal function or biochemistry of the liver are among the leading causes of sickness and death. There are several common genetic liver diseases for which effective gene therapy to replace defective genes would replace current conventional therapies, which are either cumbersome or not very effective.

Tumor Killing IL-3 Viral Vector for Prostate Cancer

Cancer of the prostate gland is the most common cancer among men. It currently occurs in approximately one in six men and has an annual incidence in the United States of 187,000 new cases. Our tumor killing IL-3 gene delivery vector has demonstrated intrinsic anti-tumor killing activity in animal models. In addition, we believe the product will result in expression of the IL-3 gene, which sensitizes tumors to the effects of radiation, providing improved treatment of disease within the prostate, and simultaneously generating anti-tumor immunity capable of destroying cancerous lesions. We believe that a significant advantage of our tumor killing IL-3 viral vector product may be its ability to have anti-tumor activity, while sensitizing tumors to the effects of standard cancer therapies. These multiple modes of action may have benefits in the treatment of prostate cancer and other tumors. Successful treatment of prostate cancer requires complete eradication of tumors within the prostate and the elimination of undetected tumor cells, which have migrated from the prostate in approximately fifty percent of patients at the time of initial diagnosis. Our first tumor killing IL-3 viral vector product is designed to be injected into tumors and administered in combination with radiation for the treatment of prostate cancer.

The tumor killing IL-3 viral product is comprised of a mixture of two adenoviruses that complement each other to permit viral replication that kills tumor cells. In this system, one virus contains certain viral genes that are only active in prostate cells (the controlled vector), and the second virus contains the remainder of the viral genes necessary for the virus to replicate (the supplemental vector). The viruses complement each other, resulting in viral replication and propagation in tumor tissues leading to tumor cell killing. Adenoviruses kill the cells in which they replicate. Importantly, we believe the controlled virus can be engineered to carry and express additional therapeutic genes such as IL-3.

Preliminary studies with vectors incorporating a prostate specific antigen (PSA) promoter have cured prostate tumors in animal models following injection into tumors.

Our viruses may be further engineered to express therapeutic genes that can enhance anti-tumor immunity. We have demonstrated that IL-3 gene therapy sensitizes tumors to the effects of radiation and stimulates anti-tumor immune responses capable of eradicating tumor cells. In animal tumor models, the combination of IL-3 gene therapy with radiotherapy was synergistic resulting in enhanced efficacy of local radiotherapy and generating anti-tumor immunity. We used IL-3 gene transfer into mouse tumors as a model in these studies. The tumors injected with IL-3 were more sensitive than unmodified tumors to irradiation, and after radiation therapy they developed anti-tumor immune responses. In this study, radiation caused unmodified tumors to regress only temporarily, and then began progressing again after 10 days. In contrast, IL-3 gene modified tumors continued to regress after irradiation and complete tumor remission was achieved. These cured mice developed immunity to unmodified tumors and were resistant to injection with unmodified tumor cells three months later in five out of five animals tested. The dose of tumor cells studied caused tumors in one hundred percent of non-immunized animals.

We believe our multiple-activity tumor killing, radiation sensitizing, and immune therapy approach is well suited for the treatment of prostate cancer, which requires elimination of tumors both within the prostate and at distant sites where the tumor has spread.

Approximately 79% of GenStar's employees are engaged in research and development. During the years ended December 31, 1999, 1998 and 1997, we spent approximately $2,711,000, $1,916,000 (excluding the non-cash write-off of acquired in-process technology) and $346,000, respectively, for research and development.

MANUFACTURING

        We are currently in the process of developing a manufacturing facility to produce materials for clinical trials for our hemophilia product. We have retained consultants with experience in designing, construction and completing validation for manufacturing operations which comply with the FDA's Good Manufacturing Practices regulations. We have entered into a facility lease for the manufacturing operations. We completed construction and validation of the manufacturing facility in January 2000.

We have not yet determined whether we will establish relationships with third party manufacturers or establish expanded facilities for future manufacturing needs. Commercial-scale manufacturing will require significant improvements in our current manufacturing techniques, as well as rigorous process controls. Companies often encounter manufacturing difficulties during the course of implementing processes for commercial manufacturing, including:

 .  problems involving production yields;
 .  quality control and assurance; and
 .  shortages of qualified personnel.

         Manufacturing facilities will be required to be registered with the FDA and will be subject to inspections confirming compliance with the FDA's Good Manufacturing Practices regulations. We cannot be sure that we will be able to produce clinical or commercial quantities of our potential products in compliance with applicable regulations or at an acceptable cost.

If we decide to establish relationships with third parties to manufacture our potential products, we will be dependent on these third parties, which may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, manufacturing or quality control problems may arise and third party manufacturers may not be able to maintain the necessary governmental licenses and approvals to continue manufacturing our potential products. If we fail to establish relationships with third parties for our manufacturing requirements on commercially acceptable terms, we would be required to develop our own manufacturing facility, which would require a significant amount of time and financial resources.

PATENTS AND LICENSES

We believe that patent and trade secret protection is important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, protect our own trade secrets, secure additional patents and operate without infringing the proprietary rights of others. GenStar currently holds exclusive rights to one issued United States patent, which expires in 2010, and several other pending patent applications that relate to genetic therapies and molecular diagnostics.

We have filed a series of United States and foreign patent applications for the Mini-Ad and Tumor Killing Vector systems. These applications cover all fields of use for the Mini-Ad system. We have obtained from the Immune Response Corporation exclusive world-wide rights to a patent application covering the use of cytokines like IL-3 used in combination with radiation for enhancing the effects of radiation and stimulating anti-tumor immunity in the treatment of certain cancers.

The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the gene therapy field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to ours. Patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. We may not be aware of all of the patents potentially adverse to GenStar's interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that these patents do not contain claims relating to GenStar's technology.

To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims, and these claims are ultimately determined to be valid, we may be required to obtain licenses to one or more of these patents or to develop or obtain alternative technology. We believe that our current and proposed activities do not infringe on any patents that would be determined to be valid. We cannot assure you that patents do not exist in the United States or in other countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to any of GenStar's technologies. Commercialization of GenStar's proposed products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. We cannot assure you that the licenses that might be required for GenStar's processes or products would be available on commercially acceptable terms, if at all.

GenStar's breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on our business, financial condition and results of operations. Litigation, which could result in substantial cost, may also be necessary to enforce any patents issued to GenStar or to determine the scope and validity of third-party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United Stated Patent and Trademark Office to determine the priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome could subject GenStar to significant liabilities to third parties and require us to license disputed rights from third parties or to cease using our technology.

GenStar also relies on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that GenStar's trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

Patents issued and patent applications filed internationally relating to gene therapy are numerous and we cannot assure you that current and potential competitors or other third parties have not filed or received or will not file or receive applications in the future for, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by GenStar.

         Additionally, there is certain subject matter which is patentable in the United States but not generally patentable outside of the United States. Differences in what constitutes patentable subject matter in various countries may limit the protection we can obtain on some of our inventions outside of the United States.

For example, methods of treating humans are not patentable in many countries outside of the United States. These and-or other issues may prevent GenStar from obtaining patent protection outside of the United States which would have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

The production and marketing of our proposed products and our research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulations. The Federal Food, Drug, and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.


The steps required before our proposed products may be marketed in the United States include:

 .    preclinical laboratory tests, in vivo preclinical studies and formulation studies,
 .    the submission to the FDA of an Initial New Drug application for human clinical testing, which must become effective before human clinical trials commence,
 .    adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug,
 .    the submission to the FDA of a Product License Application (for a biologic)
     or a New Drug Application (for a drug), and
 .    the FDA approval of the Product License Application or New Drug Application
     prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product and indication, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments, including third party facilities, must comply with the FDA's Good Manufacturing Practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in countries under reciprocal agreements with the FDA. In addition to FDA regulation, we are also subject to a variety of additional governmental regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Energy Reorganization Act of 1974, the Resource Conservation and Recovery Act and other current and future federal, state and local regulations.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and preclinical safety tests must be conducted by laboratories that comply with FDA Good Laboratory Practices regulations. The results of the preclinical tests are submitted to the FDA as part of an Initial New Drug application and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an Initial New Drug application will result in FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA for clearance as part of the Initial New Drug application. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board at the institution at which the trial will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, informed consent and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases often overlap. In Phase I, the initial introduction of the drug into healthy subjects or patients, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:

 .    determine the effectiveness of the drug for specific, targeted indications,
 .    determine dosage tolerance and optional dosage and
 .    identify possible adverse effects and safety risks.

          When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing may not be completed within any specific time period, if at all, with respect to any of our products. Furthermore, we or the FDA may suspend clinical trials at any time if it is believed that the patients are being exposed to an unacceptable health risk.

Among other things, the results of the preclinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a Product License Application or a New Drug Application for approval of the marketing and commercial shipment of the drug. Upon accepting a company's marketing approval applications, the FDA generally convenes an Advisory Committee to review clinical trial results and make a non-binding recommendation concerning the drug's approval. After considering the Advisory Committee recommendation and other information, the FDA may or may not issue an approval letter. This letter sets out the specific terms and conditions that the company must satisfy in order to receive final approval to market. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a Product License Application or a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of the company's products if they do not view the Product License Application or the New Drug Application as containing adequate evidence of the safety and effectiveness of the drug. Notwithstanding the submission of data, the FDA may ultimately decide that the application does not satisfy regulatory criteria for approval. Moreover, if regulatory approval is granted, such approval will entail limitations on the indicated uses for which it may be marketed. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if these drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the same product for the same use during the seven-year period. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. We believe that some of our potential products may qualify for orphan drug designation. Our potential products may not ultimately receive orphan drug designation, or the benefits currently provided by an orphan drug designation may be amended or eliminated. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. New legislation may be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our potential products.

Among the conditions for FDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

Both of our potential products are in preclinical testing. We anticipate that it will take between five to ten years for both of our potential products to complete clinical trials and, if the trials are successful, be approved by the FDA.

COMPETITION

The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by GenStar would compete with existing drugs and therapies and with others under development. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of hemophilia and prostate cancer. Many of these organizations have financial, technical, manufacturing and marketing resources which are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive therapy for treatment of the same diseases we have targeted, or one which offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected. We believe that the most significant competitive factor in the gene therapy field is the effectiveness and safety of a product due to the relatively early stage of the industry.

We believe that our product development programs will be subject to significant competition from companies using alternative technologies, as well as to increasing competition from companies that develop and apply technologies similar to ours. Other companies may succeed in developing products earlier than we do, obtaining approvals for these products from the FDA more rapidly than we do or developing products that are safer and more effective than those under development or proposed to be developed by us. We cannot assure you that research and development by others will not render our technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by us, or that any therapy developed by GenStar will be preferred to any existing or newly developed technologies.

MARKETING AND SALES

We entered into a Distribution Agreement with Baxter in July 1998. Under the Distribution Agreement, Baxter has the exclusive, worldwide right to market, sell and distribute all products which are developed under the Development Collaboration Agreement with Baxter. It is anticipated that Baxter will fund the development of the hemophilia product and have distribution rights for all hemophilia products. Under the terms of the agreement, GenStar receives a percentage of the revenues generated by Baxter.

We have no internal sales force and currently plan to enter into additional corporate partnership arrangements under which a corporate partner would fund development of our cancer product and/or other potential products and would have distribution rights for the product funded. See "Risk Factors" for a further discussion of the risks associated with distribution agreements.

EMPLOYEES

At December 31, 1999, GenStar had 22 employees, including 18 in research and development and 4 in finance and administration. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union and we believe that our relations with the employees are generally good.

ITEM 2.  PROPERTIES

GenStar leases approximately 4,800 square feet of office and laboratory space in San Diego, California. The term of the lease expires in May 2000. We have signed a letter of intent to enter into a lease for approximately 22,000 square feet of office and laboratory space through 2005. Additionally, we lease approximately 8,600 square feet of office and laboratory space for our manufacturing operations in San Diego, California. The term of the lease expires in August 2004. We believe our existing and proposed facilities will be sufficient to meet our anticipated operating needs for at least the next two years.


ITEM 3.  LEGAL PROCEEDINGS

GenStar is not a party to any material litigation or legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

GenStar Common Stock is traded on the over-the-counter market on the electronic bulletin board under the symbol "UROG". The initial Common Stock of GenStar was distributed to the public as a dividend to holders of Medstone International, Inc. Common Stock. Each stockholder of Medstone received, as of February 9, 1996, one share of UroGen Common Stock for every one share of Medstone Common Stock held on the record date for the distribution, December 31, 1995. Upon completion of the distribution, there were 5,616,528 shares of GenStar Common Stock outstanding, all of which are now freely tradable. As of December 31, 1999, there are also options outstanding to purchase 3,276,183 shares of Common Stock, warrants to purchase 2,329,166 shares of Common Stock and Series A Preferred Stock convertible into 5,830,000 shares of Common Stock. Additionally, there are 2,298,000 shares of Series B Preferred Stock which are convertible into Common Stock at the fair value at the date of conversion.

The following table shows for the periods indicated the high and low closing prices for the Common Stock:

                                                                    HIGH         LOW
                                                                    ----         ---
FISCAL YEAR ENDED  December 31, 1999
   First Quarter                                                    $0.40       $0.31
   Second Quarter                                                   $0.33       $0.25
   Third Quarter                                                    $0.33       $0.13
   Fourth quarter                                                   $0.60       $0.25

FISCAL YEAR ENDED DECEMBER 31, 2000
   First Quarter (through March 27, 2000)                          $19.00       $0.66

We had approximately 900 stockholders of record as of March 27, 2000.

Item 6. SELECTED FINANCIAL DATA

The following selected historical financial data of GenStar Therapeutics Corporation (formerly UroGen Corp., and the UroGen division of Medstone, UroGen's predecessor), reflect GenStar's operating results as a stand-alone entity during 1996, 1997, 1998 and 1999, and GenStar's historical operation as a division of Medstone for the prior periods. The financial data as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 have been derived from the audited financial statements of the Company, included elsewhere in this annual report. The financial data for all other periods and dates have been derived from audited financial statements of GenStar or of the UroGen division of Medstone which are not included in this annual report. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included in this annual report.

                                                                                                                     Period from
                                                                                                                      July 1,
                                                                                                                        1991
                                                                                                                     (inception)
                                                                         Year Ended December 31,                         to
                                                      ----------------------------------------------------------      December
                                                        1999       1998        1997            1996         1995      31, 1999
                                                      --------   -------     -------         -------       ------  ------------
Statement of Operations Data:
 Net revenues.....................................    $   118    $   192      $  194         $     -      $     -     $    959
 Costs and expenses:..............................    -------    -------      ------         -------      -------     --------

    Cost of sales.................................          -          -           -               -            -          822
    Research and development......................      2,711      1,916         346             348           75        8,146
    General and administrative....................        817        487         151             174            -        2,164
    Write-off of acquired in-process
      Technology..................................          -      5,455           -               -            -        5,455
                                                      -------    -------      ------         -------      -------     --------
      Total costs and expenses....................      3,528      7,858         497             522           75       16,587
                                                      -------    -------      ------         -------      -------     --------
    Income from operations........................     (3,410)    (7,666)       (303)           (522)         (75)     (15,628)
  Other income (expense)..........................        (72)         -           -              64            -           (8)
  Interest expense................................       (360)      (306)          -               -            -         (666)
  Interest income.................................         24         10           4              14            -           52
                                                      -------    -------      ------         -------      -------     --------
  Net loss........................................    $(3,818)   $(7,962)     $ (299)        $  (444)     $   (75)    $(16,250)
                                                      =======    =======      ======         =======      =======     ========

Net loss per share................................    $ (0.35)   $ (1.00)     $(0.04)        $ (0.07)     N/A
                                                      =======    =======      ======         =======
Weighted average shares outstanding...............     10,763      7,997       7,311           5,980      N/A
                                                      =======    =======      ======         =======

                                                                                 December 31,
                                                      --------------------------------------------------------------------
                                                         1999          1998          1997          1996          1995
                                                      ----------  -----------     -----------   -----------   ------------
Balance Sheet Data:
  Working capital (deficit)...................        $    448       $(1,274)       $    6          $235          $  1
  Total assets................................           1,827         1,098            78           253           163
  Long-term debt, net of current portion......           1,970         1,274             -             -             -
  Shareholders' equity (deficit) .............            (905)       (1,934)            9           237           163


DIVIDEND POLICY

     We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

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

OVERVIEW

GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has continued to fund the development of our Factor VIII product for hemophilia. See "Certain Relationships and Related Transactions-Baxter Agreements".

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

Our current activities consist of the development of the gene transfer system in our Factor VIII Mini-Ad product for hemophilia and our tumor killing IL-3 viral vector product for prostate cancer. We anticipate defining additional uses for our vector technology and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no significant revenues and to incur significant operating losses for at least the next five years.

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $959,000 from contract research agreements and grants. Total revenues for the years ended December 31, 1997, 1998 and 1999 were $194,000, $192,000, and $118,000, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

Research and development expenses and acquired in-process technology charges during the years ended December 31, 1997, 1998 and 1999 were $346,000, $7,371,000 and $2,711,000, respectively. Research and development expenses during 1997 and through June 30, 1998 consisted primarily of payments to consultants who were performing research and to fees related to technology licenses and patent applications. Following consummation of the Baxter transaction on July 8, 1998, research and development costs were expanded to include the costs of the hemophilia and cancer programs acquired from Baxter, but which were continued at Baxter until the employees and tangible assets involved were moved to our facilities in October 1998. Additionally, the technology acquired from Baxter valued at $5,455,505 was charged to acquired in-process technology in 1998 due to the early stage of development. We estimate that it will take five years and approximately $30 million to complete the Factor VIII product and obtain regulatory approvals, if we are able to obtain approvals.

We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. We have recently completed the process of developing a facility to manufacture the materials for Phase I and Phase II clinical trials for our hemophilia product. We estimate that the costs to develop the facility and manufacture materials for Phase I clinical trials will be approximately $4.4 million dollars, which will be funded by Baxter under the developmental collaboration agreement. We are unable to estimate the costs to develop manufacturing facilities for Phase III clinical trials and for commercial quantities of our potential products and the costs to develop marketing capabilities, because we have not determined whether we will build these capabilities within the company or enter into collaborative arrangement with others to perform these functions.

General and administrative expenses

General and administrative expenses during the years ended December 31, 1997, 1998 and 1999 were $151,000, $488,000 and $817,000, respectively. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

Interest income and expense

Interest income during the three years ended December 31, 1999 of $4,000, $10,000 and $24,000, respectively, is a result of investment of excess cash in money market accounts. Interest expense for the three years ended December 31, 1999 was none, $306,000 and $360,000, respectively. Interest expense in 1998 was comprised of $266,000 of amortization of the discount on convertible notes payable and $40,000 related to the 8% interest rate on the notes. Interest expense in 1999 was comprised of $309,000 of amortization of the discount on convertible notes payable, $25,000 related to the 8% interest rate on the notes and $26,000 related to interest on the capital lease line.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $643,000 and $3,812,000 during the years ended December 31, 1998 and 1999, respectively. Net cash used by operating activities consists primarily of GenStar's net loss increased by non-cash expenses, such as the write-off of in-process technology acquired with stock in and expenses paid via advances from Baxter. Net cash used by investing activities of $63,000 and $170,000 during 1998 and 1999, respectively, consists of the purchase of furniture and equipment. Net cash provided by financing activities of $947,000 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital. Net cash provided by financing activities of $4,589,000 in 1999 consists primarily of $4,178,000 paid by Baxter under the credit agreement for development of the hemophilia product and $400,000 in proceeds from notes payable.

GenStar's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone funded all of GenStar's operations from July 1, 1991, our inception, through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000, and which was converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 31, 2000, which raised $400,000, and which was converted to common stock on June 22, 1999. In January 2000, we raised $8.3 million from the sale of common stock and warrants for common stock. In February 2000, we raised an additional $17 million from the sale of common stock. GenStar has incurred net losses of $16,250,000 since its inception through December 31, 1999, and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter (See "Certain Relationships and Related Transactions - Baxter Agreements"), Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I clinical trial, at which time a milestone payment of $2,000,000 is due from Baxter. The funding under the Developmental Collaboration Agreement provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement. The $2,000,000 milestone payment is in the form of a purchase of Series C Preferred Stock.

We anticipate our existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, will enable us to maintain our current and planned operations for at least the next two years. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

TECHNOLOGY LICENSES

GenStar entered into a license agreement with The Immune Response Corporation in March 1997, which was subsequently amended in January 1999 whereby we licensed from IRC tumor radiosensitization gene therapy technology. Under the IRC License, GenStar is obligated to make a milestone payment to IRC of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of GenStar's first product related to the technology licensed from IRC. This fee can be offset against future royalty payments. GenStar is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the licensed technology. Additionally, GenStar agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 which was paid in February 2000.

In September 1996, GenStar entered into a license agreement with the Regents of the University of California to license rights to patents in the field of diagnosis of cancer using very sensitive molecular biology techniques that detect the presence of cancer cells. We are required to pay an annual license maintenance fee of $10,000 until we start selling licensed product. We are also required to pay milestone fees of $25,000 upon filing an Investigative Device Exemption Application on a licensed product or method with the Food and Drug Administration and $50,000 upon marketing approval of a licensed product or method by the FDA. GenStar must also pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty may be credited against revenue-based royalties due for the year in which the annual minimum payment was made.

YEAR 2000 COMPLIANCE

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our readiness planning. As a result of those efforts, we experienced no disruptions in mission critical information technology and non-information technology systems and believe that those systems successfully responded to the Year 2000 date change. We expensed approximately $11,000 during 1999 in connection with remediating systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our mission critical applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

At December 31, 1999, our cash and cash equivalents were invested in liquid checking and money market accounts, and will not change significantly in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

We do not conduct business with foreign entities, and do not have any foreign exchange risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     SEE ITEM 14. "Exhibits, Financial Statement Schedules, and Reports On 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors and executive officers of GenStar, their ages as of December 31, 1999 and certain information about them are set forth below:

     NAME OF DIRECTORS
     AND EXECUTIVE OFFICERS          AGE           PRINCIPAL OCCUPATION
     ----------------------          ---           --------------------
Paul D. Quadros                      53            Chairman of the Board of Directors
Robert E. Sobol, M.D.                47            President, Chief Executive Officer and
                                                     Director
Wei-Wei Zhang. M.D, PhD              42            Senior Vice President, Chief
                                                     Scientific Officer and Director
William C. Raschke, PhD              53            Vice President
Carin D. Sandvik                     36            Controller, Chief Accounting Officer
                                                     and Corporate Secretary
Peter F. Bernardoni                  40            Director
Ivor Royston, M.D.                   54            Director
Victor W. Schmitt                    51            Director

     PAUL D. QUADROS has been Chairman of the Board and our Chief Financial Officer since August 1998. Prior to that Mr. Quadros had been the President and Chief Executive Officer since April 1997 and prior to that was the Chairman of the Board, Chief Financial Officer and Secretary since our formation in June 1995. Mr.Quadros was, from January 1985 an officer and from April 1986 a general partner of Technology Funding, a venture capital management organization. From 1986 through 1994, Mr. Quadros was a member of Technology Funding's Commitments Committee, serving as its chairman from 1987 to 1990. During his affiliation with Technology Funding he also served as Director of Research and Director of Equity Investments. From 1990 to 1994 Mr. Quadros was chairman of Technology Funding's Medical Investment Committee and was involved in managing Technology Funding's healthcare portfolio. Mr. Quadros currently serves as a director of several private companies and one public company, Cardiac Science, Inc.

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

 ROBERT E. SOBOL, M.D has been President and Chief Executive Officer since August 1998. Prior to that Dr. Sobol was the Executive Vice President and Chief Operating Officer since July 1996. Dr. Sobol was previously the Director of Clinical Science at Sidney Kimmel Cancer Center, which is affiliated with Sharp HealthCare, one of the largest healthcare providers in San Diego. Dr. Sobol has developed clinical applications of immuno therapy and gene therapy for the treatment of cancer and is a founder of several successful biotechnology ventures. He was a founder and Vice President of IDEC Pharmaceuticals Corporation, a publicly traded company developing monoclonal antibody based treatments for cancer and autoimmune disorders. He was also a founder of GeneSys Therapeutics, a gene therapy company which merged with publicly traded Somatix Therapy Corporation and subsequently with Cell GeneSys Incorporated. Dr. Sobol led the research team which was the first to treat a brain tumor patient with cytokine gene therapy. He is also the principal investigator for one of the first gene therapy protocols approved for the treatment of colon carcinoma. Dr. Sobol is the Editor of the journal Cancer Gene Therapy.

Dr. Sobol received a B.A. in Philosophy from Boston University and an M.D. from The Chicago Medical School. He subsequently trained at the University of Southern California Medical Center and at the University of California, San Diego. He is Board Certified in Internal Medicine and Medical Oncology.

WEI-WEI ZHANG, M.D., PH.D. joined GenStar as Senior Vice President, Chief Scientific Officer and Director in October 1998. Dr. Zhang has sixteen years of biomedical research experience including nine years of research management experience. He was formerly the Director of Molecular Biology in the Gene Therapy Unit of Baxter Healthcare Corporation since March 1995. Dr. Zhang established the Department of Molecular Biology at Baxter and initiated a comprehensive program for the Mini-Ad vector system for in vivo gene therapy. Dr. Zhang has significant technical expertise in vector technology, particularly with adenoviral vectors and their application in gene therapy of cancer and hemophilia. Prior to joining Baxter, Dr. Zhang was an Assistant Professor in the Department of Thoracic and Cardiovascular Surgery at the University of Texas MD Anderson Cancer Center, where he was a member of the team that developed adenovirus-mediated tumor suppressor gene therapy of cancer (Adp53) from lab to clinic.

Dr. Zhang received his M.D. from the Zhejiang Medical University in China and received a Ph.D. in molecular biology, recombinant DNA, and protein chemistry from The University of Alabama. Dr. Zhang had postdoctoral training in gene manipulation and transfer technologies at the Baylor College of Medicine.

WILLIAM C. RASCHKE, PH.D has been Vice President since August 1998 and devotes his efforts to both scientific and corporate development projects. He was previously Director of Research since September 1996. Dr. Raschke also holds the positions of Member and Director of Molecular Immunology of the Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center), positions he has held since coming to the Center in 1994. Since March 1997, he has also served as the Acting Scientific Director of the Center. Dr. Raschke has previously held positions at SIBIA, Inc. from 1988 to 1994 where he was Senior Research Fellow, The Salk Institute from 1988 to 1994, and 1975 to 1981 with various staff appointments and the La Jolla Cancer Research Foundation (now the Burnham Institute) from 1981 to 1988 as Associate Scientific Director and Staff Scientist.

Dr. Raschke has served as a reviewer for the National Institute of Health with two four-year terms on the Experimental Immunology Study Section, the American Cancer Society and The National Science Foundation, as well as international funding agencies. He also reviews manuscripts for various immunology and cancer journals.

Dr. Raschke received a B.S. in Chemistry from the University of Texas, Austin and a Ph.D. in Biochemistry from the University of California, Berkley. He conducted post graduate training at the Salk Institute in Developmental Biology and Immunology.

CARIN D. SANDVIK has served as Controller, Chief Accounting Officer and Corporate Secretary since joining GenStar in October 1998. Prior to joining UroGen, Ms. Sandvik was a Senior Manager in the Technology Industry Group at Pricewaterhouse Coopers LLP (formerly Price Waterhouse LLP), where she had served in various positions for twelve years. Ms. Sandvik received a B.A. in Business Administration with an emphasis in Accounting from the University of San Diego.

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

IVOR ROYSTON, M.D. was the Chairman of the Board from April 1997 until August 1998. Prior to that, he served as President and Chief Executive Officer. He has served as a Director since our formation in June 1995. Dr. Royston was appointed by the President of United States to the National Cancer Advisory Board during 1996.

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

Dr. Royston was a founder and Director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the Board of Directors of various companies, including Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombiChem, Inc. IDEC Pharmaceuticals and GenQuest, Inc. He currently is a member of the Board of Directors of the Sidney Kimmel Cancer Center.

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

SCIENTIFIC ADVISORY BOARD

GenStar plans to establish a Scientific Advisory Board to give guidance to our scientific and technology strategies. The members of the Scientific Advisory Board will advise and consult with our management on an informal basis from time to time on scientific and technology strategies of the technical matters in their respective areas of expertise. Members of the Scientific Advisory Board may perform consulting services for UroGen, for which they may receive cash or other compensation.

COMPENSATION OF DIRECTORS

     Cash Compensation

GenStar does not compensate its Directors for their services as such. However, Directors are reimbursed for their out-of-pocket expenses in attending Board meetings.

     1995 Directors' Option Plan

Non-employee directors also receive stock options under the Company's 1995 Directors' Option Plan (the "Directors' Plan"). The Directors' Plan was adopted and approved by the shareholders of the Company in 1995 and amended in 2000 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 550,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides that each non-employee director is automatically granted an option to purchase 45,000 shares of GenStar Therapeutics Corporation Common Stock upon his or her initial election or appointment as an non-employee director (Initial Options). Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 15,000 shares of GenStar Therapeutics Corporation Common Stock on December 31 or each year so long as he or she remains an non-employee director (Subsequent Options). The exercise price of the options granted to non-employee directors must be the fair market value of GenStar Common Stock on the date of grant. Options granted to non-employee directors have ten-year terms, subject to an non-employee director's continued service as a director. Initial Options vest over three years at a rate of 33.3% per year, subsequent options vest one year from the grant date. As of December 31, 1999, options to purchase 50,000 shares of Common Stock to non-employee directors has been granted under the Directors' Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act ("Section 16") requires GenStar's executive officers, directors and beneficial owners of more than 10% of GenStar Common Stock to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) forms they file. Based solely on GenStar's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, four reporting persons filed late Section 16 filings during 1999.

ITEM 11.   EXECUTIVE COMPENSATION

The table below sets forth information for the annual and long-term compensation of the Chief Executive Officer and all executive officers who received cash compensation greater than $100,000 during the three years ended December 31, 1999 for services to GenStar in all capacities during the three years ended December 31, 1999. No other corporate officer received cash compensation in excess of $100,000 during the three years ended December 31, 1999:

                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                                  ----------------------
                                                         Annual Compensation     Restricted   Securities     All Other
                                                         -------------------
                                            Fiscal       Salary       Bonus        Stock      Underlying   Compensation
       Name and Principal Position          Period        ($)          ($)       Award ($)    Options (#)       ($)
-------------------------------------------------------------------------------------------------------------------------
  Paul D. Quadros (1).....................   1999         $120,000         -         -          81,903      $13,951(7)
   Chairman of the Board                     1998         $ 95,000         -         -               -      $ 4,188(4)
                                             1997         $ 60,000         -         -               -            -

  Robert E. Sobol, M.D (2)................   1999         $200,000         -         -         627,141      $30,927(8)
    President and Chief Executive Officer    1998         $162,917         -         -               -      $10,562(5)
                                             1997         $143,379         -         -               -            -

  Wei-Wei Zhang (3)                          1999         $160,000   $30,000         -         781,713      $81,712(9)
     Sr. Vice President and                  1998         $ 40,000         -         -               -      $ 3,052(6)
       Chief Scientific Officer              1997                -         -         -               -            -

(1)  Mr. Quadros served as the President and CEO from April 1997 to August
     1998.
(2) Dr. Sobol served as the Executive Vice President and Chief Operating Officer from July 1996 to August 1998.
(3)  Dr. Zhang joined GenStar in October 1998. His annual salary is $160,000.
(4) Includes $2,800 and $1,388 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.
(5) Includes $4,667 and $5,895 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.
(6) Includes $1,867 and $1,185 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.
(7) Includes $8,400 and $5,551 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.
(8) Includes $11,200 and $19,727 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.
(9) Includes $11,200 and $14,178 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively and $56,334 paid for relocation.

There were no options to purchase the Company's Common Stock exercised in the year ended December 31, 1999.

The following table sets forth each grant of stock options made during the fiscal year ended December 31, 1999 and the options held by each of the Named Executive Officers:

                                    Number of     Percentage                                    Number of
                                   Securities      of Total                                    Securities      Value of
                                   Underlying       Options                                    Underlying     Unexercised
                                     Options      Granted to      Exercise                     Unexercised   In-the-Money
                                     Granted       Employees        Price       Expiration     Options at     Options at
Name and Principal Position          In 1999        In 1999       ($/Share)        Date         12/31/99       12/31/99
Paul D. Quadros
   Chairman of the Board              81,903          2.7%          $0.32        03/23/09         81,903       $ 22,933

Robert E. Sobol
   President & CEO                   627,141         20.9%          $0.32        03/23/09        627,141       $175,599

Wei-Wei Zhang
  Sr. VP and CSO                     781,713         26.0%          $0.32        03/23/09        781,713       $218,880

Employment Agreement

In April 1997, Paul D. Quadros entered into an employment agreement with GenStar which provides for a monthly base salary of $10,000 and health insurance and other benefits as GenStar customarily provides to its employees. If Mr. Quadros is terminated by GenStar without cause, Mr. Quadros is entitled to receive his base salary and benefits for six months from the date of termination, and one-half of his base salary and benefits for months six through twelve after termination. Mr. Quadros is required to give GenStar sixty days written advance notice of his intent to resign.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


 The following table sets forth information with respect to the beneficial ownership of GenStar Common Stock owned by (i) the holders of more than 5% of the GenStar Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading "Executive Compensation" and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of GenStar Therapeutics Corporation Common Stock at December 31, 1999, and includes GenStar Common Stock shares issuable upon exercise of stock options and warrants granted to Officers, Directors and key employees of the Company. See "Executive Compensation."

                                                                           Shares Beneficially     Approximate
                   Name of person or Identity of Group                          Owned(1)          Percent Owned
-----------------------------------------------------------------------------------------------------------------
Victor W. Schmitt                                                               1,841,219(2)         15.2%
   One Baxter Parkway
   Deerfield, Illinois  60015

Baxter Healthcare Corporation                                                   1,841,219(2)         15.2%
  One Baxter Parkway
  Deerfield, Illinois 60015

Ivor Royston                                                                    1,024,963(3)          8.4%
  10835 Altman Row, Suite 150
  San Diego, California 92121

Paul D. Quadros                                                                   561,680(4)          4.6%
  10835 Altman Row, Suite 150
  San Diego, California 92121

Robert E. Sobol                                                                   651,035(5)          5.2%
  10835 Altman Row, Suite 150
  San Diego, California 92121

Peter Bernardoni                                                                  760,032(6)(7)       6.1%
  200 Alameda de las Pulgas
  San Mateo, California 94402

Technology Funding                                                                730,032(6)          5.9%
  200 Alameda de las Pulgas
  San Mateo, California 94402

Wei-Wei Zhang                                                                     276,857(8)          2.2%
  10835 Altman Row, Suite 150
  San Diego, CA 92121

All Executive Officers and Directors as                                         5,827,045            42.7%
  a group (8 persons)

-----------------------------------
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2) Excludes 5,830 shares of non-voting Series A Preferred Stock convertible subsequent to July 8, 2001 into 5,830,000 shares of Common Stock held by Baxter Healthcare Corporation. Excludes 2,998 shares of non-voting Series B Preferred Stock convertible upon certain milesones at the then current market price. Baxter Healthcare Corporation and Mr. Victor W. Schmitt are entitled to exercise voting and investment power with respect to all shares owned by Baxter Healthcare Corporation, and therefore, are deemed to be beneficial owner of such shares.

(3) Includes 108,333 shares issuable upon exercise of presently outstanding warrants and 5,000 shares issuable upon the exercise of vested options.
(4) Includes 58,333 shares issuable upon exercise of presently outstanding warrants and 29,007 shares issuable upon the exercise of option vesting within 60 days.
(5) Includes 225,000 shares issuable upon exercise of presently outstanding warrants and 222,112 shares issuable upon exercise of options vesting within 60 days.
(6) Includes 291,667 shares issuable upon exercise of presently outstanding warrants held by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding, Inc. and Technology Funding Ltd. (together "Technology Funding"), of which Peter Bernardoni is an officer and a partner, are the managing general partners of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding and Mr. Bernardoni are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. and therefore are deemed to be beneficial owner of such shares.
(7) Includes 30,000 shares issuable upon exercise of presently outstanding and currently exercisable stock options.
(8) Includes 276,857 shares issuable upon the exercise of options vesting within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BAXTER AGREEMENTS
-----------------

     In July 1998, GenStar executed various agreements with Baxter Healthcare Corporation pursuant to which we acquired certain rights and assets from Baxter. Under the terms of the agreements, GenStar obtained the rights to Baxter's adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based on the fair value of the stock on the date of issuance and the purchase price was charged to acquired in-process technology due to the early stage of development of the technology. The value of the stock issued for fixed assets was $343,937 based upon the fair value of those assets.

     Baxter will provide funding to GenStar for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 1999 was $1,876,000. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At GenStar's option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the conversion feature and because we intend to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless GenStar is in default, in which case the amount due bears interest at prime plus 4%.

     GenStar entered into a Distribution Agreement with Baxter under which Baxter will have an exclusive, worldwide right to market, sell and distribute all products which may be developed under the Developmental Collaboration Agreement. The term of the Distribution Agreement is the longer of ten years from the date of regulatory approval of the first product or the expiration of the last to expire of any related patents issued on or before ten years from the date of regulatory approval.

     GenStar, Baxter and certain founding shareholders entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon our achievement of the following milestones:

 .  $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement, . $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement, and . $10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement.

         MEDSTONE AGREEMENTS
         -------------------

GenStar was incorporated as UroGen Corp. on June 30, 1995 as a wholly-owned subsidiary of Medstone International, Inc. GenStar was formed from the medical biology and small molecule pharmaceuticals divisions of Medstone, which were started in 1991. From 1991 until the distribution of UroGen Corp. common stock on February 9, 1996, GenStar relied upon Medstone for financial support. GenStar also relied on Medstone for assistance with personnel management and financial administration. Upon completion of the Distribution, GenStar began to operate independently from Medstone.

SIDNEY KIMMEL CANCER CENTER

Sidney Kimmel Cancer Center originally owned 339,000 shares of GenStar Common Stock and Dr. Royston is Chief Executive Officer of SKCC. GenStar has entered into the following transactions with SKCC:

In June 1996, GenStar and SKCC entered into an affiliation agreement with a three year term. Under the affiliation agreement, SKCC agreed to provide the following services:

 . to allow Dr. Royston to serve as GenStar's Chief Executive Officer and devote part time executive services to GenStar;
 . to lease approximately 100 square feet of office space in SKCC's facility;
 . to allow GenStar to consult and confer with scientific staff of SKCC; and . to make available clerical support for up to ten hours per week at a compensation rate of $10.00 per hour.

     In exchange GenStar agreed to make the following payments:

 . cash consideration of $3,000 per month;
 . conveyance of certain equipment with a book value of approximately $42,000;
  and
 . 339,000 shares of GenStar Therapeutics Corporation Common Stock.

     The affiliation agreement was amended in May 1997 to reduce the monthly cash consideration to $1,000 due to Dr. Royston's resignation as Chief Executive Officer of GenStar.

In September 1997, the affiliation agreement was terminated and GenStar signed a sublease agreement with SKCC for use of approximately 500 square feet of office and laboratory space on a month to month basis. The monthly rent for the space was $1,065.

In August 1998, GenStar and SKCC entered into a new sublease agreement for approximately 4,800 square feet of office and laboratory space. The monthly lease payment is approximately $14,800 plus our share of facility expenses. The lease expires in May 2000.

In November 1997, GenStar entered into a license agreement with Dr. Daniel Mercola and SKCC under which GenStar obtained an exclusive right to certain technology. GenStar is obligated to pay royalties on its net sales revenues and a percentage of revenues from sublicenses relating the technology. GenStar terminated this license agreement in 1999.

In February 2000, GenStar entered into a letter of intent to lease approximately 22,000 square feet of office and laboratory space for a five year term.

OTHER TRANSACTIONS

     In August 1997, GenStar issued warrants to purchase 200,000 shares of Common Stock to Dr. Sobol. These warrants are exercisable at $0.05 per share (the fair market value of the Common Stock on the date of grant) and expire on July 31, 2001. The warrant was exercised in February 2000.

     In July 1998, we received $1,030,000 representing proceeds from the sale of unsecured convertible notes payable which bore interest at 8% per annum and were due on June 30, 1999, unless previously converted. The notes were convertible, at the option of the holder, into common stock at $1.00 per share, and automatically converted into 1,030,000 shares of Common Stock on June 22, 1999 upon filing of a registration statement to register the resale of the underlying shares. In addition, each note holder received a warrant to purchase a number of shares of Common Stock of GenStar equal to one share for each $2.00 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 per share. The warrants were valued at an aggregate value of $305,910 and recorded to interest expense. The following GenStar officers and directors participated in this transactions: Mr. Quadros, Dr. Sobol, Dr. Raschke and Dr. Royston each purchased notes for $50,000 and received a warrant for 25,000 shares of Common Stock.

     In April 1999, we received $400,000 representing proceeds from the sale of unsecured convertible notes payable which bear interest at 8% per annum and are due on March 31, 2000, unless previously converted. The notes were convertible, at the option of the holder, into common stock at $0.30 per share, and automatically converted into 1,333,333 shares of Common Stock on June 22, 1999 upon filing of a registration statement to register the resale of the underlying shares. In addition, each note holder received a warrant to purchase a number of shares of Common Stock of GenStar equal to one share for each $0.30 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.30 per share. The warrants were valued at an aggregate value of $266,661 and recorded to interest expense. The following GenStar officers and directors participated in this transactions:

 . Mr. Quadros purchased notes for $10,000 and received a warrant for 33,333 shares of Common Stock.
 . Dr. Raschke purchased notes for $40,000 and received warrants for 133,333 shares of Common Stock.
 . Ms. Sandvik purchased notes for $5,000 and received warrants for 16,667 shares of Common Stock.
 . Dr. Royston purchased notes for $25,000 and received a warrant for 83,333 shares of Common Stock.
 . Dr. Raschke and his spouse also received a Finder's Fee for amounts raised in this offering of $9,250 in cash and warrants for 30,833 shares of common stock exerciseable at $0.30 per share for seven years.

     In January 2000, we completed an offering of 6,362,801 shares of common stock and warrants to purchase 1,773,899 shares of common stock for $8.3 million. Victor W. Schmitt, a director of the company, purchased 33,113 shares of common stock and a warrant exercisable for 16,556 shares of common stock at an aggregate purchase price of $25,000.

                                     PART IV

ITEM. 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
1.  Historical Financial Statements
       Report of Ernst & Young LLP, Independent Auditors                     32
       Consolidated Balance Sheets at December 31, 1999 and 1998             33
       Consolidated Statements of Operations for the years ended
              December 31, 1999, 1998, and 1997 and the period
              from July 1, 1991 (inception) to December 31, 1999             34
       Consolidated Statement of Stockholders'/Equity (Deficit)
              for the period from July 1, 1991 (inception) to
              December 31, 1999                                              35
       Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997 and the period
              from July 1, 1991 (inception) to December 31, 1999             36
       Notes to Consolidated Financial Statements                            37

2.  Schedules to Financial Statements

       All schedules are omitted because they are not applicable or the required information is include in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

None.


(C)  EXHIBITS

Exhibit No.     DESCRIPTION

     2.1 Distribution Agreement between the Company and Medstone International Inc. (1)
     2.2 Asset Purchase Agreement, dated as of February 28, 1998, between UroGen and Baxter Healthcare Corporation (2)
     2.3 Amendment to Asset Purchase Agreement, dated as of May 27, 1998, between UroGen and Baxter. (2)
     2.4            Distribution Agreement, dated July 8, 1998, between
                    UroGen and Baxter. (2)
     2.5 Investor Rights Agreement, dated July 8, 1998, between UroGen and Baxter. (2)
     2.6 Developmental Collaboration Agreement, dated July 8, 1998 between UroGen and Baxter. (2)
     2.7            Credit Agreement, dated July 8, 1998, between UroGen and
                    Baxter. (2)
     2.8 Technology License Agreement, dated July 8, 1998, between UroGen and Baxter. (2)
     3.1            Certificate of Amendment of the Restated Certificate of
                    Incorporation
     3.2            Bylaws of the Company (1)

     4.1            Certificate of Designation of Preferences and Rights of
                    Series A Preferred Stock of UroGen. (2)
     4.2            Certificate of Designation of Preferences and Rights of
                    Series B Preferred Stock of UroGen. (2)
     4.3            Certificate of Designation of Preferences and Rights of
                    Series C Preferred Stock of UroGen. (2)
     10.1           Contribution Agreement between the Company and Medstone
                    International, Inc. dated October 31, 1995 (1)
     10.2           Form of Indemnification Agreement (1)
     10.3           UroGen Corp. 1995 Stock Plan (1)
     10.4           UroGen Corp. 1995 Director Option Plan (1)
     10.5           License Agreement, dated March 5, 1997, between UroGen and
                    The Immune Response Corporation. (3)
     10.6           Amendment to License Agreement, dated January 29, 1999,
                    between UroGen and The Immune Response Corporation. (3)
     10.7           License Agreement, dated November 5, 1997, by and
                    among UroGen, Sidney Kimmel Cancer Center and Daniel A.
                    Mercola, M.D., Ph.D. (3)
     10.8           License Agreement, dated September 20, 1996 between
                    UroGen and The Regents of the University of California. (3)
     10.9           Form of Note and Warrant Purchase Agreement, dated July 8,
                    1998 between UroGen and various investors. (3)
     10.10          Warrant Certificate, dated July 31, 1997, between UroGen and
                    Robert E. Sobol. (3)
     10.11          Distribution Agreement, dated July 8, 1998, by and among
                    UroGen and Baxter. (2)
     10.12          Investor Rights Agreement, dated July 8, 1998, between
                    UroGen and Baxter. (2)
     10.13          Developmental Collaboration Agreement, dated July 8, 1998
                    between UroGen and Baxter. (2)
     10.14          Credit Agreement, dated July 8, 1998, between UroGen and
                    Baxter. (2)
     10.15          Technology License Agreement, dated July 8, 1998, between
                    UroGen and Baxter. (2)
     10.16          Form of Note and Warrant Purchase Agreement, dated April 28,
                    1999 between UroGen and various investors. (4)
     10.17          UroGen Corp. 1999 Stock Plan (4)
     10.18          Form of Common Stock and Warrant Purchase Agreement dated
                    January 21, 2000 between UroGen and various investors. (4)
     10.19          Form of Common Stock Purchase Agreement dated January 21,
                    2000 between UroGen and various investors. (4)
     10.20          Form of Common Stock Purchase Agreement dated February 17,
                    2000 between UroGen and various investors.
     23             Consent of Ernst & Young LLP, Independent Auditors
     27             Financial Data Schedule
          __________________________________________

(1) Previously filed with the Company's Application for Registration on Form 10-SB dated February 9, 1996.
(2) Previously filed with the Company's current Report on Form 8-K dated February 9, 1996.
(3)  Previously filed with the Company's Annual Report on Form 10-KSB dated
     May 24, 1999.
(4) Previously filed with the Company Registration Statement on Form SB-2 dated February 10, 2000.

                        Report of Independent Auditors

The Board of Directors
GenStar Therapeutics Corporation
(formerly UroGen Corp.)

We have audited the accompanying consolidated balance sheets of GenStar Therapeutics Corporation (a development stage enterprise) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and the period from July 1, 1991 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenStar Therapeutics Corporation (a development stage enterprise) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the period from July 1, 1991 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       ERNST & YOUNG LLP

San Diego, California
March 8, 2000

                       GENSTAR THERAPEUTICS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            (Formerly UroGen Corp.)
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                               1999               1998
                                                               ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                                $  921,994         $   314,983
   Accounts receivable                                         114,208                   -
   Accounts receivable from related party                            -             348,718
   Other current assets                                          9,461              20,173
                                                            ----------         -----------
         Total current assets                                1,045,663             683,874

Property and equipment, net                                    569,121             383,826
Investments underlying deferred compensation                   134,308              28,987
Other assets                                                    77,821               1,065
                                                            ----------         -----------

                                                            $1,826,913         $ 1,097,752
                                                            ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                       $    399,485         $   392,461
   Amounts due to stockholder                                        -             315,000
   Accrued employee benefits                                    73,915             200,716
   Other accrued liabilities                                    81,856              58,280
   Current portion of capital lease obligation                  42,696                   -
   Notes payable                                                     -             991,761
                                                          ------------         -----------
         Total current liabilities                             597,952           1,958,218

Capital lease obligation, net of current portion                51,314                   -
Deferred compensation                                          206,962              28,987
Advance from related party                                   1,876,003           1,044,275

Commitments

Stockholders' equity (deficit):
   Preferred Stock - $0.01 par value, 5,000,000
    shares authorized:
      Series A Preferred Stock, 5,830 and 5,830
        issued and outstanding                                      58                  58
      Series B Preferred Stock, 2,998 and none
        issued and outstanding                                      30                   -
   Common Stock - $0.001 par value, 40,000,000
    shares authorized; 12,104,101 and 9,378,538
    issued and outstanding                                      12,104               9,379
   Additional paid-in capital                               11,606,880           6,782,920
   Note receivable from stockholder                                  -             (20,522)
   Deficit accumulated during development stage            (12,524,390)         (8,705,563)
                                                          ------------         -----------
         Total stockholders' equity (deficit)                 (905,318)         (1,933,728)
                                                          ------------         -----------

                                                          $  1,826,913         $ 1,097,752
                                                          ============         ===========

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            (Formerly UroGen Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     July 1, 1991
                                                                                                    (inception) to
                                                      For the Year Ended December 31,                December 31,
                                                1999               1998               1997               1999
                                                ----               ----               ----               ----
Revenues                                      $     117,867      $     192,300      $  193,500      $    959,247

Costs and expenses:
  Cost of sales                                           -                  -               -           821,878
  Research and development                        2,710,921          1,915,548         345,592         8,145,589
  Write-off of acquired
     In-process technology                                -          5,455,505               -         5,455,505
  General and administrative                        817,111            487,501         151,315         2,164,064
                                              -------------      -------------      ----------      ------------
      Total costs and expenses                    3,528,032          7,858,554         496,907        16,587,036
                                              -------------      -------------      ----------      ------------

Loss from operations                             (3,410,165)        (7,666,254)       (303,407)      (15,627,789)

Other income (expense)                              (71,749)               300               -            (7,673)
Interest expense                                   (360,417)          (306,106)              -          (666,523)
Interest income                                      23,504              9,672           4,230            51,802
                                              -------------      -------------      ----------      ------------

Net loss                                      $ (3,818,827)      $  (7,962,388)     $ (299,177)     $(16,250,183)
                                              =============      =============      ==========      ============

Basic and diluted loss
  per share                                   $      (0.35)      $       (1.00)     $    (0.04)
                                              =============      =============      ==========
Number of shares used in the
  Computation of basic and
  diluted loss per share                         10,762,787          7,997,319       7,311,573
                                              =============      =============      ==========

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            (Formerly UroGen Corp.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/EQUITY (DEFICIT) For the period July 1, 1991 (inception) to December 31, 1999


                                                                                                                         Deficit
                                                                                                         Note          Accumulated
                                            Preferred Stock          Common Stock          Additional   Receivable        During
                                          Number of             Number of                   Paid-in       From         Development
                                           Shares     Amount     Shares         Amount      Capital      Stockholder      Stage
Advances and contributions from
   Medstone July 1, 1991 to December 31,
   1996                                        -          -               -           -            -            -                -
Distribution of stock dividend and
   net assets February 9, 1996                 -          -       5,616,528   $   5,617     $657,465            -                -
Distribution of Common Stock for
   Services at $0.05 per share                 -          -         363,000         363       17,787            -                -
Net loss July 1, 1991 to
   December 31, 1996                           -          -               -           -            -            -     $   (443,998)
                                          ------      -----      ----------   ---------   ----------     --------     ------------
Balance at December 31, 1996                   -          -       5,979,528       5,980      675,252            -         (443,998)

Issuance of Common Stock for cash
   upon Exercise of options at $0.05
   per share                                   -          -       1,410,000       1,410       69,090            -                -
Issuance of Common Stock for cash and
   note receivable at $0.05 per share          -          -         147,791         148        7,242       (7,242)               -
Net loss                                       -          -               -           -            -            -         (299,177)
                                         -------     ------     -----------   ---------  -----------    ---------     ------------
Balance at December 31, 1997                   -          -       7,537,319       7,538      751,584       (7,242)        (743,175)

Issuance of Preferred and Common
   Stock for equipment and acquired
   in-process technology at $0.63
   and $630 per share, respectively,
   net of issuance costs of $83,366        5,830     $   58       1,841,219       1,841    5,714,176            -                -
Issuance of warrants for
   Common Stock valued at
   $0.59 per share                             -          -               -           -      305,910            -                -
Interest and other related to note
   receivable from stockholder                 -          -               -           -       11,250      (13,280)               -
Net loss
                                               -          -               -           -            -            -       (7,962,388)
                                         -------     ------     -----------   ---------  -----------    ---------     ------------
Balance at December 31, 1998               5,830         58       9,378,538       9,379    6,782,920      (20,522)      (8,705,563)
                                         -------     ------     -----------   ---------  -----------    ---------     ------------

Issuance of Preferred Stock from
   conversion of advance from
   related party at $1,000 per share       2,998         30               -           -    2,997,970            -                -
Issuance of Common Stock upon
   conversion of Notes payable plus
   accrued interest at $1.00 and
   $0.30 per share                             -          -       2,460,811       2,461    1,509,958            -                -
Payment of note receivable                     -          -               -           -            -       20,522                -
Issuance of Common Stock for cash upon
   exercise of options at $0.05 per share      -          -          36,319          36        1,475            -                -
Issuance of warrants valued at $0.18
   and $0.20 per share                         -          -               -           -      311,667            -                -
Issuance of Common Stock for cash upon
   exercise of warrants at $.001               -          -         218,433         218            -            -                -
   per share
Issuance of Common Stock for
   services at $0.29 per share                 -          -          10,000          10        2,890            -                -
                                                      Continued on next page

Net loss                                       -          -               -           -            -            -       (3,818,827)
                                         -------     ------     -----------   ---------  -----------    ---------     ------------
Balance at December 31, 1999               8,828     $   88      12,104,101   $  12,104  $11,606,880    $       -     $(12,524,390)
                                         =======     ======     ===========   =========  ===========    =========     ============

                                                  Advances             Divisional
                                                    From              Accumulated
                                                  Medstone              Deficit                Total
Advances and contributions from
Medstone July 1, 1991 to December 31,
1996                                              $   4,388,875                 -             $  4,388,875
Distribution of stock dividend and
     net assets February 9, 1996                     (4,388,875)      $ 3,725,793                        -
Distribution of Common Stock for
      Services at $0.05 per share                             -                 -                   18,150
Net loss July 1, 1991 to
     December 31, 1996                                        -        (3,725,793)              (4,169,791)
                                                  -------------      ------------             ------------
Balance at December 31, 1996                                  -                 -                  237,234


Issuance of Common Stock for cash upon
     Exercise of options at $0.05
     per share                                                -                 -                   70,500
Issuance of Common Stock for cash and
     note receivable at $0.05 per share                       -                 -                      148
Net loss                                                      -                 -                 (299,177)
                                                  -------------      ------------             ------------

Balance at December 31, 1997                                  -                 -                    8,705

Issuance of Preferred and Common
      Stock for equipment and acquired
      in-process technology at $0.63
      and $630, respectively, net of issuance
      costs of $83,366                                        -                 -                5,716,075
Issuance of warrants for
      Common Stock valued at
      $0.59 per share                                         -                 -                  305,910
Interest and other related to note
      receivable from stockholder                             -                 -                   (2,030)
Net loss                                                      -                 -               (7,962,388)
                                                  -------------      ------------             ------------
Balance at December 31, 1998                                  -                 -               (1,933,728)

Issuance of Preferred Stock from
   conversion of advance from
   related party at $1,000 per share                         -                  -                2,998,000

Issuance of Common Stock upon
  conversion of Notes payable plus
  accrued interest at $1.00 and
  $0.30 per share                                            -                  -                1,512,419
Payment of note receivable                                   -                  -                   20,522
Issuance of Common Stock for cash upon
    exercise of options at $0.05 per share                   -                  -                    1,511
Issuance of warrants valued at $0.18
    and $0.20 per share                                      -                  -                  311,667
Issuance of Common Stock for cash upon
    exercise of warrants at $.001 per share                  -                  -                      218
Issuance of Common Stock for
    services at $0.29 per share                              -                  -                    2,900
Net loss                                                     -                  -               (3,818,827)
                                                  ============       ============             ============
Balance at December 31, 1999                      $         -        $          -             $   (905,318)
                                                  ============       ============             ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            (Formerly UroGen Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             July 1, 1991
                                                                                                            (inception) to
                                                                   For the Year Ended December 31,           December 31,
                                                                1999           1998            1997              1999
Cash flows from operating activities:
Net loss                                                    $ (3,818,827)   $ (7,962,388)  $  (299,177)     $(16,250,183)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Write-off of in-process technology acquired with stock              -       5,455,505             -         5,455,505
   Expenses paid via advances from related party                       -         695,557             -           695,557
   Depreciation and amortization                                 130,525          25,715           828           650,852
   Distribution of common stock for services                       2,900               -             -            21,050
   Accrued interest paid through issuance of Common Stock         40,245               -             -            40,245
   Non-cash outside service cost                                       -               -             -           106,000
   Gain (loss) on disposal of property and equipment                   -               -             -           (81,807)
   Amortization of debt discount                                 308,656         265,640             -           574,296
   Change in operating assets and liabilities:
      Accounts receivable                                       (114,208)              -             -                 -
      Other current assets                                        10,712         (20,173)            -          (123,669)
      Other assets                                              (182,077)        (28,987)       (1,065)         (212,129)
      Accounts payable                                             7,024         323,637        53,364           399,485
      Amounts due to stockholder                                (315,000)        315,000             -                 -
      Other current liabilities                                  (60,529)        258,996             -           198,467
      Deferred compensation                                      177,975          28,987             -           206,962
                                                            ------------    ------------   -----------      ------------

Net cash used in operating activities                         (3,812,604)       (642,511)     (246,050)       (8,319,369)
                                                            ------------    ------------   -----------      ------------
Cash flows from investing activities:

   Purchase of property and equipment                           (169,919)        (63,493)         (500)         (748,918)
                                                            ------------    ------------   -----------      ------------
Net cash used in investing activities                           (169,919)        (63,493)         (500)         (748,918)
                                                            ------------    ------------   -----------      ------------

Cash flows from financing activities:

   Advances from related party                                 4,178,446               -             -         4,178,446
   Repayment of note receivable from stockholder                  20,000               -             -            20,000
   Proceeds from notes payable                                   400,000       1,030,000             -         1,430,000
   Repayment of capital lease                                    (10,641)              -             -           (10,641)
   Stock issuance costs                                                -         (83,366)            -           (83,366)
   Proceeds from issuance of common stock upon exercise
     of options and warrants                                       1,729               -        70,500            72,229
   Proceeds from sale of Common Stock                                  -               -           148               148
   Net advances from Medstone                                          -               -             -         3,883,465
   Capital contribution by Medstone                                    -               -             -           500,000
                                                            ------------    ------------   -----------      ------------
Net cash provided by financing activities                      4,589,534         946,634        70,648         9,990,281
                                                            ------------    ------------   -----------      ------------
Net increase (decrease) in cash and equivalents                  607,011         240,630      (175,902)          921,994

Cash and equivalents, beginning of period                        314,983          74,353       250,255                 -
                                                            ------------    ------------   -----------      ------------
Cash and equivalents, end of period                         $    921,994    $    314,983   $    74,353      $    921,994
                                                            ============    ============   ===========      ============

See Note 12 for supplemental cash flow information.

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            (Formerly UroGen Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GenStar Therapeutics Corporation (the "Company") is a biotechnology company dedicated to the development of innovative gene therapy products for the treatment of hemophilia, cancer and other genetic disorders.

The Company was incorporated as UroGen Corp. in Delaware on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders.

In March 2000, the Company's name was legally changed to GenStar Therapeutics Corporation.

Basis of Presentation

The consolidated financial statements include the accounts of GenStar Therapeutic Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 1999, 1998 and 1997 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Research and Development

Research and development costs are expensed as incurred.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income (loss) was not different than net income (loss) in 1997, 1998 or 1999.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective January 1, 2001. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of this statement is not expected to have a significant effect on the financial position or results of operations of the Company.

2.   ACQUISITION OF TECHNOLOGY AND RELATED AGREEMENTS

In July 1998, the Company executed various agreements with Baxter Healthcare Corporation pursuant to which the Company acquired certain rights and assets from Baxter. Under the terms of the agreements, the Company obtained the rights to Baxter's adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based upon a discounted cash flow analysis with a discount rate of 50%, estimated research and development costs for six years and product revenues commencing in year seven, after the assumed completion of clinical trials and product approval by the FDA. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses of the technology been identified. The value of the stock issued for property and equipment was $343,937 based upon the fair value of those assets.

Baxter will provide funding to the Company for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide such funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 1999 was $1,876,003. Amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At the Company's option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the Company's conversion right and because the Company intends to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless the Company is in default, in which case the amount due bears interest at prime plus 4%.

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

3.   PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                                                               December 31,
                                                                                       1999                    1998
Equipment                                                                         $     465,803            $     372,276
Equipment under capital lease                                                           145,900                        -
Furniture and fixtures                                                                   26,674                   16,063
Leasehold improvements                                                                   88,112                   22,330
                                                                                  -------------            -------------
                                                                                        726,489                  410,669
Accumulated depreciation                                                                157,368                   26,843
                                                                                  -------------            -------------
                                                                                  $     569,121            $     383,826
                                                                                  =============            =============

4.   CAPITAL LEASE OBLIGATION

During 1999, the Company entered into capital lease agreement under which up to $250,000 in equipment may be leased. As of December 31, 1999, the Company had equipment acquired under capital leases of $145,900 with related accumulated depreciation of $10,730. In addition, the Company issued a warrant for 250,000 shares of Common Stock to the lessor (Note 6).

Future minimum lease payments under this capital lease obligation at December 31, 1999 are as follows:

          2000                                                                $  59,532
          2001                                                                   59,532
          2002                                                                   52,256
                                                                              ---------
          Total minimum obligations                                             171,320
          Interest                                                               36,060
                                                                              ---------
          Present value of minimum lease obligations                            135,260
          Discount related to warrant valuation                                 (41,250)
          Current portion                                                       (42,696)
                                                                              ---------
          Long-term lease obligations at December 31, 1999                    $  51,314
                                                                              =========

5.   NOTES PAYABLE

In July 1998 and April 1999, the Company received $1,030,000 and $400,000, respectively, representing proceeds from the sale of unsecured convertible notes payable, which bore interest at 8% per annum and were due on June 30, 1999 and April 30, 2000, respectively, unless previously converted. These notes were converted into an aggregate of 2,460,811 shares of common stock on June 22, 1999 upon filing of a registration statement to register the resale of underlying shares.

In addition, each note holder in the July 1998 financing received a warrant to purchase a number of shares of common stock of the Company equal to one share for each $2.00 of principal under the purchased note. Each note holder in the April 1999 financing received a warrant to purchase the same number of shares of common stock as his or her notes converted into. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 and

$0.30 per share, respectively. The fair value of the warrants was amortized to interest expense through the expected date of conversion of the notes. Amortization during the years ended December 31, 1999 and 1998 was $304,906 and $265,640, respectively.

6.   STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of December 31, 1999, 40,000, 10,000 and 17,000 shares were designated Series A, Series B, and Series C, respectively.


As of December 31, 1999, there were 5,830 shares of Series A Preferred Stock outstanding. Holders of the Series A Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of ten dollars ($10.00) per share and have no voting rights. The Series A Preferred Stock is convertible to Common Stock on a 1,000 to 1 basis; provided, however, that no shares are convertible prior to July 8, 2001.

As of December 31, 1999, there were 2,998 shares of Series B Preferred Stock issued and outstanding. The Company anticipates that Series B Preferred Stock will be issued only to Baxter in payment for amounts funded by Baxter under the Credit Agreement. Holders of the Series B Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock and have no voting rights, except for a vote as to whether the Company may issue additional Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock or into Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the treatment of the first patient under an Initial New Drug Application for a Collaboration Product (as defined) commences in a Phase I Clinical Trial (the "IND Milestone Date"), (ii) the date five years after the last advance of funds by Baxter under the Credit Agreement between Baxter and the Company through and including the IND Milestone Date and (iii) automatic conversion pursuant to the terms of the Credit Agreement. The Series B Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company's Common Stock (as defined), multiplied by (b) the number of shares of Series B Preferred converted. The Series B Preferred Stock is convertible into Series A Preferred on a one for one basis. The "Liquidation Value" is initially $1,000 per share of Series B Preferred.

As of December 31, 1999, there were no shares of Series C Preferred Stock issued and outstanding. The Company anticipates that Series C Preferred Stock will be sold only to Baxter upon GenStar meeting certain specified milestones (the "Series C Milestones"). Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and to holders of Common Stock and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred may be converted into Common Stock or to Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the Mini-Ad Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company's Common Stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. The Series C Preferred Stock is convertible into Series A Preferred on a one for one basis.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, $0.001 par value. As of December 31, 1999, there were 12,104,101 shares issued and outstanding.

In March 1997, the Company entered into a License Agreement with The Immune Response Corporation (the IRC License), a public biotechnology company. The Company obtained an exclusive license to use certain patented technologies to develop and commercialize products based upon the licensed patent rights. The IRC License requires the Company to pay future cash royalties to the licensor based upon net sales. In connection with this agreement, the Company entered into a Stock and Warrant Purchase Agreement with IRC whereby the Company issued 147,791 shares of Common Stock at $.05 per share, the fair value of the shares on the date of issuance as determined by the Board of Directors, for total proceeds of $7,390. See the description of the Immune Response Corporation warrant below.

Warrants

In September 1999, the Company issued a warrant to purchase 250,000 shares to a leasing company related to a lease line for capital equipment (Note 4). The warrant is exercisable for seven years at an exercise price of $0.30 per share. The warrant was valued at $45,000 and is being amortized to interest expense over the term of the lease.

Holders of the convertible notes payable also hold warrants to purchase 515,000 and 1,364,166 shares of Common Stock at an exercise price of $0.74 per share and $0.30 per share, respectively (Note 4).

In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants are exercisable at $.05 per share and expire on July 31, 2001.

The Company granted to IRC a warrant to purchase additional shares in the Company to maintain a fully-diluted ownership percentage of two percent (2%) or increase its ownership percentage up to three percent (3%). Such warrant rights are exercisable at prices ranging from $.03 to $.04 per share. The warrant was exercised in May 1999.

Stock Options

The 1995 Director Option Plan (the "Director Plan") was adopted by the Board and approved by the stockholders in 1995 and amended in February 2000 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 550,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides that each non-employee director is automatically granted an option to purchase 45,000 shares of GenStar Common Stock upon his or her initial election or appointment as a non-employee director. Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 15,000 shares of GenStar Common Stock on December 31 of each year so long as he or she remains a non-employee director. The exercise price of options granted to non-employee directors must be the fair market value of GenStar Common Stock on the date of grant.

Options granted to non-employee directors have a ten-year term, subject to a non-employee director's continued service as a director. The initial options granted to non-employee directors vest over three years at the rate of one-third per year and the annual options vest one year from the date of grant. As of December 31, 1999, options to purchase 50,000 shares of Common Stock had been granted under The Director Option Plan and options to purchase 35,000 shares were vested.

The 1995 Stock Plan, which was adopted by the Board of Directors (the "Board") and authorized by the Stockholders in 1995, authorizes the Board or one or more committees which the Board may appoint from among its members (the "Committee"), to grant options and rights to purchase Common Stock to officers, employees, consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan may be either "incentive stock options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options, as determined by the Board or the Committee. The 1995 Stock Plan initially reserved 1,850,000 shares for issuance under the Plan, to be increased the first day of each year by the number of shares equal to two percent of the Company's total outstanding common shares. Options granted pursuant to the 1995 Stock Plan above have exercise periods of ten years and vest over one to four years.

The 1999 Stock Plan, which was adopted by the Board in 1999 and approved by the Stockholders in February 2000, authorizes the Board or the Committee, to grant options and rights to purchase Common Stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 1999 Stock Plan may be either incentive stock options, or nonstatutory stock options, as determined by the Board or the Committee. The 1999 Stock Plan initially reserved 4,000,000 shares for issuance under the Plan to be increased the first day of each year by the number of shares equal to two percent of the Company's total outstanding common shares. Options granted pursuant to the 1999 Stock Plan have exercise periods of ten years and generally vest over four years.

The following table summarizes the activity of the Company's stock options:

                                                           Employee                Director            Weighted
                                                           Stock                   Stock               Average
                                                           Options                 Options          Exercise Price
Balance at December 31, 1996                                   1,410,000                  15,000        $0.05

Granted                                                          350,000                   5,000        $0.05
Exercised                                                     (1,410,000)                      -        $0.05
Canceled                                                               -                       -            -
Expired                                                                -                       -            -
                                                           -------------            ------------

Balance at December 31, 1997                                     350,000                  20,000        $0.05

Granted                                                                -                  15,000        $0.33
Exercised                                                              -                       -            -
Canceled                                                               -                       -            -
Expired                                                                -                       -            -
                                                           -------------            ------------

Balance at December 31, 1998                                     350,000                  35,000        $0.06

Granted                                                        3,021,183                  15,000        $0.30
Exercised                                                        (30,217)                      -        $0.05
Canceled                                                        (114,783)                      -        $0.15
Expired                                                                -                       -            -
                                                           -------------            ------------

Balance at December 31, 1999                                   3,226,183                  50,000        $0.29
                                                           =============            ============

Options outstanding as of December 31, 1999:

                                                                                                       Weighted Average
                                           Weighted Average    Weighted Average                         Exercise Price
      Exercise             Options         Contractual Life        Exercise            Options            of Options
       Price             Outstanding           in Years             Price            Exercisable         Exercisable
       -----             -----------           --------             -----            -----------         -----------
       $0.05                305,000              7.23               $0.05              280,736              $0.05
       $0.20                210,000              9.50               $0.20                5,868              $0.20
   $0.32 - $0.33          2,446,183              9.25               $0.32              772,225              $0.32
       $0.60                 15,000             10.00               $0.60                    -                  -

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: a risk-free interest rate of 6%, a dividend yield of 0%, a volatility factor of the expected market price of the Company's common stock of 70%, 65%, and 50%, respectively, and an expected life of the option of two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            For the year ended December 31,
                                                              1999                  1998                    1997
                                                              ----                  ----                    ----
Pro forma net loss                                         $   (3,846,000)        $   (7,964,000)      $   (307,000)
Pro forma net loss per share                               $        (0.36)        $        (1.00)      $      (0.04)

The pro forma results above for 1999, 1998 and 1997 are not likely to be representative of the effects of applying SFAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

The following Common Stock is reserved for future issuance at December 31, 1999:

     Stock option:
          Granted and outstanding                                                               3,276,183
          Reserved for future grants                                                            2,330,432

     Warrants                                                                                   2,329,166
     Series A Preferred Stock                                                                   5,830,000
                                                                                               ----------
                                                                                               13,765,781
                                                                                               ==========

The number of shares of Common Stock into which Series B Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value at the date of conversion.

7.   INCOME TAXES

Prior to the distribution of GenStar Common Stock by Medstone, income taxes had been allocated to the Company on a "separate return" basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company's net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company's available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred subsequent to 1995. The Company has established a valuation allowance to fully offset its deferred tax assets in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, no benefit for the Company's deferred tax assets has been recognized, as its realization is uncertain.

Deferred tax assets are comprised of the following:

                                                                                                 December 31,
                                                                                          1999                 1998
                                                                                          ----                 ----
Loss carryforwards                                                                   $    2,949,000        $   1,284,000
Research and development credit carryforwards                                               358,000               99,000
Capitalized research and development                                                      2,001,000            2,149,000
Other, net                                                                                    8,000               63,000
                                                                                     --------------        -------------

     Total deferred tax assets                                                            5,316,000            3,595,000
     Valuation allowance                                                                 (5,316,000)          (3,595,000)
                                                                                     --------------        -------------

     Net deferred tax assets                                                         $            -        $           -
                                                                                     ==============        =============

As of December 31, 1999, the Company has Federal and state net operating loss carryforwards of approximately $7,220,000 and $7,339,000, respectively, which will begin to expire in 2011 and 2001, respectively, unless previously utilized. The company has Federal and state research and development credit carryforwards of approximately $265,000 and $143,000, respectively, which will begin to expire in 2011 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company's use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

8.   REVENUES

For the year ended December 31, 1999 all revenue was from a research grant. For the year ended December 31, 1998, $143,500 of the revenues was from a research agreement, and $48,800 was from a research grant.

9.   RELATED PARTY BALANCES AND TRANSACTIONS

During 1996, the Company issued 339,000 shares of Common Stock valued at $.05 per share and transferred property and equipment with a book value of $42,224 to a research organization, which is also a stockholder, in connection with the execution of an Affiliation Agreement and for services rendered. Additionally, during 1999, 1998 and 1997, the Company paid the research organization $308,972, $115,493 and $53,741, respectively, for rent, license fees and services (Note
10).

During 1998 and 1997, the Company paid four stockholders/officers a total of $81,250 and $222,379, respectively, for consulting services.

10.   COMMITMENTS

Facilities

The Company entered into a sublease agreement with an affiliated research organization under which the Company leases approximately 4,800 square feet of office and laboratory space through May 2000. Additionally, the Company leases approximately 8,600 square feet of office and laboratory space for our manufacturing facility. This lease expires in August 2004, with two options to extend the lease for an additional three years. Additionally, the Company has entered into a letter of intent with the affiliated research organization for approximately 22,000 square feet of office and laboratory space beginning in September 2000. For the years ended December 31, 1999, 1998 and 1997, rent expense was approximately $303,000, $93,000 and $36,000, respectively.

Future minimum lease payments under these leases as of December 31, 1999 are as follows:

                              2000                                                            $   282,734
                              2001                                                                227,944
                              2002                                                                234,240
                              2003                                                                240,716
                              2004                                                                163,416
                                                                                             ------------
                                      Total                                                   $ 1,149,050
                                                                                             ============

Licenses

The Company entered into the IRC License in March 1997, which was amended in January 1999. Under the IRC License, the Company is obligated to make a milestone payment to Immune Response Corporation of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 which was paid in February 2000.

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

11.  PROFIT SHARING PLAN AND DEFERRED COMPENSATION PLAN

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 1999 and 1998 were $105,064 and $13,960.

In 1998, the Company established a deferred compensation plan. Certain employees are allowed to defer up to 25% of their salaries under this plan. Additionally, the Company allows employees 25% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits may be allocated to the deferred compensation plan. During the years ended December 31, 1999 and 1998, the Company's contributions to the deferred compensation plans were $71,488 and $11,105, respectively. Employer contributions vest over a four-year period. The liability for the deferred compensation plan is funded by the purchase of life insurance policies.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, convertible Notes Payable and accrued interest in the amount of $1,512,419 converted into 2,460,811 shares of Common Stock. Additionally, amounts due Baxter under the credit agreement of $2,998,000 were converted into 2,998 shares of Series B Preferred Stock.

During 1999, the Company acquired equipment valued at $145,900 under capital lease agreements. A warrant for 250,000 shares related to the capital lease was valued at $45,000.

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

Cash paid for income taxes was $2,465, $800 and $800 for years ended December 31, 1999, 1998 and 1997. There was no cash paid for interest during the three years ended December 31, 1999.

13.  SUBSEQUENT EVENTS

In January and February 2000, the Company raised $25.3 million from the sale of 8,362,801 shares of Common Stock and warrants for an additional 1,773,899 shares of Common Stock. The warrants are exercisable through January 20, 2005 and have an exercise price of $0.75 per share.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GENSTAR THERAPEUTICS CORPORATION
                       --------------------------------
                            A Delaware Corporation

Date:  March 30, 2000

                                           /s/ PAUL D. QUADROS
                                           -----------------------------
                                           Paul D. Quadros
                                           Chairman and
                                           Chief Financial Officer

                                           /s/ ROBERT E. SOBOL
                                           -----------------------------
                                           Robert E. Sobol
                                           President and
                                           Chief Executive Officer

                                           /s/ CARIN D. SANDVIK
                                           -----------------------------
                                           Carin D. Sandvik
                                           Controller
                                           Chief Accounting Officer
                                           (Principal accounting officer)

                                           /s/ PETER F. BERNARDONI
                                           -----------------------------
                                           Peter F. Bernardoni
                                           Director

                                           /s/ IVOR ROYSTON
                                           -----------------------------
                                           Ivor Royston
                                           Director

                                           /s/ VICTOR W. SCHMITT
                                           -----------------------------
                                           Victor W. Schmitt
                                           Director

                                           /s/ WEI-WEI ZHANG
                                           -----------------------------
                                           Wei-Wei Zhang
                                           Director