Form 10-Q
period 2000-03-31
GENSTAR THERAPEUTICS CORP
filed 2000-05-09
CIK 1003929

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-27264


                       GenStar Therapeutics Corporation
                            (formerly Urogen Corp.)
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                                   --------
                        (State or other jurisdiction of
                        incorporation or organization)


                                  33-0687976
                                  ----------
                               (I.R.S. Employer
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

The number of shares of the Common Stock of the registrant outstanding as of April 30, 2000, was 21,273,240.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                       Page No.
                                                                       --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             March 31, 2000 (Unaudited) and  December 31, 1999..........    2

         Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 2000 and
             1999 and the period from July 1, 1991 (inception)
             to March 31, 2000..........................................    3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2000 and
             1999 and the period from July 1, 1991 (inception)
             to March 31, 2000..........................................    4

         Notes to Unaudited Condensed Consolidated
             Financial Statements.......................................    5

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............    5

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.      Legal Proceedings..........................................    9
Item 2.      Changes in Securities......................................    9
Item 3.      Defaults Upon Senior Securities............................    9
Item 4.      Submission of Matters to a Vote
             of Security Holders........................................    9
Item 5.      Other Information..........................................    9
             Market For Registrant's Common Equity
Item 6.      Exhibits and Reports on Form 8-K...........................   10
             Signatures.................................................   10

                       GENSTAR THERAPEUTICS CORPORATION
                           (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                                ------------         ------------
                                                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $ 24,049,089         $    921,994
   Accounts receivable                                                                   653              114,208
   Other current assets                                                               35,509                9,461
                                                                                ------------         ------------
       Total current assets                                                       24,085,251            1,045,663

Property and equipment, net                                                          840,080              569,121
Investments underlying deferred compensation                                         175,080              134,308
Other assets                                                                          87,150               77,821
                                                                                ------------         ------------
                                                                                $ 25,187,561         $  1,826,913
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $    254,647         $    399,485
   Accrued employee benefits                                                         107,211               73,915
   Other accrued liabilities                                                         129,349               81,856
   Current portion of notes payable                                                   57,204                    -
   Current portion of capital lease obligation                                        69,260               42,696
                                                                                ------------         ------------
       Total current liabilities                                                     617,671              597,952

Notes payable, net of current portion                                                125,602                    -
Capital lease obligation, net of current portion                                     114,626               51,314
Deferred compensation                                                                247,734              206,962
Advance from related party                                                         2,649,706            1,876,003

Commitments

Stockholders' equity (deficit):
   Preferred Stock - $0.01 par value, 5,000,000 shares authorized:
         Series A Preferred Stock, 5,830 and 5,830
           issued and outstanding                                                         58                   58
         Series B Preferred Stock, 2,998 and 2,998
           issued and outstanding                                                         30                   30
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 21,273,240 and 12,104,101
       issued and outstanding                                                         21,273               12,104
   Additional paid-in capital                                                     35,080,647           11,606,880
   Deficit accumulated during development stage                                  (13,669,786)         (12,524,390)
                                                                                ------------         ------------
         Total stockholders' equity (deficit)                                     21,432,222             (905,318)
                                                                                ------------         ------------
                                                                                $ 25,187,561         $  1,826,913
                                                                                ============         ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)



                                                                               Three Months Ended                    July 1, 1991
                                                                     -------------------------------------          (inception) to
                                                                      March 31,                  March 31,             March 31,
                                                                         2000                      1999                  2000
                                                                     -----------                ----------           ------------
Revenue                                                              $    32,871                $        -           $    992,118
                                                                     -----------                ----------           ------------
Costs and expenses:
  Cost of sales                                                                -                         -                821,878
  Research and development                                               985,541                   539,276              9,131,130
  Write-off of acquired in-process technology                                  -                         -              5,455,505
  General and administrative                                             333,720                   195,449              2,497,784
                                                                     -----------                ----------           ------------
Total costs and expenses                                               1,319,261                   734,725             17,906,297
                                                                     -----------                ----------           ------------

Loss from operations                                                  (1,286,390)                 (734,725)           (16,914,179)

Other income (expense)                                                        59                       905                 (7,614)
Interest expense                                                         (20,341)                  (58,839)              (686,864)
Interest income                                                          161,275                     2,689                213,077
                                                                     -----------                ----------           ------------
Net loss                                                             $(1,145,397)               $ (789,970)          $(17,395,580)
                                                                     ===========                ==========           ============

Basic and diluted loss per share                                         $(0.07)                   $(0.08 )
                                                                     ===========                ==========
Number of shares used in the computation of basic and
   diluted loss per share                                             17,192,777                 9,382,705
                                                                     ===========                ==========

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)


                                                                                                                    July 1, 1999
                                                                       For the three months ended                  (inception) to
                                                                                March 31,                              March 31,
                                                                       2000                  1999                        2000
                                                                   -----------            -----------                ------------
Net loss                                                           $(1,145,397)           $  (789,970)               $(17,395,580)
Adjustments to reconcile net loss to net cash used
   In operating activities:
     Write-off of in-process technology acquired with
      stock                                                                  -                      -                   5,455,505
      Expenses paid via advances from related  party                         -                      -                     695,557
      Depreciation and amortization                                     58,695                 28,004                     709,547
      Distribution of common stock for services                              -                      -                      21,050
      Accrued interest paid through issuance of common
       stock                                                                 -                      -                      40,245
      Non-cash outside service cost                                     13,140                      -                     119,140
      Loss on disposal of fixed assets                                     363                      -                     (81,444)
      Amortization of debt discount                                          -                 38,752                     574,296
      Change in assets and liabilities:
            Accounts receivable                                        113,555                      -                        (653)
            Other current assets                                       (26,048)                17,470                     (35,509)
            Other assets                                               (50,110)               (52,243)                   (262,239)
            Accounts payable                                          (144,837)               (57,127)                    254,648
            Amounts due to stockholder                                       -               (315,000)                          -
            Other current liabilities                                   80,789                 (3,242)                    279,256
            Deferred compensation                                       40,772                 42,143                     247,734
                                                                   -----------            -----------                ------------
Net cash used in operating activities                               (1,059,078)            (1,091,213)                 (9,378,447)

Cash flows from investing activities:
   Purchase of property and equipment                                 (230,520)               (20,972)                   (979,438)
                                                                   -----------            -----------                ------------
Net cash used in investing activities                                 (230,520)               (20,972)                   (979,438)

Cash flows from financing activities:
   Advances from related party                                         773,703              1,440,664                   4,952,149
   Repayment of note receivable from stockholder                             -                 20,000                      20,000
   Proceeds from notes payable                                         188,780                      -                   1,618,780
   Repayment of capital lease and notes payable                        (15,585)                     -                     (26,226)
   Stock issuance costs                                             (1,882,610)                     -                  (1,965,976)
   Proceeds from issuance of common stock upon exercise
    of options and warrants                                             43,817                  1,511                     116,046
   Proceeds from sale of Common Stock                               25,308,588                      -                  25,308,736
   Net advances from Medstone                                                -                      -                   3,883,465
   Capital contribution by Medstone                                          -                      -                     500,000
                                                                   -----------            -----------                ------------
Net cash provided by financing activities                           24,416,693              1,462,175                  34,406,974
                                                                   -----------            -----------                ------------

Net increase in cash and equivalents                                23,127,095                349,990                  24,049,089

Cash and equivalents, beginning of period                              921,994                314,983                           -
                                                                   -----------            -----------                ------------
Cash and equivalents, end of period                                $24,049,089            $   664,973                $ 24,049,089
                                                                   ===========            ===========                ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------
                                March 31, 2000
                                --------------


1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of GenStar Therapeutics Corporation as of and for the periods indicated. GenStar presumes that users of the interim financial information have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 1999 filed on March 30, 2000 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the three-month periods ended March 31, 2000 and 1999. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

3. In January and February 2000, the Company issued 8,362,801 shares of Common Stock and warrants for an additional 1,773,899 shares of Common Stock for total gross proceeds of $25,309,000. The warrants are exercisable for five years and have an exercise price of $0.75 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

GenStar Therapeutics Corporation changed its name from UroGen Corp. in March 2000. GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have the technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has continued to fund the development of our Factor VIII product for hemophilia.

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

Our current activities consist of the development of the gene transfer system in our Factor VIII Mini-Ad product for hemophilia and our tumor killing IL-3 viral vector product for prostate cancer. We anticipate defining additional uses for our vector technology and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no significant revenues and to incur significant losses for at least the next five years.

RESULTS OF OPERATIONS

REVENUES

GenStar has generated revenues to date of $992,000 from contract research
agreements and grants.   Total revenues for the three months ended March 31,
1999 and 2000 were none and $33,000, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years.

RESEARCH AND DEVELOPMENT AND ACQUIRED IN-PROCESS TECHNOLOGY

Research and development expenses during the three months ended March 31, 1999 and 2000 were $539,000 and $986,000, respectively. Research and development expense increased $447,000, or 83%, in the first quarter of 2000 compared to the first quarter of 1999 due to an increase in research and development activity and the commencement of operations of our manufacturing facility in the first quarter of 2000. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense during the three months ended March 31, 1999 and 2000 were $195,000 and $334,000, respectively. General and administrative expense increased $139,000, or 71%, in the first quarter of 2000 compared to the first quarter of 1999. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

INTEREST INCOME AND EXPENSE

Interest income during the three months ended March 31, 1999 and 2000 of $3,000 and $161,000, respectively, is a result of investment of excess cash in money market accounts. Interest expense for the three months ended March 31, 1999 and 2000 was $59,000 and $20,000, respectively. Interest expense in

1999 related to convertible notes payable which were converted to Common Stock in June 1999. Interest expense in 2000 relates to equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during the three months ended March 31, 1999 and 2000 was $1,091,000 and $1,059,000, respectively. Net cash used by operating activities consists primarily of GenStar's net loss increased by non-cash expenses. Net cash used by investing activities during the three months ended March 31, 1999 and 2000 of $21,000 and $231,000, respectively, consists of the purchase of furniture and equipment. Net cash provided by financing activities during the three months ended March 31, 1999 of $1,462,000 consists primarily of $1,441,000 paid by Baxter under the credit agreement for development of the hemophelia product. Net cash provided by financing activities of $24,417,000 for the three months ended March 31, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock and $774,000 paid by Baxter under the aforementioned credit agreement.

GenStar's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. funded all of GenStar's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000, which was converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000, which was converted to common stock on June 22, 1999. During the quarter ended March 31, 2000, we completed the private placement of 8,362,801 shares of common stock and warrants for an additional 1,773,899 shares of common stock. Net proceeds from these financings was $23,426,000. GenStar has incurred net losses of $17,396,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We cannot assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I Clinical Trial for the hemophilia product, at which time a milestone payment of $2,000,000 is due from Baxter. The funding provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement. The $2,000,000 milestone payment is in the form of a purchase of Series C Preferred Stock.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change significantly in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

         1) In January 2000, the Company issued 6,362,801 shares of Common Stock and warrants for 1,773,899 shares of Common Stock to twenty-two institutional and private accredited investors for $8,308,588. The warrants are exercisable for five years and have an exercise price of $0.75 per share.

         2) In February 2000, the Company issued 2,000,000 shares of Common Stock to three institutional accredited investors for $17,000,000.

     GenStar Therapeutics Corporation relied on the exemption from registration provided by Rule 506 of Regulation D, and Section 4 (2) under the Securities Act of 1933, as amended, for each of the above issuances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Market for Registrant's Common Equity

       None of the shares of capital stock of the Company issued in the Distribution or otherwise, or acquired through the exercise of stock options could be sold prior to December 31, 1997 except for the following transfers: (i) transfers by gift, will, bequest or the applicable laws of descent and distribution; (ii) non-sale distributions by partnerships, corporations or trusts to their partners, shareholders or beneficiaries;
       (iii) transfers to the Company; and (iv) transfers pursuant to qualified domestic relations order as defined by the Code or the rules thereunder. In the case of any such permitted transfers, the shares in the hands of the transferees will continue to be subject to the same transfer restriction. No market for the Company's shares of capital stock existed prior to January 1, 1998. The Company trades under the symbol GNT on the American Stock Exchange.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27     Financial Data Schedule



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                GENSTAR THERAPEUTICS CORPORATION
                                --------------------------------
                                A Delaware Corporation



Date:  May 8, 2000              /s/  Carin D. Sandvik
                                -----------------------
                                Carin D. Sandvik
                                Controller, Chief Accounting Officer & Secretary
                                (Principal financial and accounting officer)