Form 10QSB
period 2000-06-30
GENSTAR THERAPEUTICS CORP
filed 2000-08-04
CIK 1003929

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10QSB
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                 -------------

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

The number of shares of the Common Stock of the registrant outstanding as of July 28, 2000, was 22,260,166.

                       GenStar Therapeutics Corporation
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)

                              INDEX TO FORM 10QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                   Page No.
                                                                   --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 2000 (Unaudited) and  December 31, 1999...........   2

         Condensed Consolidated Statements of Operations (Unaudited)
           Three and Six Months Ended June 30, 2000 and
           1999 and the period from July 1, 1991 (inception)
           to June 30, 2000...........................................   3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2000 and
           1999 and the period from July 1, 1991 (inception)
           to June 30, 2000...........................................   4

         Notes to Unaudited Condensed Consolidated
           Financial Statements.......................................   5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............   6


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings..........................................   9
Item 2.    Changes in Securities......................................   9
Item 3.    Defaults Upon Senior Securities............................   9
Item 4.    Submission of Matters to a Vote
           of Security Holders........................................   9
Item 5.    Other Information..........................................   9
           Market For Registrant's Common Equity
Item 6.    Exhibits and Reports on Form 8-K...........................  10
           Signatures.................................................  10

                       GENSTAR THERAPEUTICS CORPORATION
                           (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,             December 31,
                                                                         2000                   1999
                                                                    --------------       ----------------
                                                                     (unaudited)               (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                         $  24,215,542           $    921,994
   Accounts receivable                                                       1,507                114,208
   Other current assets                                                     94,155                  9,461
                                                                    --------------       ----------------
       Total current assets                                             24,311,204              1,045,663

Property and equipment, net                                              1,272,754                569,121
Investments underlying deferred compensation                               157,603                134,308
Other assets                                                               134,160                 77,821
                                                                    --------------       ----------------

                                                                     $  25,875,721           $  1,826,913
                                                                    ==============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $     344,402           $    399,485
   Accrued employee benefits                                               172,691                 73,915
   Other accrued liabilities                                               162,692                 81,856
   Current portion of notes payable                                        229,897                      -
   Current portion of capital lease obligation                              74,331                 42,696
                                                                    --------------       ----------------
       Total current liabilities                                           984,013                597,952

Notes payable, net of current portion                                      493,372                      -
Capital lease obligation, net of current portion                            92,586                 51,314
Deferred compensation                                                      278,404                206,962
Advance from related party                                               4,106,454              1,876,003

Commitments

Stockholders' equity (deficit):
   Preferred Stock - $0.01 par value, 5,000,000 shares authorized:
         Series A Preferred Stock, 5,830 and 5,830 shares
           issued and outstanding                                               58                     58
         Series B Preferred Stock, 2,998 and 2,998 shares
           issued and outstanding                                               30                     30
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 22,288,130 and 12,104,101
       issued and outstanding                                               22,288                 12,104
   Additional paid-in capital                                           36,981,791             11,606,880
   Deficit accumulated during development stage                        (17,083,275)           (12,524,390)
                                                                    --------------       ----------------
         Total stockholders' equity (deficit)                           19,920,892               (905,318)
                                                                    --------------       ----------------

                                                                     $  25,875,721           $  1,826,913
                                                                    ==============       ================

NOTE: The balance sheet at December 31, 1999 is derived from the audited balance sheet at that date, but does not include all of the footnote disclosures required by generally accepted accounting principles.

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                        (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended          Six Months Ended                  July 1, 1991
                                                ------------------          ----------------
                                                                                                              (inception) to
                                            June 30,       June 30,        June 30,          June 30,          June 30,
                                             2000           1999             2000               1999             2000
                                            -----           ----             ----               ----             ----
Revenue                                  $     40,262    $    50,812    $      73,133       $     50,812   $    1,032,380
                                         ------------    -----------    -------------       ------------   --------------

Costs and expenses:

  Cost of Sales                                     -              -                -                  -          821,878
  Research and development                  1,438,565        607,708        2,424,106          1,146,984       10,569,695
  Write-off of acquired in-process
   technology                               1,633,205              -        1,633,205                  -        7,088,710
  General and administrative                  669,650        210,577        1,003,371            406,026        3,167,435
                                         ------------    -----------   --------------   ----------------   --------------
Total costs and expenses                    3,741,420        818,285        5,060,682          1,553,010       21,647,718
                                         ------------    -----------   --------------   ----------------   --------------

Loss from operations                       (3,701,158)      (767,473)      (4,987,549)        (1,502,198)     (20,615,338)

Other income (expense)                        (17,253)             -          (17,194)               905          (24,867)
Interest expense                              (31,620)      (290,051)         (51,961)          (348,890)        (718,484)
Interest income                               336,544          5,149          497,819              7,838          549,621
                                         ------------    -----------   --------------   ----------------   --------------

Net loss                                 $ (3,413,487)   $(1,052,375)  $   (4,558,885)  $     (1,842,345)  $  (20,809,068)
                                         ============    ===========   ==============   ================   ==============


Basic and diluted loss per share         $      (0.16)   $     (0.11)  $        (0.23)  $          (0.20)
                                         ============    ===========   ==============   ================
Number of shares used in the
 computation of basic and
 diluted loss per share                    21,609,347      9,480,755       19,447,187          9,420,079
                                         ============    ===========   ==============   ================

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                             July 1, 1999
                                                               For the six months ended                     (inception) to
                                                                        June 30,                               June 30,
                                                                2000               1999                          2000
                                                                ----               ----                          ----
Net loss                                                    $(4,558,885)       $(1,842,345)                 $(20,809,068)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Write-off of in-process technology acquired with stock     1,519,500                  -                     6,975,005
   Expenses paid via advances from related  party                     -                  -                       695,557
   Depreciation and amortization                                138,432             57,333                       789,284
   Distribution of common stock for services                          -              2,900                        21,050
   Accrued interest paid through issuance of common stock             -             42,563                        40,245
   Non-cash expense related to stock awards and stock
     options issued                                             145,340                  -                       251,340
   Loss (gain) on disposal of fixed assets                          363                  -                       (81,444)
   Amortization of debt discount                                      -            305,428                       574,296
   Change in assets and liabilities:
     Accounts receivable                                        112,701                  -                        (1,507)
     Other current assets                                       (84,694)             7,630                       (94,155)
     Other assets                                               (79,634)           (85,799)                     (291,763)
     Accounts payable                                           (55,083)          (125,949)                      344,402
     Amounts due to stockholder                                       -           (315,000)                            -
     Other current liabilities                                  118,833            (32,320)                      317,300
     Deferred compensation                                       71,442             75,699                       278,404
                                                            -----------        -----------                  ------------
Net cash used in operating activities                        (2,671,685)        (1,909,860)                  (10,991,054)

Cash flows from investing activities:
 Purchase of property and equipment                            (739,190)           (38,130)                   (1,488,108)
                                                            -----------        -----------                  ------------
Net cash used in investing activities                          (739,190)           (38,130)                   (1,488,108)

Cash flows from financing activities:
 Advances from related party                                  2,230,451          1,440,664                     6,408,897
 Repayment of note receivable from stockholder                        -             20,000                        20,000
 Proceeds from notes payable                                    750,000            400,000                     2,180,000
 Repayment of capital lease and notes payable                   (57,059)                 -                       (67,700)
 Proceeds from issuance of common stock upon exercise
    of options and warrants                                     355,053              1,511                       427,282
 Proceeds from sale of common stock, net of issuance costs   23,425,978                  -                    23,342,760
 Net advances from Medstone                                           -                  -                     3,883,465
 Capital contribution by Medstone                                     -                  -                       500,000
                                                            -----------        -----------                  ------------
Net cash provided by financing activities                    26,704,423          1,862,175                    36,694,704
                                                            -----------        -----------                  ------------

Net increase (decrease) in cash and equivalents              23,293,548            (85,815)                   24,215,542

Cash and equivalents, beginning of period                       921,994            314,983                             -
                                                            -----------        -----------                  ------------

Cash and equivalents, end of period                         $24,215,542        $   229,168                  $ 24,215,542
                                                            ===========        ===========                  ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


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

2. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the six-month periods ended June 30, 2000 and 1999. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

3. In January and February 2000, the Company issued 8,362,801 shares of Common Stock and warrants to purchase an additional 1,773,899 shares of Common Stock for total gross proceeds of $25,309,000. The warrants are exercisable for five years and have an exercise price of $0.75 per share.

4. On May 15, 2000 the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar common stock, and an obligation to issue an additional 12,000 shares of common stock. Allegro has a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,633,000 based on the fair market value of our common stock on the date of the agreement and was charged to acquired in-process technology due to the early stage of development of the technology.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)


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

In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common Stock, and an obligation to issue an additional 12,000 shares of common stock. Allegro has a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology, the value of the technology was charged to acquired in-process technology.

The technology for the treatment of AIDS is based upon vaccination with a genetically modified HIV virus. The modified virus is incapable of replication and suitable for administration to humans. The modified virus is still capable of infecting cells and expressing HIV genes resulting in the generation of immune responses that eradicate HIV infected cells. The lentiviral gene therapy delivery technology was designed for therapeutic applications.

Our current activities consist of the development of the gene transfer system in our Factor VIII Mini-Ad product for hemophilia, our tumor killing IL-3 viral vector product for prostate cancer, and AIDS and lentiviral gene therapy development work. We anticipate defining additional uses for our vector technology and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years.

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $1,032,000 from contract research agreements and grants. Total revenues for the six months ended June 30, 1999 and 2000 were $51,000 and $73,000, respectively, and for the three months ended June 30, 1999 and 2000 were $51,000 and $40,000, respectively. All revenue during 1999 and 2000 was from grants. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years.

Research and development and acquired in-process technology

Research and development and acquired in-process technology expenses increased $2,910,000 to $4,057,000 during the six months ended June 30, 2000 compared to $1,147,000 for the six months ended June 30, 1999. During the three months ended June 30, 2000 research and development and acquired in-process technology increased $2,464,000 to $3,072,000 compared to $608,000 for the three months ended June 30, 1999. Research and development and acquired in-process technology expenses increased in both the first six months and the second quarter of 2000 compared to the same periods of 1999 due principally to the acquisition of Allegro, which resulted in a charge to write-off acquired in-process technology of $1,633,000 during the second quarter of 2000. Additionally, research and development costs have increased due to an increase in research and development activity and the commencement of operations of our manufacturing facility in the first quarter of 2000. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing capabilities.

General and administrative expense

General and administrative expense increased $597,000 during the six months ended June 30, 2000 to $1,003,000 compared to $406,000 for the six months ended June 30, 1999. During the three months ended June 30, 2000 general and administrative expense increased $459,000 to $670,000 compared to $211,000 for the three months ended June 30, 1999. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

Interest income and expense

Interest income increased $490,000 during the six months ended June 30, 2000 to $498,000 compared to $8,000 for the six months ended June 30, 1999. During the three months ended June 30, 2000 interest income increased $332,000 to $337,000 compared to $5,000 for the three months ended June 30, 1999. Interest income is a result of the investment of excess cash in money market accounts and U.S. Government Bonds. Interest expense decreased $297,000 for the six months ended June 30, 2000 to $52,000 compared to $349,000 for the six months ended June 30, 1999. During the three months ended June 30, 2000 interest expense decreased $258,000 to $32,000 compared to $290,000 for the three months ended June 30, 1999. Interest expense in 1999 related to convertible notes payable which were converted to Common Stock in June 1999. Interest expense in 2000 relates to equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during the six months ended June 30, 1999 and 2000 was $1,910,000 and $2,672,000, respectively. Net cash used by operating activities consists primarily of GenStar's net loss increased by non-cash expenses. Net cash used by investing activities during the six months ended June 30, 1999 and 2000 of $38,000 and $739,000, respectively, and consists of the purchase of furniture and equipment. Net cash provided by financing activities during the six months ended June 30, 1999 of $1,862,000 consists primarily of $1,441,000 paid by Baxter under the credit agreement for development of the hemophilia product and $400,000 of proceeds from convertible notes payable. Net cash provided by financing activities of $26,704,000 for the six months ended June 30, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock of $23,781,000, proceeds from convertible notes payable of $750,000 and $2,230,000 paid by Baxter under the aforementioned credit agreement.

GenStar's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. funded all of GenStar's operations from July 1, 1991 (inception) through and ending with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000, which was converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000, which was converted to common stock on June 22, 1999. During the quarter ended March 31, 2000, we completed the private placement of 8,362,801 shares of common stock and warrants to purchase an additional 1,773,899 shares of common stock. Net proceeds from these financings was $23,426,000. GenStar has incurred net losses of $20,809,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We cannot assure you that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, the Company's cash and cash equivalents were invested in liquid checking and money market accounts, and will not change significantly in value if interest rates change. Accordingly, an immediate 10% change in interest rates would not have a material impact on our financial condition or results of operations.

The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.


                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.  LEGAL PROCEEDINGS

     None.

Item 2.  CHANGES IN SECURITIES

          1) In May 2000, the Company registered 5,316,832 shares of Common Stock, $.001 par value per share of GenStar Therapeutics, Inc., to be issued pursuant to the Company's 1999 Stock Plan, 1995 Stock Plan and 1995 Director's Option Plan.

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



                                 GENSTAR THERAPEUTICS CORPORATION
                                 --------------------------------
                                 A Delaware Corporation



Date:  August 4, 2000            /s/  Carin D. Sandvik
                                      -----------------------
                                      Carin D. Sandvik
                                      Controller, Chief Accounting Officer &
                                        Secretary
                                      (Principal financial and accounting
                                         officer)