Form 10QSB
period 2000-09-30
GENSTAR THERAPEUTICS CORP
filed 2000-11-03
CIK 1003929

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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


                    10865 Altman Row, San Diego, CA, 92121
                   (Address of principal executive offices)      (Zip code)

      Registrant's Telephone Number, including area code: (858) 450-5949

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____
                                       -----

The number of shares of the Common Stock of the registrant outstanding as of October 31, 2000, was 22,639,612.

                       GenStar Therapeutics Corporation
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)

                             INDEX TO FORM 10-QSB

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2000 (Unaudited) and  December 31, 1999......      2

         Condensed Consolidated Statements of Operations (Unaudited)
           Three and Nine months Ended September 30, 2000 and
           1999 and the period from July 1, 1991 (inception)
           to September 30, 2000......................................      3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           Nine months Ended September 30, 2000 and
           1999 and the period from July 1, 1991 (inception)
           to September 30, 2000......................................      4

         Notes to Unaudited Condensed Consolidated
           Financial Statements.......................................      5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............      6

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings............................................     10
Item 2.  Changes in Securities........................................     10
Item 3.  Defaults Upon Senior Securities..............................     10
Item 4.  Submission of Matters to a Vote of Security Holders..........     10
Item 5.  Other Information............................................     10
         Market For Registrant's Common Equity
Item 6.  Exhibits and Reports on Form 8-K.............................     10
         Signatures...................................................     11

                       GENSTAR THERAPEUTICS CORPORATION
                           (Formerly UroGen Corp.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,         December 31,
                                                                                               2000                 1999
                                                                                               ----                 ----
                                                                                            (Unaudited)             (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                                               $  9,019,425         $    921,994
   Short-term investments                                                                    15,140,534                    -
   Accounts receivable                                                                           13,421              114,208
   Other current assets                                                                          70,392                9,461
                                                                                           ------------         ------------
       Total current assets                                                                  24,243,772            1,045,663

Property and equipment, net                                                                   1,798,824              569,121
Investments underlying deferred compensation                                                    157,603              134,308
Other assets                                                                                     77,990               77,821
                                                                                           ------------         ------------
                                                                                           $ 26,278,189         $  1,826,913
                                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                        $    616,800         $    399,485
   Accrued employee benefits                                                                    171,167               73,915
   Other accrued liabilities                                                                    103,813               81,856
   Current portion of notes payable                                                             265,569                    -
   Current portion of capital lease obligation                                                   77,058               42,696
                                                                                           ------------         ------------
       Total current liabilities                                                              1,234,407              597,952

Notes payable, net of current portion                                                           591,641                    -
Capital lease obligation, net of current portion                                                 76,038               51,314
Deferred compensation                                                                           364,559              206,962
Advance from related party                                                                    6,018,672            1,876,003

Commitments

Stockholders' equity (deficit):
   Preferred Stock - $0.01 par value, 5,000,000 shares authorized:
         Series A Preferred Stock, 5,830 and 5,830 shares
           issued and outstanding                                                                    58                   58
         Series B Preferred Stock, 2,998 and 2,998 shares
           issued and outstanding                                                                    30                   30
   Common Stock - $0.001 par value, 40,000,000
       shares authorized; 22,597,880 and 12,104,101 shares
       issued and outstanding                                                                    22,598               12,104
   Unrealized loss on investments                                                                (9,418)                   -
   Additional paid-in capital                                                                37,160,754           11,606,880
   Deficit accumulated during development stage                                             (19,181,150)         (12,524,390)
                                                                                           ------------         ------------
         Total stockholders' equity (deficit)                                                17,992,872             (905,318)
                                                                                           ------------         ------------
                                                                                           $ 26,278,189         $  1,826,913
                                                                                           ============         ============

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

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended              Nine months Ended          July 1, 1991
                                                        ------------------              -----------------
                                                                                                                   (inception) to
                                                   September 30,   September 30,   September 30,   September 30,    September 30,
                                                        2000            1999            2000            1999             2000
                                                        ----            ----            ----            ----             ----
Revenue                                            $    40,263     $    16,389     $   113,396     $    67,201     $  1,072,643
                                                   -----------     -----------     -----------     -----------     ------------

Costs and expenses:

  Cost of sales                                              -               -               -               -          821,878
  Research and development                           1,808,407         714,908       4,232,738       1,861,892       12,378,327
  Write-off of acquired in-process technology           21,718               -       1,654,924               -        7,110,429
  General and administrative                           653,269         185,751       1,656,647         591,777        3,820,711
                                                   -----------     -----------     -----------     -----------     ------------
Total costs and expenses                             2,483,394         900,659       7,544,309       2,453,669       24,131,345
                                                   -----------     -----------     -----------     -----------     ------------

Loss from operations                                (2,443,131)       (884,270)     (7,430,913)     (2,386,468)     (23,058,702)

Other income (expense)                                      53               -         (17,140)            905          (24,813)
Interest expense                                       (19,115)              -         (71,076)       (348,890)        (737,599)
Interest income                                        364,550           7,454         862,369          15,292          914,171
                                                   -----------     -----------     -----------     -----------     ------------

Net loss                                           $(2,097,643)    $  (876,816)    $(6,656,760)    $(2,719,161)    $(22,906,943)
                                                   ===========     ===========     ===========     ===========     ============

Basic and diluted loss per share                   $     (0.09)    $     (0.07)    $     (0.33)    $    ( 0.27)
                                                   ===========     ===========     ===========     ===========
Number of shares used in the computation of
 basic and diluted loss per share                   22,475,760      12,097,999      20,456,711      10,237,493
                                                   ===========     ===========     ===========     ===========

                                 See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                             July 1, 1999
                                                                       For the nine months ended            (inception) to
                                                                               September 30,                  September 30,
                                                                           2000              1999                 2000
                                                                           ----              ----                 ----
Net loss                                                              $ (6,656,760)       $(2,719,161)        $(22,906,943)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Write-off of in-process technology acquired with stock              1,519,500                  -            6,975,005
      Expenses paid via advances from related  party                             -                  -              695,557
      Depreciation and amortization                                        240,663             89,491              891,515
      Accrued interest paid through issuance of common stock                     -             42,563               40,245
      Non-cash expense related to stock awards and stock
            options issued                                                 307,804              2,900              434,854
      Loss (gain) on disposal of fixed assets                                  363                  -              (81,444)
      Amortization of debt discount                                              -            305,428              574,296
      Change in assets and liabilities:
            Accounts receivable                                            100,787                  -              (13,421)
            Other current assets                                           (60,931)            (2,648)             (70,392)
            Other assets                                                   (23,464)          (188,500)            (235,593)
            Accounts payable                                               217,315           (163,508)             616,800
            Amounts due to stockholder                                           -           (315,000)                   -
            Other current liabilities                                       58,428            (88,557)             256,895
            Deferred compensation                                          157,597            121,657              364,559
                                                                      ------------        -----------         ------------
Net cash used in operating activities                                   (4,138,698)        (2,915,335)         (12,458,067)

Cash flows from investing activities:
   Purchase of short-term investments                                  (15,149,952)                 -          (15,149,952)
   Purchase of property and equipment                                   (1,163,751)           (65,048)          (1,912,669)
                                                                      ------------        -----------         ------------
Net cash used in investing activities                                  (16,313,703)           (65,048)         (17,062,621)

Cash flows from financing activities:
   Advances from related party                                           4,142,669          3,401,670            8,321,115
   Repayment of note receivable from stockholder                                 -             20,000               20,000
   Proceeds from notes payable                                             750,000            400,000            2,180,000
   Repayment of capital leases and notes payable                          (140,688)                 -             (151,329)
   Proceeds from issuance of common stock upon exercise of
            options and warrants                                           371,873              1,729              444,102
   Proceeds from sale of common stock, net of issuance costs            23,425,978                  -           23,342,760
   Net advances from Medstone                                                    -                  -            3,883,465
   Capital contribution by Medstone                                              -                  -              500,000
                                                                      ------------        -----------         ------------
Net cash provided by financing activities                               28,549,832          3,823,399           38,540,113
                                                                      ------------        -----------         ------------

Net increase in cash and cash equivalents                                8,097,431            843,016            9,019,425

Cash and cash equivalents, beginning of period                             921,994            314,983                    -
                                                                      ------------        -----------         ------------

Cash and cash equivalents, end of period                              $  9,019,425        $ 1,157,999         $  9,019,425
                                                                      ============        ===========         ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of GenStar Therapeutics Corporation as of and for the periods indicated. GenStar presumes that users of the interim financial information have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 1999 filed on March 30, 2000 by the Company have been omitted. The interim financial information herein is not necessarily representative of a full year's operations.

2. Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt and equity securities with maturities in excess of 90 days when purchased. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss.

3. In accordance with SFAS No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the nine-month periods ended September 30, 2000 and 1999. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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

                       GENSTAR THERAPEUTICS CORPORATION
                            (Formerly UroGen Corp.)
                       (A Development Stage Enterprise)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                              September 30, 2000


5. SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity (deficit). For the three and nine months ended September 30, 2000 and 1999, respectively, the comprehensive loss consisted of:

                                                      Three months ended             Nine months ended
                                                          September 30,                September 30,
                                                   ----------------------------------------------------------
                                                       2000           1999           2000            1999
                                                       ----           ----           ----            ----
     Net loss                                      $(2,097,643)    $(876,816)    $(6,656,760)     $(2,719,161)
     Other comprehensive loss:
     Unrealized loss on investments                     (9,418)            -          (9,418)               -
                                                   -----------     ---------     -----------      -----------
     Comprehensive loss                            $(2,107,061)    $(876,816)    $(6,666,178)     $(2,719,161)
                                                   ===========     =========     ===========      ===========


6. On May 15, 2000 the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar common stock, and an obligation to issue an additional 12,000 shares of common stock. Allegro has a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,519,500 based on the fair market value of our common stock on the date of the agreement and was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it.


7. During the nine months ended 1999 and 2000, respectively, the Company acquired equipment valued at $118,000 and $96,000 under capital lease agreements. During the nine months ended 2000, the Company acquired leasehold improvements valued at $200,000 under a note payable.

     During the none months ended 1999, convertible notes payable and accrued interest in the amount of $1,512,000 converted into 2,460,811 shares of Common Stock. Additionally, during same period, amounts due Baxter under the credit agreement of $704,000 were converted into 704 shares of Series B Preferred Stock.

     Cash paid for income taxes during the nine months ended 1999 and 2000 was $2,500 and $1,700, respectively. Cash paid for interest during the nine months ended 1999 and 2000 was none and $46,000.

8. Effective January 1, 2001, the Company will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 133 is not anticipated to have an impact on the Company's results of operations or financial condition as the Company holds no derivative instruments and does not currently invest in derivative instruments or engage in hedging activities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

GenStar Therapeutics Corporation changed its name from UroGen Corp. in March 2000. GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has continued to fund the development of our MAXIMUM-AD product for hemophilia.

In exchange for the exclusive license to the gene delivery technology and equipment, we issued 1,841,219 shares of common stock and 5,830 shares of Series A Preferred Stock to Baxter. The assets acquired from Baxter were valued based on the fair market value of our common stock on the date of the agreement. We obtained an appraisal of the value of the equipment acquired. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common Stock, and an obligation to issue an additional 12,000 shares of common stock. Allegro has a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

The technology for the treatment of AIDS is based upon vaccination with a genetically modified HIV virus. The modified virus is incapable of replication and suitable for administration to humans. The modified virus is still capable of infecting cells and expressing HIV genes resulting in the generation of immune responses that eradicate HIV infected cells in laboratory studies. The lentiviral gene therapy delivery technology was designed for therapeutic applications.

Genstar's current activities consist of the development of the MAXIMUM-AD gene transfer system for our hemophilia A product, our DUAL-AD vector product for prostate cancer, and the LENTI-HIV vector system for the treatment of HIV/AIDS. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years.

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $1,073,000 from contract research agreements and grants. Total revenues for the nine months ended September 30, 1999 and 2000 were $67,000 and $113,000, respectively, and for the three months ended September 30, 1999 and 2000 were $16,000 and $40,000, respectively. All revenue during 1999 and 2000 was from grants. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years.

Research and development and acquired in-process technology

Research and development and acquired in-process technology expenses increased $4,026,000 to $5,888,000 during the nine months ended September 30, 2000 compared to $1,862,000 for the nine months ended September 30, 1999. During the three months ended September 30, 2000 research and development and acquired in-process technology increased $1,115,000 to $1,830,000 compared to

$715,000 for the three months ended September 30, 1999. Research and development and acquired in-process technology expenses increased in the first nine months of 2000 compared to the same period of 1999 due principally to the acquisition of Allegro, which resulted in a charge to write-off acquired in-process technology of $1,633,000 during the second quarter and an additional $22,000 during the third quarter of 2000. There were no similar charges in the same period of 1999. Research and development costs for both the first nine months and the third quarter of 2000 increased due to an increase in research and development activity and the commencement of operations of our manufacturing facility in the first quarter of 2000. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish additional manufacturing capabilities.

General and administrative expense

General and administrative expense increased $1,065,000 during the nine months ended September 30, 2000 to $1,657,000 compared to $592,000 for the nine months ended September 30, 1999. During the three months ended September 30, 2000 general and administrative expense increased $467,000 to $653,000 compared to $186,000 for the three months ended September 30, 1999. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

Interest income and expense

Interest income increased $847,000 during the nine months ended September 30, 2000 to $862,000 compared to $15,000 for the nine months ended September 30, 1999. During the three months ended September 30, 2000 interest income increased $358,000 to $365,000 compared to $7,000 for the three months ended September 30, 1999. Interest income is a result of the investment of excess cash in money market accounts, corporate and international bonds and certificates of deposit. Interest expense decreased $278,000 for the nine months ended September 30, 2000 to $71,000 compared to $349,000 for the nine months ended September 30, 1999. During the three months ended September 30, 2000 interest expense increased $19,000 to $19,000 compared to none for the three months ended September 30, 1999. Interest expense in 1999 related to convertible notes payable which were converted to common stock in June 1999. Interest expense in 2000 relates to equipment financing and the deferred compensation liability.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during the nine months ended September 30, 1999 and 2000 was $2,915,000 and $4,139,000, respectively. Net cash used by operating activities consists primarily of GenStar's net loss decreased by non-cash expenses. Net cash used by investing activities during the nine months ended September 30, 1999 and 2000 was $65,000 and $16,314,000, respectively. In 1999, net cash used by investing activities consists of the purchase of furniture and equipment; in 2000, it consists of both the purchase of furniture and equipment and short-term investments. Net cash provided by financing activities during the nine months ended September 30, 1999 of $3,823,000 consists primarily of $3,402,000 paid by Baxter under the credit agreement for development of the hemophilia product and $400,000 of proceeds from convertible notes payable. Net cash provided by financing activities of $28,550,000 for the nine months ended September 30, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock of $23,426,000, proceeds from notes payable of $750,000 and $4,143,000 paid by Baxter under the aforementioned credit agreement.

GenStar's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. provided GenStar with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000, which was converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000, which was converted to common stock on June 22, 1999. During the quarter ended March 31, 2000, we completed the private placement of 8,362,801 shares of common stock and warrants to purchase an additional 1,773,899 shares of common stock. Net proceeds from these financings was $23,426,000. GenStar has incurred net losses of $22,907,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We cannot assure that we will be successful or that we will attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter will provide funding for development of the hemophilia product until we commence a Phase I Clinical Trial for the hemophilia product, at which time a milestone payment of $2,000,000 is due from Baxter. The funding provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement. The $2,000,000 milestone payment is in the form of a purchase of Series C Preferred Stock.

We anticipate our existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, will enable us to maintain our current and planned operations until the middle of the year 2002. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

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



                                 GENSTAR THERAPEUTICS CORPORATION
                                 --------------------------------
                                 A Delaware Corporation



Date: November 2, 2000           /s/ Carin D. Sandvik
                                     -----------------------
                                    Carin D. Sandvik
                                    Controller, Chief Accounting Officer &
                                    Secretary
                                    (Principal financial and accounting officer)