Form 10KSB
period 2000-12-31
GENSTAR THERAPEUTICS CORP
filed 2001-04-02
CIK 1003929

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from to

Commission File Number: 0-27264

GENSTAR THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	33-0687976
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification no.)

10865 ALTMAN ROW, SAN DIEGO, CA, 92121
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(858) 450-5949

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-K.  ☐

        The Company’s revenues for the fiscal year ended December 31, 2000 were $162,000.

        The number of shares of the Common Stock of the registrant outstanding as of March 27, 2001, was 22,791,257. The number of shares of Common Stock held by nonaffiliates on such date was approximately 14,924,995 with an estimated value of $55,551,000 based on the closing price of the Company’s Common Stock on the American Stock Exchange on March 27, 2001.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

FORM 10-KSB

PART I

ITEM 1.    BUSINESS

        GenStar Therapeutics Corporation (“GenStar” or “the Company”) is a biotechnology company dedicated to the development of innovative gene therapy products for the treatment of hemophilia, cancer and HIV/AIDS. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes. An essential requirement of gene therapy is a suitable delivery system for introducing therapeutic genes into cells.

        In July 1998, we acquired exclusive rights to gene delivery technologies and equipment from the gene therapy unit of Baxter Healthcare Corporation (“Baxter”) in exchange for 1,841,219 shares of our Common Stock and 5,830 shares of our Series A Preferred Stock. The technology acquired from Baxter is based upon gene transfer systems derived from a type of cold virus called an adenovirus. We believe this adenoviral system provides superior gene transfer efficiency and expression compared to other gene therapy approaches. Gene expression is the biological process the body employs to make proteins from the genetic code of DNA. High levels of gene expression mean that high levels of proteins are made. The gene transfer system has been engineered to remove nearly all of the original adenovirus genes which are then replaced with therapeutic genes. These genetically engineered therapeutic viruses contain less than 3% of the original adenovirus. We believe that removal of unwanted adenoviral genes permits increased gene transfer capacity with a high level of expression of the gene being delivered. In addition, there is improved safety compared to standard gene transfer systems. Because these therapeutic viruses are engineered to maximize the delivery of therapeutic genes, they are termed “MAXIMUM-AD” vectors. These MAXIMUM-AD vectors retain the ability to infect other cells and the efficient gene transfer characteristics of the original adenoviruses. We believe that we have engineered capabilities into our MAXIMUM-AD systems that provide for sustained, high level expression of the gene being transferred. We believe our gene transfer and expression systems will advance the capabilities of gene therapy for disease management, providing what we believe to be efficient gene transfer and long term gene expression desired for effective therapeutic treatments.

        In May 2000, pursuant to a merger of Allegro Cell Systems, Inc. (Allegro) into GenStar, we acquired all of the outstanding shares of Allegro in exchange for 288,000 shares of our Common Stock, and an obligation to issue an additional 12,000 shares of Common Stock. Allegro’s sole asset was an exclusive license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy.

Research and Development

        GenStar has created a broad technology platform that is capable of treating a wide range of serious diseases, from liver-based diseases such as hemophilia to various types of cancer and infectious diseases that include HIV and AIDS. The Company is currently focusing on developing proprietary adenoviral and lentiviral vector technologies that will become products for the treatment of hemophilia, prostate cancer and HIV/AIDS.

    MAXIMUM-AD: The Core Technology

        GenStar’s novel core technology is the MAXIMUM-AD system, which is based on common-cold adenoviral vector systems that facilitate maximum therapeutic DNA delivery. MAXIMUM-AD has been bioengineered from the common cold adenovirus, with all viral genes removed to provide safety and maximum capacity for gene delivery. MAXIMUM-AD is capable of delivering genes to virtually all cell types and has been designed to carry very large pieces of DNA, with the capacity to carry nearly ten times the genetic material of earlier-generation vectors. This large vector can accommodate long strands of DNA that are capable of promoting high levels of transgene expression. The large-capacity MAXIMUM-AD system also can accommodate multiple pieces of DNA which, working together, can increase vector retention in the patient, enhancing long-term expression.

    Treatment of Genetic Diseases

        MAXIMUM-AD technology is being applied to the delivery of the Factor VIII gene, which is used to treat hemophilia. Patients with Hemophilia A currently must receive frequent injections of Factor VIII. Delivery of Factor VIII through gene therapy using the MAXIMUM-AD system promises to restore blood coagulation on a sustained basis, with long-term expression maintaining the effectiveness of treatment for a much greater duration than existing treatments. Over time, GenStar plans to extend MAXIMUM-AD technology to the treatment of other diseases.

    Hemophilia A

        There are 50,000 patients with hemophilia in the United States and Europe and approximately half of these patients have Hemophilia A, a severe form of the disease requiring repeated injections of Factor VIII. The total estimated yearly market for hemophilia treatment in these two regions alone is approximately $2 billion.

        Hemophilia A is a genetic disorder defined by an individual’s inability to produce the blood clotting Factor VIII coagulant protein. Patients suffer from bleeding into soft tissues, muscles and joints and the disease is often debilitating and sometimes fatal. The primary treatment for this disorder is repeated injections of Factor VIII protein.

        Believing that gene therapy provides a viable alternative to protein injections, GenStar, working with its partner, Baxter Healthcare, has developed a gene-delivery system called MAX-AD FVIII, which is based on the company’s large-capacity MAXIMUM-AD technology. Developed from the common cold adenovirus, GenStar’s product has been genetically modified to replace all viral genes with therapeutic genes that produce Factor VIII. GenStar’s hemophilia product carries the entire human Factor VIII gene sequence and is designed to optimize the production of Factor VIII in the liver, one of its primary biological production sites. MAX-AD FVIII uses a molecular switch with a genetic sequence that is designed for increasing Factor VIII expression and sustaining high-level expression and secretion of the protein.

        MAX-AD FVIII is expected to overcome a serious deficiency in current gene therapy approaches, which is the inability to obtain long-term therapeutic levels of gene expression. Gene therapy could provide an improved, more convenient, and more prolonged therapeutic alternative to frequent injections and dramatically improve patients’ quality of life.

        Earlier studies in mice demonstrated that MAXIMUM-AD expressed Factor VIII at 20 to 60 times the therapeutic threshold levels for nearly one year. Results of this research were published in the scientific periodical BLOOD, the prestigious journal of the American Society of Hematology. Studies in non-human primates during 2000 confirmed earlier investigations showing that a single injection of the MAX-AD FVIII vector can produce therapeutic levels of Factor VIII without adverse effects. Phase I human trials will evaluate the safety of the MAXIMUM-AD vector in hemophilia patients at different doses.

DUAL-AD Technology for Prostate Cancer

        GenStar’s DUAL-AD technology combines the MAXIMUM-AD vector platform with a second “helper” vector to produce three essential therapies for prostate cancer patients: 1) the destruction of tumor cells; 2) the sensitizing of tumor cells to make them more responsive to radiation therapy; and 3) the creation of an anti-tumor immune response that is capable of destroying metastatic lesions. We anticipate that these multiple methods of treatment will have significant benefits in the treatment of prostate cancer and other tumors.

        With over 185,000 men diagnosed with prostate cancer in the United States each year, and an estimated 375,000 new cases worldwide, there is a pressing need for an effective treatment for this potentially fatal cancer. Assuming that only one half of patients are being treated using current therapies, the total annual market for prostate cancer is estimated at $5 billion.

        Current treatments for prostate cancer include surgical removal of the prostate gland and various combinations of chemotherapy, radiation and cryotherapy, none of which attack distant metastatic lesions. GenStar’s DUAL-AD therapy has been designed to kill prostate cancer cells directly and improve the efficacy of radiation therapy while generating an immune response that can destroy metastatic lesions and inhibit the spread of the disease to other organs.

        The company’s DUAL-AD technology uses the large MAXIMUM-AD vector platform to deliver two adenoviral vectors simultaneously to the tumor. The DUAL-AD product is injected directly into the tumor. The two complementary viruses replicate in infected cells, destroying the cancer. Prior to destroying the tumor cells, the vectors have been engineered to express a therapeutic gene, the cytokine gene interleukin-3 (IL-3), which can sensitize tumors to the effects of radiation and induce anti-tumor immunity throughout the patient’s body. GenStar has an exclusive license to a patent for use of IL-3 gene transfer to develop treatments for prostate and other cancers.

        GenStar’s pre-clinical studies, with DUAL-AD vectors incorporating a prostate specific antigen (PSA) promoter, have cured prostate tumors in animals. Studies also have demonstrated the effectiveness of IL-3 gene expression in sensitizing tumors to the effects of localized radiation and improving the results of radiation treatments. The Company’s research on prostate cancer has been supported in part by a Small Business Innovation Research grant from the National Cancer Institute.

LENTI-HIV technology for HIV/AIDS

        GenStar’s first LENTI-HIV product candidate is an HIV/AIDS vaccine. LENTI-HIV is a genetically engineered HIV lentivirus in which the genes responsible for the HIV virus’s replication have been eliminated. The compelling advantage of LENTI-HIV is its ability to generate an immune response to the intact HIV virus without the danger of replicating the active virus. Lentiviral vector systems have the potential to become a gene-delivery system with therapeutic applications beyond the prevention and treatment of HIV. This gene-delivery system offers the broad infectivity and long-term gene expression characteristics of natural lentiviruses and holds excellent potential for clinical development.

        There are an estimated 33 million individuals infected with HIV worldwide, with approximately 1.5 million individuals affected in the United States and Europe. The total U.S. and European market for HIV/AIDS vaccine therapy is estimated to be $3 billion.

        The HIV virus responsible for AIDS is a lentivirus. Current treatments for HIV do not eliminate the virus and there is a profound need to develop improved therapies for infected patients. Of equal importance, medical science is moving as rapidly as possible to develop vaccines to prevent the spread of HIV and AIDS.

        The GenStar LENTI-HIV product is a vaccination containing a genetically modified HIV virus. The virus is capable of infecting cells and expressing a wide variety of HIV antigens, suitable for the generation of immune responses that eradicate HIV-infected cells. The breadth of expression of the modified GenStar virus should provide superior efficacy compared to other vaccines that are comprised of a smaller subset of viral antigens. Importantly, because the viral genes nef and env have been deleted from its structure, the modified virus is incapable of replication.

        Laboratory studies of GenStar’s HIV vaccine candidate support the vaccine’s activity and the Company’s approach. Tests have shown that the genetically modified HIV vaccine can infect cells and induce immune responses, but does not replicate to cause the disease. Studies also demonstrated that the HIV vaccine candidate induced a specific immune response that destroyed HIV infected cells.

MAXIMUM-AD as a Vaccine Platform

        MAXIMUM-AD is an excellent platform for vaccinations because it can be delivered intranasally, intradermally or orally and has a large insert capacity. Initially, the MAXIMUM-AD vector system will be used to carry genes for the immunization and treatment of HIV. Eventually, GenStar expects to create vaccines for other sexually transmitted diseases and diseases of the upper respiratory tract that can be administered using MAXIMUM-AD technology.

        The MAXIMUM-AD HIV vaccine may be utilized in concert with the genetically engineered HIV lentivirus vaccine. As with each of GenStar’s MAXIMUM-AD products, the large DNA delivery capacity of the vector system enhances potential clinical efficacy by incorporating a large number of HIV genes in the vaccination.

Manufacturing

        During 2000, we completed construction and obtained regulatory approval of a manufacturing facility to produce materials for Phase I clinical trials for our hemophilia product. Additionally, we have entered into a lease which commences April 1, 2001 for an additional 43,000 square foot manufacturing facility to provide additional manufacturing capacity. We take possession of 23,000 square feet upon commencement of the lease and and additional 20,387 square feet within one year from commencement.

        Manufacturing for Phase II, Phase III and commercial scale quantities will require significant improvements in our current manufacturing techniques, as well as rigorous process controls. Companies often encounter manufacturing difficulties during the course of implementing processes for commercial manufacturing, including:

•	problems involving production yields;

•	quality control and assurance; and

•	shortages of qualified personnel.

        Manufacturing facilities are required to be registered with the Food and Drug Administration (FDA) and will be subject to inspections confirming compliance with the FDA’s Good Manufacturing Practices regulations. We cannot be sure that we will be able to produce clinical or commercial quantities of our potential products in compliance with applicable regulations or at an acceptable cost.

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

        We have filed a series of United States and foreign patent applications for the MAXIMUM-AD and DUAL-AD Vector systems. These applications cover all fields of use for the MAXIMUM-AD system. We have obtained from the Immune Response Corporation exclusive world-wide rights to a patent covering the use of cytokines like IL-3 used in combination with radiation for enhancing the effects of radiation and stimulating anti-tumor immunity in the treatment of certain cancers. We have obtained from University of California exclusive world-wide rights to several patent applications covering all fields of use for the LENTI-HIV system.

        The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the gene therapy field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to ours. Patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. We may not be aware of all of the patents potentially adverse to GenStar’s interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that these patents do not contain claims relating to GenStar’s technology.

        To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims, and these claims are ultimately determined to be valid, we may be required to obtain licenses to one or more of these patents or to develop or obtain alternative technology. We believe that our current and proposed activities do not infringe on any patents that would be determined to be valid. We can not assure you that patents do not exist in the United States or in other countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to any of GenStar’s technologies. Commercialization of GenStar’s proposed products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. We can not assure you that the licenses that might be required for GenStar’s processes or products would be available on commercially acceptable terms, if at all.

        GenStar’s breach of an existing license or failure to obtain a license to technology required to commercialize its product candidates may have a material adverse effect on our business, financial condition and results of operations. Litigation, which could result in substantial cost, may also be necessary to enforce any patents issued to GenStar or to determine the scope and validity of third-party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United Stated Patent and Trademark Office to determine the priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome could subject GenStar to significant liabilities to third parties and require us to license disputed rights from third parties or to cease using our technology.

        GenStar also relies on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that GenStar’s trade secrets or those of its collaborators or contractors will not otherwise become known or be discovered independently by competitors.

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

        The steps required before our proposed products may be marketed in the United States include:

•	preclinical laboratory tests, in vivo preclinical studies and formulation studies,

•	the submission to the FDA of an Initial New Drug application for human clinical testing, which must become effective before human clinical trials commence,

•	adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug,

•	the submission to the FDA of a Product License Application (for a biologic) or a New Drug Application (for a drug), and

•	the FDA approval of the Product License Application or New Drug Application prior to any commercial sale or shipment of the drug.

        In addition to obtaining FDA approval for each product and indication, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments, including third party facilities, must comply with the FDA’s Good Manufacturing Practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in countries under reciprocal agreements with the FDA. In addition to FDA regulation, we are also subject to a variety of additional governmental regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Energy Reorganization Act of 1974, the Resource Conservation and Recovery Act and other current and future federal, state and local regulations.

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

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA for clearance as part of the Initial New Drug application. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board at the institution at which the trial will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, informed consent and the possible liability of the institution.

        Clinical trials are typically conducted in three sequential phases, but the phases often overlap. In Phase I, the initial introduction of the drug into healthy subjects or patients, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:

•	determine the effectiveness of the drug for specific, targeted indications,

•	determine dosage tolerance and optional dosage and

•	identify possible adverse effects and safety risks.

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

        Among other things, the results of the preclinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a Product License Application or a New Drug Application for approval of the marketing and commercial shipment of the drug. Upon accepting a company’s marketing approval applications, the FDA generally convenes an Advisory Committee to review clinical trial results and make a non-binding recommendation concerning the drug’s approval. After considering the Advisory Committee recommendation and other information, the FDA may or may not issue an approval letter. This letter sets out the specific terms and conditions that the company must satisfy in order to receive final approval to market. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a Product License Application or a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of the company’s products if they do not view the Product License Application or the New Drug Application as containing adequate evidence of the safety and effectiveness of the drug. Notwithstanding the submission of data, the FDA may ultimately decide that the application does not satisfy regulatory criteria for approval. Moreover, if regulatory approval is granted, such approval will entail limitations on the indicated uses for which it may be marketed. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

        Among the conditions for FDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to Good Manufacturing Practices. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

        We have no internal sales force and currently plan to enter into additional corporate partnership arrangements under which a corporate partner would fund development of our cancer product and/or other potential products and would have distribution rights for the product funded. See “Risk Factors” for a further discussion of the risks associated with distribution agreements.

Employees

        At December 31, 2000, GenStar had 53 employees, including 22 in research and development, 16 in manufacturing, 3 in regulatory and clinical and 12 in finance and administration. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union and we believe that our relations with the employees are generally good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

        Our disclosure and analysis in this report and in our other public statements may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, for example regulatory approval and proprietary protection of our gene therapy products, and their market success relative to alternative products, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-QSB, 8-K and 10-KSB reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISKS AND UNCERTAINTIES

GenStar Risks

We will need substantial additional funding which may not be available to us and may limit our growth.

        Although we raised $25.3 million dollars in the first quarter of fiscal 2000, from which we expect to fund operations until the middle of 2002, our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. GenStar’s future capital requirements will depend on many factors:

•	the progress of our research and development programs;

•	the progress of preclinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	our ability to establish collaborative and other arrangements with third parties, such as licensing and manufacturing agreements.

        Baxter has committed to fund the development of our hemophilia product under the Developmental Collaboration Agreement until we treat the first patient in Phase I clinical trials, at which time they will pay us a $2 million milestone payment. We expect that our existing capital resources will enable us to maintain our current and planned operations until the middle of 2002. We will need to raise substantial additional capital to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may have acquired in the interim.

We are in the early stage of product development. Our technology requires additional research and development, clinical testing and regulatory clearances prior to marketing our products. If any of our potential products fail, our business may not succeed.

        Our products are in the early stages of development. They will require additional research and development, clinical testing and regulatory clearances. We currently do not sell any products and do not expect to have any products commercially available for at least four years. Our proposed products are subject to the risks of failure inherent in the development of gene therapy products based on innovative technologies.

        As a result, we are not able to predict whether our research and development activities will result in any commercially viable products or applications. In our industry, the majority of the potential products fail to enter clinical studies, and the majority of products entering clinical studies after achieving promising preclinical results are not commercialized successfully.

We have limited manufacturing experience and marketing experience, which may impair the sale of our products.

        We cannot guarantee that we will be able to develop manufacturing or marketing capabilities successfully, either on our own or through third parties. To date, we have engaged only in the development of pharmaceutical technology and products and small-scale manufacturing, and have more limited experience in larger-scale manufacturing or procuring products in commercial quantities or in marketing pharmaceutical products. We have only limited experience in conducting clinical trials and other later-stage phases of the regulatory approval process. We cannot be certain that we will be able to engage successfully in any of these activities for any of the products we attempt to commercialize.

Our business is expanding rapidly and our business prospects may suffer if we are not able to effectively manage the growth of our operations, retain employees and successfully integrate new personnel.

        We currently plan to expand our operations to include development of our prostate cancer, AIDS and lentiviral gene therapy programs and other programs yet to be identified. Additionally, while we currently have a manufacturing facility to produce material for Phase I clinical trials, establishing a large-scale manufacturing facility, will require substantial additional funds and personnel. We will be required to comply with extensive regulations applicable to such a facility. This growth may strain our management and operations. Our ability to manage such growth depends on the ability of our officers and key employees to:

•	broaden our management team and to attract, hire and retain skilled employees;

•	implement and improve our operational, management information and financial control systems;

•	expand, train and manage our employee base; and

•	develop additional expertise among existing management personnel.

We depend on future collaborations with others, which may be difficult to obtain, and our revenues may depend on the efforts of third parties.

        Our strategy for the development, clinical testing, manufacturing and commercialization of our products includes entering into various collaborations with corporate partners, licensors, licensees and others. We have entered into a distribution agreement with Baxter Healthcare Corporation under which Baxter has the exclusive right to market, sell and distribute the hemophilia product. Therefore, any revenues we may receive from the hemophilia product are dependent on the efforts of Baxter. To the extent that we enter into additional co-promotion, distribution or other licensing arrangements, any revenues we receive will depend on the efforts of the other parties in these arrangements.

        We may not be able to negotiate these collaborative arrangements on acceptable terms, if at all. Even if we enter into these collaborative arrangements, they may not be successful. If we are unable to establish these arrangements, we would need to raise additional capital to undertake these activities at our own expense. In addition, we may encounter significant delays in introducing our products into some markets or find that the development, manufacture or sale of our products in these markets is adversely affected by the absence of these collaborative agreements.

We are a development stage company with a limited operating history; we expect continued losses and may never become profitable.

        We are considered a development stage company because we have not yet generated revenues from sales. From our inception through December 31, 2000, we have incurred cumulative losses of approximately $25.9 million, almost all of which consisted of research and development and general and administrative expenses. We expect our losses to increase in the future as we begin our clinical trials and increase our research and development activities. It is possible that we may never achieve significant revenues or become profitable.

        Even if we eventually generate revenues from sales, we expect to incur significant operating losses over the next several years. Our ability to become profitable and to achieve long-term success will depend on:

•	the time and expense necessary to develop our proposed products;

•	whether and how quickly we can obtain regulatory approvals for proposed products; and

•	our success in bringing these products to market.

Inability to protect our technologies through patent protection could allow our competitors to exploit our proprietary products and technologies.

        We actively pursue patent protection for our proprietary products and technologies. We hold or have licensed rights to one U.S. patent and currently have or have licensed rights to 14 U.S. patent applications pending and several foreign patent applications pending. In addition, we have numerous foreign patent applications pending corresponding to our U.S. patents. However, our patents may not protect us against our competitors. We may be required to file suit to protect our patents, and we cannot be certain that we will have the resources necessary to pursue such litigation or otherwise protect our patent rights.

        We also rely on trade secret protection for our unpatented proprietary technology. However, trade secrets are difficult to protect. Others could develop substantially equivalent information or gain access to our trade secrets.

        We have a policy requiring that our employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship must be kept confidential except in specified circumstances. However, these agreements may not successfully protect our trade secrets or other proprietary information.

        Others could assert claims against us based on their patents. Claims could seek damages as well as an injunction prohibiting clinical testing, manufacturing and marketing of the product at issue. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the product at issue. It is possible that any license required under any patent would not be made available on acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in any litigation, a substantial portion of our financial and personnel resources could be consumed, regardless of the outcome of litigation.

Competition for highly-skilled personnel is intense and the success of our business depends on our ability to attract and retain key personnel.

        Our future success, if any, depends to a significant degree upon the continued service of key technical and senior management personnel, the loss of whose services might significantly delay our product development and commercialization efforts. We do not have agreements with senior management personnel which would assure retention of their services for more than sixty days.

        We will also need substantial additional expertise in the areas of manufacturing, marketing and finance, among others, in order to achieve our business objectives. Competition for qualified personnel is intense, and the loss of key personnel or the inability to attract and retain the additional skilled personnel required for the expansion of our business could damage our business.

INDUSTRY RISKS

Clinical trials are designed to test the safety and efficacy of our potential products in human subjects. Successful clinical trials depend on the complexity of the potential product and the rate of patient enrollment. If the clinical trials are not successful, we will incur additional expense and/or our potential products may not be approved for sale.

        Extensive and costly clinical testing will be necessary to assess the safety and efficacy of our potential products. The rate of completion of clinical trials depends on, among other factors, the type, novelty and complexity of the product and the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the nature of the clinical trial protocols;

•	the existence of competing protocols;

•	size of the patient population;

•	proximity of patients to clinical sites; and

•	eligibility criteria for the study.

        Our initial clinical trial will be for our hemophilia product. There are other companies conducting clinical trials in patients with hemophilia. As a result, we must compete with them for clinical sites, physicians and the limited number of patients with hemophilia who fulfill the stringent requirements for participation in clinical trials. Delays in patient enrollment will increase costs and delay the introduction of our potential products, thereby harming our business and financial condition.

        Even if we successfully enroll subjects in our clinical trials, we cannot guarantee they will respond to our potential products. If we do not comply with the U.S. Food and Drug Administration regulations applicable to clinical trials, our trials could be delayed, suspended or canceled, or the FDA might not accept the results of our trials. The potential for adverse results exists with any clinical trial. The FDA may suspend clinical trials at any time if it concludes that the subjects participating in our trials are being exposed to unacceptable health risks. Further, we cannot assure you that human clinical testing will show any current or future product candidate to be safe and effective or assure you that if approved, such products would be accepted or successful in the marketplace.

We face intense competition and must cope with rapid technological change, which may adversely affect earnings and financial condition and/or render our potential products obsolete.

        We are engaged in gene transfer research, which is a rapidly changing field. Existing products and therapies to treat hemophilia and prostate disorders will compete directly with the products that we are seeking to develop and market. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is expected to increase. Most of these companies have significantly greater financial resources and expertise than we do in the following areas:

•	research and development;

•	manufacturing;

•	preclinical and clinical testing;

•	obtaining regulatory approvals; and

•	marketing.

        Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant products approved or in development and operate large, well-funded research and development programs.

        Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. These organizations also compete with us in recruiting and retaining highly qualified scientific and management personnel.

        In addition, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization and market penetration than we will. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our potential products against competitors.

We need to comply with significant government regulation to obtain product approvals and to market products after approvals. Compliance with government regulation can be a costly and time consuming process, with no assurance of ultimate approval. If these approvals are not obtained, we will not be able to sell our potential products.

        Various agencies in the United States and abroad regulate the testing, manufacturing, labeling, distribution, marketing and advertising of proposed products and ongoing research and development activities. The U.S. Food and Drug Administration, the U.S. National Institutes of Health and comparable agencies in foreign countries impose many requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures. These requirements make it difficult to estimate when our potential products will be commercially available, if at all.

        Our potential products will require substantial clinical trials and FDA review as new drugs. We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a product for review, we cannot guarantee that FDA or other regulatory approvals will be granted on a timely basis, if at all.

        If we are delayed or fail to obtain required approvals, our business and results of operations would be damaged. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

•	product recalls or seizures;

•	injunctions;

•	civil penalties;

•	criminal prosecution;

•	refusal to approve new products and withdrawal of existing approvals; and

•	enhanced exposure to product liabilities.

        If we sell our products outside the U.S., we will be subject to regulatory requirements governing these sales. These requirements vary widely from country to country and could delay introduction of our products in those countries.

The pricing of our product may depend on third-party payors, whose reimbursement and/or cost control policies may limit the revenues from our products.

        In both domestic and foreign markets, sales of our products, if any, will depend, in part, on the extent to which third-party payors, including government agencies such as Medicare, managed care providers and private health insurers will reimburse users for the costs of our products and any related treatments. If those who buy our products are not adequately reimbursed, they may forego or reduce use.

        Third-party payors are engaged in ongoing efforts to reduce the costs of pharmaceutical products. In the United States, an increasing emphasis on managed care and consolidation of hospital purchasing has and is expected to continue to place pressure on pharmaceutical prices, and may reduce the prices we can charge for our potential products. In many major foreign markets, pricing approval is required before sales can commence and prices are often set by governmental authorities. These price controls are subject to change at unpredictable times. Market acceptance of our potential products will be severely curtailed if adequate coverage and reimbursement levels are not provided by governmental authorities and private third-party payors.

We face the risk of product liability claims, which could affect our earnings and financial condition.

        Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability results from harm to patients using our potential product that was either not communicated as a potential side-effect, or was more extreme than communicated. We will require all patients enrolled in the clinical trials to sign consents, which explain the risks involved with participating in the trial. The consents, however, provide only a limited level of protection and product liability insurance will be required. We may not be able to obtain and maintain product liability insurance for all of our clinical trials. We may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities which would expose us to potential product liability.

Accidents related to hazardous materials used in our research and development efforts could subject us to significant liability.

        Our research and development efforts involve the controlled use of radioactive and hazardous materials and biological hazardous materials, such as isopropyl alcohol, ethanol, bromides and viruses. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our resources.

ITEM 2.    PROPERTIES

        GenStar leases approximately 22,000 square feet of office and laboratory space in San Diego, California. The term of the lease expires in September 2005 with an option to extend until September 2010. We also lease approximately 8,600 square feet of office and laboratory space for our manufacturing operations in San Diego, California. The term of the lease expires in August 2004, with two options to extend the lease for an additional three years. Additionally, the Company entered into an agreement to lease 23,000 square feet of office and laboratory space for an additional manufacturing facility beginning April, 2001. Under this lease agreement, the area leased by the Company will expand an additional 20,000 square feet within one year of the commencement of the lease term. This lease expires in 2011 with one option to extend the lease for an additional five years. We believe our existing and proposed facilities will be sufficient to meet our anticipated operating needs for at least the next two years.

ITEM 3.    LEGAL PROCEEDINGS

        GenStar is not a party to any material litigation or legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        GenStar Common Stock is traded on the American Stock Exchange under the symbol “GNT”. As of December 31, 2000, there are also options outstanding to purchase 4,563,282 shares of Common Stock, warrants to purchase 3,123,450 shares of Common Stock and Series A Preferred Stock convertible into 5,830,000 shares of Common Stock. Additionally, there are 7,041,000 shares of Series B Preferred Stock which are convertible into Common Stock at the fair value at the date of conversion. We had approximately 750 stockholders of record as of March 27, 2001.

        The following table shows for the periods indicated the high and low closing prices for the Common Stock:

	High	Low
Fiscal Year Ended December 31, 2001:
First Quarter (through March 27, 2001)	$ 8.88	$3.07

Fiscal Year Ended December 31, 2000:
First Quarter	$19.00	$0.66
Second Quarter	$ 8.13	$3.63
Third Quarter	$11.00	$6.18
Fourth Quarter	$13.31	$7.00

Fiscal Year Ended December 31, 1999:
First Quarter	$ 0.40	$0.31
Second Quarter	$ 0.33	$0.25
Third Quarter	$ 0.33	$0.13
Fourth Quarter	$ 0.60	$0.25

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data of GenStar Therapeutics Corporation. The financial data as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 have been derived from the audited financial statements of GenStar, included elsewhere in this annual report. The financial data for all other periods and dates have been derived from audited financial statements of GenStar which are not included in this annual report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report.

	Year Ended December 31,					Period from July 1, 1991 (inception) to December 31, 2000
	2000	1999	1998	1997	1996
	(in thousands except per share data)
Statement of Operations Data:
Net revenues	$ 162	$ 118	$ 192	$ 194	$ —	$ 1,121

Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	6,414	2,711	1,916	346	348	14,560
General and administrative	2,374	817	487	151	174	4,538
Write-off of acquired in-process Technology	1,655	—	5,455	—	—	7,110

Total costs and expenses	10,443	3,528	7,858	497	522	27,030

Loss from operations	(10,281)	(3,410)	(7,666)	(303)	(522)	(25,909)
Other income (expense)	(12)	(72)	—	—	64	(20)
Interest expense	(230)	(360)	(306)	—	—	(896)
Interest income	913	24	10	4	14	965

Net loss	$ (9,610)	$(3,818)	$(7,962)	$ (299)	$ (444)	$(25,860)

Basic and diluted net loss per share	$ (0.46)	$ (0.35)	$ (1.00)	$(0.04)	$(0.07)

Weighted average shares outstanding	21,006	10,763	7,997	7,311	5,980

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$20,343	$ 448	$(1,274)	$ 6	$235
Total assets	24,444	1,827	1,098	78	253
Long-term debt, net of current portion	2,585	1,927	1,274	—	—
Shareholders’ equity (deficit)	20,183	(905)	(1,934)	9	237

Dividend Policy

        We have never paid any cash dividends on our Common Stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements.

Overview

        GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has continued to fund the development of our Factor VIII product for hemophilia. See “Certain Relationships and Related Transactions—Baxter Agreements”.

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

        In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common Stock and an obligation to issue an additional 12,000 shares of Common Stock. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

        The technology for the treatment of AIDS is based upon vaccination with a genetically modified HIV virus. The modified virus is incapable of replication. The modified virus is still capable of infecting cells and expressing HIV genes resulting in the generation of immune responses that eradicate HIV infected cells in laboratory studies. The lentiviral gene therapy delivery technology was designed for therapeutic applications.

        GenStar’s current activities consist of the development of the MAXIMUM-AD gene transfer system for our hemophilia A product, our DUAL-AD vector product for prostate cancer, and the LENTI-HIV vector system for the treatment of HIV/AIDS. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years.

Results of Operations

    Revenues

        GenStar has generated revenues to date of $1,121,000 from contract research agreements and grants. Total revenues for the years ended December 31, 2000, 1999 and 1998 were $162,000, $118,000 and $192,000, respectively. Revenue for 2000 and 1999 was from a research grant. In 1998, $143,000 was from a research agreement and $49,000 was from a research grant. We anticipate seeking additional research agreements and grants to help fund research and development efforts; however, we do not expect that contract research will result in significant revenues in the future. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials.

    Research and development and acquired in-process technology

        Research and development expenses and acquired in-process technology charges increased $5,358,000 to $8,069,000 for the year ended December 31, 2000 compared to $2,711,000 for the year ended December 31, 1999. The increase in research and development expenses and acquired in-process technology charges for the year 2000 compared to 1999 is due to an overall increase in research and development activity and the commencement of operations of our manufacturing facility in the first quarter of 2000. The increase is also attributable to the acquisition of Allegro, which resulted in a charge to write-off acquired in-process technology of $1,655,000. There were no similar charges during 1999.

        Research and development expenses and acquired in-process technology charges decreased $4,660,000 to $2,711,000 for the year ended December 31, 1999 compared to $7,371,000 for the year ended December 31, 1998. The decrease in research and development expenses and acquired in-process technology charges for 1999 compared to 1998 is largely due to the consummation of the Baxter transaction in 1998, which resulted in a charge to acquired in-process technology of $5,455,000, which represented the value of the technology acquired from Baxter.

        We estimate that it will take at least four years to complete the Factor VIII product licensed from Baxter and obtain regulatory approvals, if we are able to obtain approvals. We anticipate that it will take at least five years to complete the Allegro product and obtain regulatory approvals, if we are to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. During late 1999 and early 2000 we completed development of a facility to manufacture the materials for Phase I clinical trials for our hemophilia product.

    General and administrative expenses

        General and administrative expenses increased $1,557,000 for the year ended December 31, 2000 to $2,374,000 compared to $817,000 for the year ended December 31, 1999. General and administrative expenses increased $329,000 for the year ended December 31, 1999 to $817,000 compared to $488,000 for the year ended December 31, 1998. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses increased both during 2000 and 1999 related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

    Interest income and expense

        Interest income increased $889,000 for the year ended December 31, 2000 to $913,000 compared to $24,000 for the year ended December 31, 1999. Interest income increased $14,000 for the year ended December 31, 1999 to $24,000 compared to $10,000 for the year ended December 31, 1998. The increase in interest income in 2000 compared to 1999 is the result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit. The increase in interest income in 1999 compared to 1998 is the result of investment of excess cash in money market accounts.

        Interest expense decreased $131,000 for the year ended December 31, 2000 to $229,000 compared to $360,000 for the year ended December 31, 1999. Interest expense increased $54,000 for the year ended December 31, 1999 to $360,000 compared to $306,000 for the year ended December 31, 1998. Interest expense in 2000 relates to equipment financing and the deferred compensation liability. Interest expense in 1998 was comprised of $266,000 of amortization of the discount on convertible notes payable and $40,000 related to the 8% interest rate on the notes. Interest expense in 1999 was comprised of $309,000 of amortization of the discount on convertible notes payable, $25,000 related to the 8% interest rate on the notes and $26,000 related to interest on the capital lease line. Interest expense in 2000 was comprised of $101,000 related to amortization of the deferred loan fees, $82,000 related to the capital lease line, $34,000 related to notes payable and $12,000 related to the deferred compensation liability.

Liquidity and Capital Resources

        Net cash used by operating activities was $6,735,000, $3,813,000 and $643,000 during 2000, 1999 and 1998, respectively. Net cash used by operating activities consists primarily of GenStar’s net loss reduced by non-cash expenses. Net cash used by investing activities of $17,385,000, $170,000 and $63,000 during 2000, 1999 and 1998, respectively, consists of the purchase of short-term investments and property and equipment. Net cash provided by financing activities of $28,492,000 during 2000 consists primarily of net proceeds from the sale of Common Stock and warrants for Common Stock of $23,426,000, proceeds from notes payable of $750,000 and $4,143,000 received from Baxter under the credit agreement for development of the hemophilia product. Net cash provided by financing activities of $4,590,000 in 1999 consists primarily of $4,178,000 received from Baxter under the aforementioned credit agreement and $400,000 in proceeds from notes payable. Net cash provided by financing activities of $947,000 during 1998 consists of proceeds from notes payable of $1,030,000 offset by expenses paid to raise capital of $83,000.

        GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. provided GenStar with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible subordinated Notes due June 30, 1999, which raised $1,030,000. These notes were converted to Common Stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 31, 2000, which raised $400,000. These notes were converted to Common Stock on June 22, 1999. In January 2000, we raised $8.3 million from the sale of Common Stock and warrants for Common Stock. In February 2000, we raised an additional $17 million from the sale of Common Stock. GenStar has incurred net losses of $25,860,000 since its inception through December 31, 2000, and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

        Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter (See “Certain Relationships and Related Transactions—Baxter Agreements”), Baxter is required to provide funding for development of the hemophilia product until we commence a Phase I clinical trial, at which time a milestone payment of $2,000,000 is due from Baxter. The funding under the Developmental Collaboration Agreement provided by Baxter is in the form of a note payable, which can be converted to Series B Preferred Stock at our option on December 31 of each year of the agreement. The $2,000,000 milestone payment is in the form of a purchase of Series C Preferred Stock.

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

Technology Licenses

        In May 2000, the Company acquired all of the outstanding shares of Allegro in exchange for 288,000 shares of GenStar Common Stock, and an obligation to issue an additional 12,000 shares of Common Stock. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,519,500 based on the fair value of our Common Stock on the date of the agreement and this amount was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it.

        GenStar entered into a license agreement with The Immune Response Corporation (“IRC”) in March 1997, which was subsequently amended in January 1999, whereby we licensed from IRC tumor radiosensitization gene therapy technology. Under the IRC License, GenStar is obligated to make a milestone payment to IRC of $200,000 upon the approval by the Food and Drug Administration (“FDA”) or the governing health authority of any other country of GenStar’s first product related to the technology licensed from IRC. This fee can be offset against future royalty payments. GenStar is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the licensed technology. Additionally, GenStar agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400, which was paid in February 2000.

        In September 1996, GenStar entered into a license agreement with the Regents of the University of California (“UC Regents”) to license rights to patents in the field of diagnosis of cancer using very sensitive molecular biology techniques that detect the presence of cancer cells. We are required to pay an annual license maintenance fee of $10,000 until we start selling licensed product. We are also required to pay milestone fees of $25,000 upon filing an Investigative Device Exemption Application on a licensed product or method with the FDA and $50,000 upon marketing approval of a licensed product or method by the FDA. GenStar must also pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty may be credited against revenue-based royalties due for the year in which the annual minimum payment was made.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

        We do not conduct business with foreign entities, and do not have any foreign exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        SEE ITEM 14. “Exhibits, Financial Statement Schedules, and Reports On 8-K.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names of the directors and executive officers of GenStar, their ages as of December 31, 2000 and certain information about them are set forth below:

Name of directors and executive officers	Age	Principal occupation
Paul D. Quadros	54	Chairman of the Board of Directors & Chief Financial Officer
Robert E. Sobol, M.D.	48	Chief Executive Officer & Director
Lee R. McCracken	42	President & Chief Business Officer
Wei-Wei Zhang. M.D, PhD	43	Sr. Vice President, Chief Scientific Officer & Director
Wei Chen, PhD	43	Vice President, Product Development & Manufacturing
Connie J. Kohne	48	Vice President, Regulatory Affairs & Corporate Quality
William C. Raschke, PhD	54	Vice President, Scientific Partnering
Carin D. Sandvik	37	Sr. Director, Finance & Administration, and Corporate Secretary
Peter F. Bernardoni	41	Director
Ivor Royston, M.D.	55	Director
Victor W. Schmitt	52	Director

        Paul D. Quadros has been Chairman of the Board and our Chief Financial Officer since August 1998. Prior to that Mr. Quadros had been the President and Chief Executive Officer since April 1997 and prior to that was the Chairman of the Board, Chief Financial Officer and Secretary since our formation in June 1995. Mr.Quadros was, from January 1985 an officer and from April 1986 a general partner of Technology Funding, a venture capital management organization. From 1986 through 1994, Mr. Quadros was a member of Technology Funding’s Commitments Committee, serving as its chairman from 1987 to 1990. During his affiliation with Technology Funding he also served as Director of Research and Director of Equity Investments. From 1990 to 1994 Mr. Quadros was chairman of Technology Funding’s Medical Investment Committee and was involved in managing Technology Funding’s healthcare portfolio. Mr. Quadros currently serves as a director of several private companies and one public company, Cardiac Science, Inc.

        Prior to joining Technology Funding in 1985, Mr. Quadros was Executive Vice President of Amreal Securities Corp., an affiliate of Home Federal Savings and Loan. Before joining Amreal in April 1984, Mr. Quadros was a Senior Vice President of Public Storage, Inc., a national real estate developer. Prior to joining Public Storage in 1981, Mr. Quadros was Assistant Treasurer of The Times Mirror Company, where he served for seven years in several corporate finance positions. Mr. Quadros began his career as a securities analyst and institutional portfolio manager. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from The Anderson School at UCLA.

        Robert E. Sobol, M.D has been Chief Executive Officer since August 1998. Prior to that Dr. Sobol was the President from July 1996 until May 2000 and the Executive Vice President and Chief Operating Officer since July 1996. Dr. Sobol was previously the Director of Clinical Science at Sidney Kimmel Cancer Center, which is affiliated with Sharp HealthCare, one of the largest healthcare providers in San Diego. Dr. Sobol has developed clinical applications of immuno therapy and gene therapy for the treatment of cancer and is a founder of several successful biotechnology ventures. He was a founder and Vice President of IDEC Pharmaceuticals Corporation, a publicly traded company developing monoclonal antibody based treatments for cancer and autoimmune disorders. He was also a founder of GeneSys Therapeutics, a gene therapy company which merged with publicly traded Somatix Therapy Corporation and subsequently with Cell GeneSys Incorporated.

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

        Lee R. McCracken joined GenStar as President and Chief Business Officer in May 2000. Prior to joining GenStar, Mr. McCracken was Senior Vice President, Corporate Development/New Business Ventures with CombiChem, Inc. (acquired by DuPont Pharmaceuticals), a computational discovery company. At CombiChem he was responsible for establishing seven corporate collaborations and one joint venture spanning pharmaceutical, agrochemical and materials science discovery.

        Previously, he was Vice President of Business Development at Watson Pharmaceuticals and Managing Director of Pacific Pharma, a subsidiary of Allergan. Mr. McCracken was a venture capitalist with 3i Capital and Union Venture. Mr. McCracken holds a B.S. in Commerce at Santa Clara University, an M.S. in Computer Science from the University of Dayton, and an M.B.A. from The Anderson School at UCLA.

        Wei-Wei Zhang, M.D., Ph.D. joined GenStar as Senior Vice President, Chief Scientific Officer and Director in October 1998. Dr. Zhang has sixteen years of biomedical research experience including nine years of research management experience. He was formerly the Director of Molecular Biology in the Gene Therapy Unit of Baxter Healthcare Corporation since March 1995. Dr. Zhang established the Department of Molecular Biology at Baxter and initiated a comprehensive program for the MAXIMUM-AD vector system for in vivo gene therapy. Dr. Zhang has significant technical expertise in vector technology, particularly with adenoviral vectors and their application in gene therapy of cancer and hemophilia. Prior to joining Baxter, Dr. Zhang was an Assistant Professor in the Department of Thoracic and Cardiovascular Surgery at the University of Texas MD Anderson Cancer Center, where he was a member of the team that developed adenovirus-mediated tumor suppressor gene therapy of cancer (Adp53) from lab to clinic.

        Dr. Zhang received his M.D. from the Zhejiang Medical University in China and received a Ph.D. in molecular biology, recombinant DNA, and protein chemistry from The University of Alabama. Dr. Zhang had postdoctoral training in gene manipulation and transfer technologies at the Baylor College of Medicine.

        Wei Chen, Ph.D joined GenStar in March 1999 as the Vice President of Manufacturing. Prior to joining GenStar, Dr. Chen was previously the Director of Operations at BioReliance Corporation (formerly Magenta MA Bioservices), an internationally renowned contract testing, research, and manufacturing organization. At BioReliance, Dr. Chen was responsible for GMP contract manufacturing of gene therapy vectors (including adenoviruses, retroviruses, herpes viruses and adeno associated viruses), quality control, process development, scale-up, assay development, validation programs, technology transfer and facility expansion (designs and operations). Dr. Chen supervised the successful production of 70 lots of gene therapy products for client companies’ Phase I, II, and III clinical trials.

        In addition to managing BioReliance’s existing 4 GMP production suites, Dr. Chen also played a leading role in designing and constructing a new 68,000 square foot GMP manufacturing facility for commercial manufacturing of viral products and a modular clean room facility for product licensure. Prior to joining BioReliance, Dr. Chen directed process development and GMP manufacturing at Immunomedics Inc., Centocor/Apollon Inc. and Bristol-Myers Squibb Co. where his expertise in GMP facility design, validation, process/assay development and scale-up led to clinical trials approvals of 5 monoclonal antibody-based cancer therapeutics and 4 plasmid DNA based gene therapy vaccines for infectious diseases.

        Dr. Chen obtained his Ph.D and M.S degrees in Bioreaction Engineering in Japan. He performed postdoctoral research on phage T4, adeno-associated viruses, baculoviruses and biological process scale-up at Yale University, the University of British Columbia, and at UCLA. He has 40 publications and several patents in the bioprocessing field.

        Connie J. Kohne joined GenStar as Vice President, Regulatory Affairs and Corporate Quality in June 2000. Prior to joining GenStar, Ms. Kohne served as Regulatory Affairs Head of Virology, Advertising and Promotion at Agouron Pharmaceuticals Inc. (Warner Lambert/Pfizer Pharmaceuticals). During her tenure at Agouron, she was responsible for U.S. regulatory affairs for antiviral products from Phase I through Phase IV clinical trials, working on several drug candidates under evaluation for the treatment of patients with HIV, including an HIV protease inhibitor that gained marketing approval. Ms. Kohne’s responsibilities also included advertising and promotion regulatory affairs and clinical compliance worldwide. Previously, she served as Director of Regulatory Affairs at Canji Inc. (Schering-Plough) where she worked on gene therapy using adenoviral gene constructs designed to treat cancer.

         In 1997, Ms. Kohne won the prestigious National Performance Review, Hammer Award, from Vice President Al Gore, for her work with the Food and Drug Administration (FDA) in the area of regulatory reform. In 1998, she was awarded the FDA’s Commissioner’s Special Citation. The citation was awarded in recognition of outstanding leadership and commitment in furthering the FDA’s efforts to provide the consumer and the regulated industry with a more responsive Agency.

        Ms. Kohne received a B.S. degree from the University of Oregon, at Eugene, in chemistry and biology.

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

        Carin D. Sandvik has served as Senior Director, Finance and Administration since January 2001. Prior to that, she served as Controller, Chief Accounting Officer and Corporate Secretary since joining GenStar in October 1998. Ms. Sandvik currently manages the accounting, treasury and human resources functions. Prior to joining GenStar, Ms. Sandvik was a Senior Manager in the Technology Industry Group at Pricewaterhouse Coopers LLP (formerly Price Waterhouse LLP), where she had served in various positions for twelve years. While at Pricewaterhouse Coopers, Ms. Sandvik specialized in assisting clients with acquisitions and SEC reporting. Ms. Sandvik received a B.A. in Business Administration with an emphasis in Accounting from the University of San Diego.

        Peter F. Bernardoni is a Partner of Technology Funding. Mr. Bernardoni joined Technology Funding as an Investment Officer in 1988, was elected as a Vice President in 1992 and a Partner in 1994. Mr. Bernardoni has served as a member of Technology Funding’s Commitments Committee since 1994 and as Chairman of Technology Funding’s Medical Investment Committee since 1994. Prior to joining Technology Funding, Mr. Bernardoni held several executive positions at IBM. He began his career as a design engineer in disk drive products and moved into sales and marketing where he managed a sales team that targeted pharmaceutical and healthcare providers.

        Mr. Bernardoni currently serves on the Board of Directors of Endocare, Inc., Prolinx Inc., Resolution Sciences Corporation and Sanarus Medical Inc., and is Chairman of Portable Energy Products. Mr. Bernardoni has a B.S.M.E. from Santa Clara University and an M.S.M.E. from Stanford University.

        Ivor Royston, M.D. was the Chairman of the Board from April 1997 until August 1998. Prior to that, he served as President and Chief Executive Officer. He has served as a Director since our formation in June 1995.

        Dr. Royston is a General Partner of Forward Ventures, a life science venture capital firm. From 1990 until 2000, he was the President and Chief Executive Officer of Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center). From 1977 to 1993, Dr. Royston held various positions in academic medicine at the University of California, San Diego (UCSD) School of Medicine. Dr. Royston also served as Director, Clinical Immunology Program at the UCSD Cancer Center and Chief of Oncology at the San Diego VA Medical Center.

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

        Victor W. Schmitt is President, Venture Management, Baxter Healthcare Corporation. He has held this position since 1994 and is responsible for the creation and management of Baxter’s interests in development-stage biotech companies. Prior to his current assignment, he held the operating position of President, Baxter Biotech Europe. He has also served as Vice President, Business Development and Finance for Baxter’s Blood Therapy Group.

        Mr. Schmitt joined Baxter from a sixteen-year career with the American Red Cross Blood Services. At the Red Cross Blood Services, Mr. Schmitt held positions in marketing and operations. At the time of his departure, he was Vice President, Blood Services with responsibility for the organization’s national blood services program.

        Mr. Schmitt holds a B.S. from the University of Virginia and an M.B.A. from the University of Maryland. He serves on the Board of Directors of a number of development-stage biotech companies.

Scientific Advisory Board

        GenStar plans to establish a Scientific Advisory Board to give guidance to our scientific and technology strategies. The members of the Scientific Advisory Board will advise and consult with our management on an informal basis from time to time on scientific and technology strategies of the technical matters in their respective areas of expertise. Members of the Scientific Advisory Board may perform consulting services for GenStar, for which they may receive cash or other compensation.

Compensation of Directors

    Cash Compensation

        GenStar does not compensate its Directors for their services as such. However, Directors are reimbursed for their out-of-pocket expenses in attending Board meetings.

    1995 Directors’ Option Plan

        Non-employee directors also receive stock options under the Company’s 1995 Directors’ Option Plan (the “Directors’ Plan”). The Directors’ Plan was adopted and approved by the shareholders of the Company in 1995 and amended in 2000 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 550,000 shares of Common Stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides that each non-employee director is automatically granted an option to purchase 45,000 shares of GenStar Therapeutics Corporation Common Stock upon his or her initial election or appointment as an non-employee director (Initial Options). Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 15,000 shares of GenStar Therapeutics Corporation Common Stock on December 31 or each year so long as he or she remains an non-employee director (Subsequent Options). The exercise price of the options granted to non-employee directors must be the fair market value of GenStar Common Stock on the date of grant. Options granted to non-employee directors have ten-year terms, subject to an non-employee director’s continued service as a director. Initial Options vest over three years at a rate of 33.3% per year, subsequent options vest one year from the grant date. As of December 31, 2000, options to purchase 90,000 shares of Common Stock to non-employee directors were outstanding under the Directors’ Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act (“Section 16”) requires GenStar’s executive officers, directors and beneficial owners of more than 10% of GenStar Common Stock to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) forms they file. Based solely on GenStar’s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5’s were required for those persons, five reporting persons filed late Section 16 filings during 2000.

ITEM 11.    EXECUTIVE COMPENSATION

        The table below sets forth information for the annual and long-term compensation of the Chief Executive Officer and all executive officers who received cash compensation greater than $100,000 during the three years ended December 31, 2000 for services to GenStar in all capacities during the three years ended December 31, 2000. No other corporate officer received cash compensation in excess of $100,000 during the three years ended December 31, 2000:

Summary Compensation Table

				Long-Term Compensation
Name and Principal Position	Fiscal Period	Annual Compensation		Restricted Stock Award ($)	Securities Underlying Options (#)		All Other Compensation ($)
		Salary ($)	Bonus ($)
Paul D. Quadros(1)	2000	$134,441	$20,540	—	50,000		$13,764	(8)
Chairman of the Board & Chief	1999	$120,000	—	—	81,903		$13,951	(9)
Financial Officer	1998	$ 95,000	—	—	—		—

Robert E. Sobol, M.D(2)	2000	$258,942	—	—	105,000		$32,905	(11)
President & Chief Executive Officer	1999	$200,000	—	—	627,141		$30,927	(12)
	1998	$162,917	—	—	—		—

Lee R. McCracken(3)	2000	$126,734	—	—	500,000		$17,788	(14)
President & Chief Business Officer

Wei-Wei Zhang(4)	2000	$190,110	$28,440	—	105,000	(7)	$26,538	(15)
Sr. Vice President &	1999	$160,000	$30,000	—	941,713	(7)	$81,712	(16)
Chief Scientific Officer	1998	$ 40,000	—	—	—		$ 3,052	(17)

Wei Chen, PhD(5)	2000	$133,175	—	—	20,000		$12,976	(18)
Vice President, Product Development & Manufacturing	1999	$ 93,692	—	—	200,000		$ 8,021	(19)

William C. Raschke, PhD(6)	2000	$108,990	—	—	24,574		$13,486	(20)
Vice President, Scientific Partnering	1999	$ 75,000	—	—	95,426		$11,092	(21)
	1998	$ 25,000	—	—	—		$ 3,774	(22)

(1)	Mr. Quadros served as the President and CEO from April 1997 to August 1998.

(2)	Dr. Sobol served as the Executive Vice President and Chief Operating Officer from July 1996 to August 1998 and as President from August 1998 to May 2000.

(3)	Mr. McCracken joined GenStar in May 2000.

(4)	Dr. Zhang joined GenStar in October 1998.

(5)	Dr. Chen joined GenStar in March 1999.

(6)	Dr. Raschke joined GenStar in June 1998.

(7)	Dr. Zhang’s spouse is an employee of GenStar. Amount includes options exercised and held by his spouse, which are beneficially owned by Dr. Zhang.

(8)	Includes $9,275 and $4,489 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(9)	Includes $8,400 and $5,551 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(10)	Includes $2,800 and $1,388 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(11)	Includes $14,000 and $18,905 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(12)	Includes $11,200 and $19,727 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(13)	Includes $4,667 and $5,895 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(14)	Includes $8,575 and $9,213 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(15)	Includes $11,900 and $14,638 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(16)	Includes $11,200 and $14,178 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively and $56,334 paid for relocation.

(17)	Includes $1,867 and $1,185 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(18)	Includes $9,275 and $3,701 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(19)	Includes $6,300 and $1,721 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(20)	Includes $7,416 and $6,070 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(21)	Includes $5,250 and $5,842 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

(22)	Includes $1,750 and $2,024 in Company contributions to 401k Plan and Deferred Compensation Plan, respectively.

        The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 2000, by each of the Named Executive Officers and the final year-end value of unexercised options:

Name and Principal Position	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at December 31, 2000		Value of In-the-Money Options at December 31, 2000
			Exercisable	Unexercisable	Exercisable	Unexercisable
Wei-Wei Zhang (2) Sr. VP & CSO	100,000	$943,000	448,308	598,405	$4,112,629	$5,108,975

(1)
Value of unexercised in-the-money options is calculated based on the market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 2000, at a price of $9.75 per share, the fair market value of the Company’s Common Stock on such date.

(2)	Dr. Zhang’s spouse is an employee of GenStar. Amount includes options exercised and held by his spouse, which are beneficially owned by Dr. Zhang.

        The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2000 and the options held by each of the Named Executive Officers:

Name and Principal Position	Number of Securities Underlying Options Granted In 2000	Percentage of Total Options Granted to Employees In 2000	Exercise Price ($/Share)	Expiration Date	Number of Securities Underlying Unexercised Options at 12/31/2000	Value of Unexercised In-the- Money Options at 12/31/2000
Paul D. Quadros	50,000	2.7%	$6.50	04/12/10	131,903	$ 934,845
Chairman of the Board

Robert E. Sobol	105,000	5.6%	$6.50	04/12/10	732,141	$6,255,190
President & CEO

Lee R. McCracken	500,000	26.6%	$3.63	5/23/10	500,000	$3,060,000
President & Chief Operating Officer

Wei-Wei Zhang	105,000	5.6%	$6.50	04/12/10	946,713	$9,221,604
Sr. VP & CSO

Wei Chen, PhD	20,000	1.1%	$6.50	04/12/10	220,000	$1,951,000
Vice President, Product Development & Manufacturing

William C. Raschke, PhD	24,574	1.3%	$6.50	04/12/10	120,000	$ 979,733
Vice President, Scientific Partnering

Employment Agreements

        In April 1997, Paul D. Quadros entered into an employment agreement with GenStar. If Mr. Quadros is terminated by GenStar without cause, Mr. Quadros is entitled to receive his base salary and benefits for six months from the date of termination, and one-half of his base salary and benefits for months six through twelve after termination. Mr. Quadros is required to give GenStar sixty days written advance notice of his intent to resign.

        In May 2000, Lee R. McCracken entered into an employment agreement with GenStar. If Mr McCracken is terminated by GenStar without cause, Mr. McCracken is entitled to receive his base salary and benefits for six months from the date of termination, and one-half of his base salary and benefits for months six through twelve after termination. Mr. McCracken is required to give GenStar sixty days written advance notice of his intent to resign.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of GenStar Common Stock owned by (i) the holders of more than 5% of the GenStar Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading “Executive Compensation” and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of GenStar Therapeutics Corporation Common Stock at December 31, 2000, and includes GenStar Common Stock shares issuable upon exercise of stock options and warrants granted to Officers, Directors and key employees of the Company. See “Executive Compensation.”

Name of Person or Identity of Group	Shares Beneficially Owned(1)		Approximate Percent Owned
Aries Master Fund	3,371,089		14.6%
787 7th Avenue, 48th Floor
New York, NY 10019

Victor W. Schmitt	1,900,888	(2)	8.4%
One Baxter Parkway
Deerfield, Illinois 60015

Baxter Healthcare Corporation	1,841,219	(2)	8.1%
One Baxter Parkway
Deerfield, Illinois 60015

Aries Domestic Fund	1,555,167		6.8%
787 7th Avenue, 48th Floor
New York, NY 10019

Ivor Royston	894,963	(3)	3.9%
10865 Altman Row
San Diego, California 92121

Peter F. Bernardoni	760,032	(4)(5)	3.3%
200 Alameda de las Pulgas
San Mateo, California 94402

Technology Funding	730,032	(4)	3.2%
200 Alameda de las Pulgas
San Mateo, California 94402

Robert E. Sobol	672,415	(6)	2.9%
10865 Altman Row
San Diego, California 92121

Wei-Wei Zhang	689,580	(7)	3.05%
10865 Altman Row
San Diego, California 92121

William C. Raschke	643,361	(8)	2.8%
10865 Altman Row
San Diego, CA 92121

Paul D. Quadros	439,587	(9)	1.9%
10865 Altman Row
San Diego, California 92121

Wei Chen	109,583	(10)	0.5%
10865 Altman Row
San Diego, CA 92121

All Executive Officers and Directors as a group (11 persons)	6,346,532		23.0%

See footnotes on following page.

(1)
All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)
Excludes 5,830 shares of non-voting Series A Preferred Stock convertible subsequent to July 8, 2001 into 5,830,000 shares of Common Stock held by Baxter Healthcare Corporation. Excludes 7,041 shares of non-voting Series B Preferred Stock convertible upon certain milesones at the then current market price. Baxter Healthcare Corporation and Mr. Victor W. Schmitt are entitled to exercise voting and investment power with respect to all shares owned by Baxter Healthcare Corporation, and therefore, are deemed to be beneficial owner of such shares.

(3)	Includes 108,333 shares issuable upon exercise of presently outstanding warrants and 5,000 shares issuable upon the exercise of vested options.

(4)
Includes 291,667 shares issuable upon exercise of presently outstanding warrants held by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding, Inc. and Technology Funding Ltd. (together “Technology Funding”), of which Peter Bernardoni is an officer and a partner, are the managing general partners of Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. Technology Funding and Mr. Bernardoni are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Venture Partners IV, an Aggressive Growth Fund, L.P. and therefore are deemed to be beneficial owner of such shares.

(5)	Includes 30,000 shares issuable upon exercise of presently outstanding and currently exercisable stock options.

(6)	Includes 446,532 shares issuable upon the exercise of options vesting within 60 days.

(7)	Includes 589,580 shares issuable upon exercise of options vesting within 60 days.

(8)	Includes 189,167 shares issuable upon exercise of presently outstanding warrants and 70,273 shares issuable upon the exercise of vested options.

(9)	Includes 68,144 shares issuable upon the exercise of vested options.

(10)	Includes 109,583 shares issuable upon the exercise of vested options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Baxter Agreements

        In July 1998, GenStar executed various agreements with Baxter Healthcare Corporation pursuant to which we acquired certain rights and assets from Baxter. Under the terms of the agreements, GenStar obtained the rights to Baxter’s adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based on the fair value of the stock on the date of issuance and the purchase price was charged to acquired in-process technology due to the early stage of development of the technology. The value of the stock issued for fixed assets was $343,937 based upon the fair value of those assets.

        Baxter will provide funding to GenStar for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 2000 was $1,976,000. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At GenStar’s option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the conversion feature and because we intend to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless GenStar is in default, in which case the amount due bears interest at prime plus 4%.

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

        GenStar, Baxter and certain founding shareholders entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon our achievement of the following milestones:

•	$2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement,

•	$5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement, and

•	$10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement.

    Sidney Kimmel Cancer Center

        Sidney Kimmel Cancer Center originally owned 339,000 shares of GenStar Common Stock and Dr. Royston was Chief Executive Officer of SKCC until June 2000. GenStar has entered into the following transactions with SKCC:

        In August 1998, GenStar and SKCC entered into a new sublease agreement for approximately 4,800 square feet of office and laboratory space. The monthly lease payment was approximately $14,800 plus our share of facility expenses. The lease expired in May 2000.

        In November 1997, GenStar entered into a license agreement with Dr. Daniel Mercola and SKCC under which GenStar obtained an exclusive right to certain technology. GenStar is obligated to pay royalties on its net sales revenues and a percentage of revenues from sublicenses relating the technology. GenStar terminated this license agreement in 1999.

        In 2000, GenStar entered into a facility lease with SKCC and a note payable to SKCC in the amount of $200,000 to finance leasehold improvements on the facility. During 2000, 1999 and 1998, the Company paid the research organization $555,399, $308,972 and $115,493, respectively, for rent, license fees and services.

    Other Transactions

        In August 1997, GenStar issued warrants to purchase 200,000 shares of Common Stock to Dr. Sobol. These warrants were exercisable at $0.05 per share (the fair market value of the Common Stock on the date of grant) and expire on July 31, 2001. The warrant was exercised in February 2000.

        In July 1998, we received $1,030,000 representing proceeds from the sale of unsecured convertible notes payable which bore interest at 8% per annum and were due on June 30, 1999, unless previously converted. The notes were convertible, at the option of the holder, into Common Stock at $1.00 per share, and automatically converted into 1,030,000 shares of Common Stock on June 22, 1999 upon filing of a registration statement to register the resale of the underlying shares. In addition, each note holder received a warrant to purchase a number of shares of Common Stock of GenStar equal to one share for each $2.00 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 per share. The warrants were valued at an aggregate value of $305,910 and recorded to interest expense. The following GenStar officers and directors participated in these transactions: Mr. Quadros, Dr. Sobol, Dr. Raschke and Dr. Royston each purchased notes for $50,000 and received a warrant for 25,000 shares of Common Stock.

        In April 1999, we received $400,000 representing proceeds from the sale of unsecured convertible notes payable which bear interest at 8% per annum and are due on March 31, 2000, unless previously converted. The notes were convertible, at the option of the holder, into Common Stock at $0.30 per share, and automatically converted into 1,333,333 shares of Common Stock on June 22, 1999 upon filing of a registration statement to register the resale of the underlying shares. In addition, each note holder received a warrant to purchase a number of shares of Common Stock of GenStar equal to one share for each $0.30 of principal under the purchased note. The warrants are exercisable for seven years from issuance and have an exercise price of $0.30 per share. The warrants were valued at an aggregate value of $266,667 and recorded to interest expense. The following GenStar officers and directors participated in these transactions:

•	Mr. Quadros purchased notes for $10,000 and received a warrant for 33,333 shares of Common Stock.

•	Dr. Raschke purchased notes for $40,000 and received warrants for 133,333 shares of Common Stock.

•	Ms. Sandvik purchased notes for $5,000 and received warrants for 16,667 shares of Common Stock.

•	Dr. Royston purchased notes for $25,000 and received a warrant for 83,333 shares of Common Stock.

•
Dr. Raschke and his spouse also received a Finder’s Fee for amounts raised in this offering of $9,250 in cash and warrants for 30,833 shares of Common Stock exerciseable at $0.30 per share for seven years.

        In January 2000, we completed an offering of 6,362,801 shares of Common Stock and warrants to purchase 1,773,899 shares of Common Stock for $8.3 million. Victor W. Schmitt, a director of the company, purchased 33,113 shares of Common Stock and a warrant exercisable for 16,556 shares of Common Stock at an aggregate purchase price of $25,000.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Index to Financial Statements

1.    Historical Financial Statements
Page
Report of Ernst & Young LLP, Independent Auditors	39

Consolidated Balance Sheets at December 31, 2000 and 1999	40

Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998 and the period from July 1, 1991 (inception) to December 31, 2000	41

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 1991 (inception) to December 31, 2000	42

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998 and the period from July 1, 1991 (inception) to December 31, 2000	45

Notes to Consolidated Financial Statements	46

2.    Schedules to Financial Statements

        All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        (b)  Reports on Form 8-K

        None.

        (c)  Exhibits

Exhibit No.	Description
2.1	Distribution Agreement between the Company and Medstone International Inc.(1)

2.2	Asset Purchase Agreement, dated as of February 28, 1998, between UroGen and Baxter Healthcare Corporation(2)

2.3	Amendment to Asset Purchase Agreement, dated as of May 27, 1998, between UroGen and Baxter.(2)

2.4	Distribution Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.5	Investor Rights Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.6	Developmental Collaboration Agreement, dated July 8, 1998 between UroGen and Baxter.(2)

2.7	Credit Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.8	Technology License Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation

4.1	Certificate of Designation of Preferences and Rights of Series A Preferred Stock of UroGen.(2)

4.2	Certificate of Designation of Preferences and Rights of Series B Preferred Stock of UroGen.(2)

4.3	Certificate of Designation of Preferences and Rights of Series C Preferred Stock of UroGen.(2)

10.1	Contribution Agreement between the Company and Medstone International, Inc. dated October 31, 1995(1)
Exhibit No.	Description
10.2	Form of Indemnification Agreement(1)

10.3	UroGen Corp. 1995 Stock Plan(1)

10.4	UroGen Corp. 1995 Director Option Plan(1)

10.5	License Agreement, dated March 5, 1997, between UroGen and The Immune Response Corporation.(3)

10.6	Amendment to License Agreement, dated January 29, 1999, between UroGen and The Immune Response Corporation.(3)

10.7	License Agreement, dated November 5, 1997, by and among UroGen, Sidney Kimmel Cancer Center and Daniel A.Mercola, M.D., Ph.D.(3)

10.8	License Agreement, dated September 20, 1996 between UroGen and The Regents of the University of California.(3)

10.9	Form of Note and Warrant Purchase Agreement, dated July 8, 1998 between UroGen and various investors.(3)

10.10	Warrant Certificate, dated July 31, 1997, between UroGen and Robert E. Sobol.(3)

10.11	Distribution Agreement, dated July 8, 1998, by and among UroGen and Baxter.(2)

10.12	Investor Rights Agreement, dated July 8, 1998, between UroGen and Baxter. (2)

10.13	Developmental Collaboration Agreement, dated July 8, 1998 between UroGen and Baxter.(2)

10.14	Credit Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

10.15	Technology License Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

10.16	Form of Note and Warrant Purchase Agreement, dated April 28, 1999 between UroGen and various investors.(4)

10.17	UroGen Corp. 1999 Stock Plan(4)

10.18	Form of Common Stock and Warrant Purchase Agreement dated January 21, 2000 between UroGen and various investors.(4)

10.19	Form of Common Stock Purchase Agreement dated January 21, 2000 between UroGen and various investors.(4)

10.20	Form of Common Stock Purchase Agreement dated February 17, 2000 between UroGen and various investors.

23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Previously filed with the Company’s Application for Registration on Form 10-SB dated February 9, 1996.

(2)	Previously filed with the Company’s current Report on Form 8-K dated February 9, 1996.

(3)	Previously filed with the Company’s Annual Report on Form 10-KSB dated May 24, 1999.

(4)	Previously filed with the Company Registration Statement on Form SB-2 dated February 10, 2000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GenStar Therapeutics Corporation

        We have audited the accompanying consolidated balance sheets of GenStar Therapeutics Corporation (a development stage enterprise) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000 and the period from July 1, 1991 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenStar Therapeutics Corporation (a development stage enterprise) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and the period from July 1, 1991 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2001

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS

Current assets:
Cash and cash equivalents	$ 5,294,655	$ 921,994
Short-term investments	16,060,771	—
Accounts receivable	13,177	114,208
Investments underlying deferred compensation, current portion	69,481	—
Other current assets	129,972	9,461

Total current assets	21,568,056	1,045,663
Property and equipment, net	2,185,786	569,121
Investments underlying deferred compensation	—	134,308
Deferred loan fee	585,639	—
Other assets	104,990	77,821

	$ 24,444,471	$ 1,826,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 449,264	$ 399,485
Accrued employee benefits	172,879	73,915
Other accrued liabilities	250,972	81,856
Capital lease obligation, current portion	79,886	42,696
Notes payable, current portion	272,002	—

Total current liabilities	1,225,003	597,952
Capital lease obligation, net of current portion	84,955	51,314
Notes payable, net of current portion	524,492	—
Other long-term liabilities	33,862	—
Deferred compensation	417,324	206,962
Advance from related party	1,975,597	1,876,003

Commitments

Stockholders’ equity (deficit):
Preferred Stock—$0.01 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding	58	58
Series B Preferred Stock, 7,041 and 2,998 shares issued and outstanding	70	30
Common Stock—$0.001 par value, 40,000,000 shares authorized; 22,726,052 and 12,104,101 shares issued and outstanding	22,726	12,104
Unrealized gain on short-term investments	360,586	—
Additional paid-in capital	41,933,728	11,606,880
Deficit accumulated during the development stage	(22,133,930)	(12,524,390)

Total stockholders’ equity (deficit)	20,183,238	(905,318)

	$ 24,444,471	$ 1,826,913

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2000
	2000	1999	1998
Revenues	$ 161,763	$ 117,867	$ 192,300	$ 1,121,010
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	6,414,553	2,710,921	1,915,548	14,560,142
Write-off of acquired in-process technology	1,654,924	—	5,455,505	7,110,429
General and administrative	2,373,597	817,111	487,501	4,537,661

Total costs and expenses	10,443,074	3,528,032	7,858,554	27,030,110

Loss from operations	(10,281,311)	(3,410,165)	(7,666,254)	(25,909,100)
Other income (expense)	(11,975)	(71,749)	300	(19,648)
Interest expense	(229,476)	(360,417)	(306,106)	(895,999)
Interest income	913,222	23,504	9,672	965,024

Net loss	$ (9,609,540)	$(3,818,827)	$(7,962,388)	$(25,859,723)

Basic and diluted net loss per share	$ (0.46)	$ (0.35)	$ (1.00)

Number of shares used in the computation of basic and diluted net loss per share	21,006,279	10,762,787	7,997,319

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During the Development Stage	Advances From Medstone	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Advances and contributions from Medstone July 1, 1991 to December 31, 1997	—	—	—	—	—	—	—	$4,388,875	—	—	$4,388,875
Distribution of stock dividend and net assets February 9, 1996	—	—	5,616,528	$5,617	$ 657,465	—	—	(4,388,875)	$3,725,793	—	—
Distribution of Common Stock for services at $0.05 per share	—	—	363,000	363	17,787	—	—	—	—	—	18,150
Issuance of Common Stock for cash upon exercise of options at $0.05 per share	—	—	1,410,000	1,410	69,090	—	—	—	—	—	70,500
Issuance of Common Stock for cash and note receivable at $0.05 per share	—	—	147,791	148	7,242	$ (7,242)			—	—	148
Net loss and comprehensive loss July 1, 1991 to December 31, 1997	—	—	—	—	—	—	$ (743,175)	—	(3,725,793)	—	(4,468,968)

Balance at December 31, 1997	—	—	7,537,319	$7,538	$ 751,584	$ (7,242)	$ (743,175)	—	—	—	$ 8,705

Issuance of Preferred and Common Stock for equipment and acquired in-process technology at $0.63 and $630 per share, respectively, net of issuance costs of $83,366	5,830	$58	1,841,219	1,841	5,714,176	—	—	—	—	—	5,716,075
Issuance of warrants for Common Stock valued at $0.59 per share	—	—	—	—	305,910	—	—	—	—	—	305,910
Interest and other related to note receivable from stockholder	—	—	—	—	11,250	(13,280)	—	—	—	—	(2,030)
Net loss and comprehensive loss	—	—	—	—	—	—	(7,962,388)	—	—	—	(7,962,388)

Balance at December 31, 1998	5,830	$58	9,378,538	$9,379	$6,782,920	$(20,522)	$(8,705,563)	—	—	—	$(1,933,728)

Continued on next page

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2000 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During the Development Stage	Advances From Medstone	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1998	5,830	$ 58	9,378,538	$ 9,379	$ 6,782,920	$(20,522)	$ (8,705,563)	—	—	—	$(1,933,728)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	2,998	30	—	—	2,997,970	—	—	—	—	—	2,998,000
Issuance of Common Stock upon conversion of notes payable plus accrued interest at $1.00 and $0.30 per share	—	—	2,460,811	2,461	1,509,958	—	—	—	—	—	1,512,419
Collection of note receivable	—	—	—	—	—	20,522	—	—	—	—	20,522
Issuance of Common Stock for cash upon exercise of options at $0.05 per share	—	—	36,319	36	1,475	—	—	—	—	—	1,511
Issuance of warrants valued at $0.18 and $0.20 per share	—	—	—	—	311,667	—	—	—	—	—	311,667
Issuance of Common Stock for cash upon exercise of warrants at $.001 per share	—	—	218,433	218	—	—	—	—	—	—	218
Issuance of Common Stock for services at $0.29 per share	—	—	10,000	10	2,890	—	—	—	—	—	2,900
Net loss and comprehensive loss	—	—	—	—	—	—	(3,818,827)	—	—	—	(3,818,827)

Balance at December 31, 1999	8,828	$ 88	12,104,101	$12,104	$11,606,880	$ —	$(12,524,390)	$ —	$ —	$ —	$ (905,318)

Continued on next page

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2000—(Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During the Development Stage	Advances From Medstone	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1999	8,828	$ 88	12,104,101	$12,104	$11,606,880	$ —	$(12,524,390)	—	—	—	$ (905,318)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	4,043	40	—	—	4,043,039	—	—	—	—	—	4,043,079
Issuance of Common Stock, net of offering costs	—	—	8,362,801	8,363	23,416,026	—	—	—	—	—	23,424,389
Issuance of Common Stock for cash upon exercise of options	—	—	560,917	561	125,539	—	—	—	—	—	126,100
Issuance of Common Stock for cash upon exercise of warrants	—	—	408,281	408	268,178	—	—	—	—	—	268,586
Net exercises of warrants for Common Stock	—	—	991,952	992	(992)	—	—	—	—	—	—
Issuance of options at less than Fair Market Value	—	—	—	—	217,200	—	—	—	—	—	217,200
Issuance of Common Stock for purchase of technology	—	—	288,000	288	1,458,432	—	—	—	—	—	1,458,720
Issuance of Common Stock for services	—	—	10,000	10	64,990	—	—	—	—	—	65,000
Issuance of stock options to consultant	—	—	—	—	47,436	—	—	—	—	—	47,436
Issuance of warrants valued at $2.00 per share in connection with a loan agreement	—	—	—	—	687,000	—	—	—	—	—	687,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,609,540)	—	—	—	(9,609,540)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	360,586	360,586

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,248,954)

Balance at December 31, 2000	12,871	$128	22,726,052	$22,726	$41,933,728	$ —	$(22,133,930)	$ —	$ —	$360,586	$20,183,238

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2000
	2000	1999	1998
Cash flows from operating activities:
Net loss	$ (9,609,540)	$(3,818,827)	$(7,962,388)	$(25,859,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	1,519,500	—	5,455,505	6,975,005
Expenses paid via advances from related party	—	—	695,557	695,557
Depreciation and amortization	404,414	130,525	25,715	1,055,266
Accrued interest paid through issuance of Common Stock	—	40,245	—	40,245
Stock and options issued for services	329,636	2,900	—	456,686
Gain (loss) on disposal of property and equipment	363	—	—	(81,444)
Amortization of debt discount and loan fee	101,361	308,656	265,640	675,657
Deferred rent	33,863	—	—	33,863
Change in operating assets and liabilities:
Accounts receivable	101,031	(114,208)	—	(13,177)
Other current assets	(120,511)	10,712	(20,173)	(129,972)
Other assets	37,658	(182,077)	(28,987)	(174,471)
Accounts payable	49,779	7,024	323,637	449,264
Amounts due to stockholder	—	(315,000)	315,000	—
Other current liabilities	207,300	(60,529)	258,996	405,767
Deferred compensation	210,362	177,975	28,987	417,324

Net cash used in operating activities	(6,734,784)	(3,812,604)	(642,511)	(15,054,153)

Cash flows from investing activities:
Purchase of short-term investments	(15,700,185)	—	—	(15,700,185)
Purchase of property and equipment	(1,684,454)	(169,919)	(63,493)	(2,433,372)

Net cash used in investing activities	(17,384,639)	(169,919)	(63,493)	(18,133,557)

Cash flows from financing activities:
Advances from related party	4,142,669	4,178,446	—	8,321,115
Repayment of note receivable from stockholder	—	20,000	—	20,000
Proceeds from notes payable	750,000	400,000	1,030,000	2,180,000
Repayment of capital lease and notes payable	(219,661)	(10,641)	—	(230,302)
Proceeds from issuance of Common Stock upon exercise of options and warrants	393,098	1,729	—	465,327
Proceeds from sale of Common Stock, net of issuance costs	23,425,978	—	(83,366)	23,342,760
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash provided by financing activities	28,492,084	4,589,534	946,634	38,482,365

Net increase in cash and equivalents	4,372,661	607,011	240,630	5,294,655
Cash and equivalents, beginning of year	921,994	314,983	74,353	—

Cash and equivalents, end of year	$ 5,294,655	$ 921,994	$ 314,983	$ 5,294,655

See Note 13 for supplemental cash flow information.
See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

1.    Organization and Summary of Significant Accounting Policies

    Organization

        GenStar Therapeutics Corporation (the “Company”) is a biotechnology company dedicated to the development of innovative gene therapy products for the treatment of hemophilia, cancer, HIV/AIDs and other genetic disorders.

        The Company was incorporated as UroGen Corp. in Delaware on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders.

        In March 2000, the Company’s name was legally changed to GenStar Therapeutics Corporation.

    Basis of Presentation

        The consolidated financial statements include the accounts of GenStar Therapeutics Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales as yet, the Company’s financial statements are presented as statements of a development stage enterprise.

    Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

    Short-term Investments

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method; there were no realized gains or losses for the year ended December 31, 2000. Prior to 2000, the Company did not have any short-term investments, only cash and cash equivalents.

        At December 31, 2000, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Corporate debt securities	$12,554,480	$12,811,040	$256,560
Obligations of U.S. government agencies	1,003,904	1,044,378	40,474
Obligations of foreign government agencies	699,801	740,870	41,069
Other short-term investments	1,442,000	1,464,483	22,483

Total short-term investments	$15,700,185	$16,060,771	$360,586

        Approximately 74% and 26% of these securities mature within one and two years of December 31, 2000, respectively. At December 31, 1999 there were no short-term investments.
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Property and Equipment

        Property and equipment is stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease. Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $363,161, $130,525 and $25,715, respectively.

    Patents

        Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

    Stock-Based Compensation

        The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

    Net Loss Per Share

        Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2000, 1999 and 1998 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

    Income Taxes

        The Company provides for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

    Research and Development

        Research and development costs are expensed as incurred.

    Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income or loss, including net income or loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income or loss and other comprehensive income or loss, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income or loss. Comprehensive loss for the three years ended December 31, 2000 consisted of the following:

	2000	1999	1998
Net loss	$(9,609,540)	$(3,818,827)	$(7,962,388)
Other comprehensive loss:
Unrealized gain on short-term investments	360,586	—	—

Comprehensive loss	$(9,248,954)	$(3,818,827)	$(7,962,388)

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

    New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which the Company adopted effective January 1, 2001. The statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of this statement is not expected to have a significant effect on the financial position or results of operations of the Company, as the Company does not engage in activities covered by the statement.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25 (“FIN 44”). FIN 44, which has been adopted prospectively as of July 1, 2000, clarifies the application of APB 25 with respect to stock related compensation. Management believes the Company’s accounting for its stock options is in compliance with the guidelines provided in FIN 44, and, therefore, the adoption of FIN 44 did not affect the Company’s results of operations for the year ended December 31, 2000.

2.    Common Stock Offering

        In January and February 2000, the Company raised $25.3 million from the sale of 8,362,801 shares of Common Stock and warrants for an additional 1,773,899 shares of Common Stock. The warrants are exercisable through January 20, 2005 and have an exercise price of $0.75 per share.

3.    Acquisition of Technology and Related Agreements

        In May 2000, the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common Stock, and an obligation to issue an additional 12,000 shares of Common Stock. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,519,500 based on the fair value of the Common Stock on the date of the agreement and was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it. We anticipate that it will take at least five years to complete the Allegro product and obtain regulatory approvals, if we are to obtain approvals.
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In July 1998, the Company executed various agreements with Baxter Healthcare Corporation pursuant to which the Company acquired certain rights and assets from Baxter. Under the terms of the agreements, the Company obtained the rights to Baxter’s adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based upon a discounted cash flow analysis with a discount rate of 50%, estimated research and development costs for six years and product revenues commencing in year seven, after the assumed completion of clinical trials and product approval by the Food and Drug Administration (“FDA”). The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses of the technology been identified. The value of the stock issued for property and equipment was $343,937 based upon the fair value of those assets. We estimate that it will take at least four years to complete the product licensed from Baxter and obtain regulatory approvals, if we are able to obtain approvals.

        Baxter will provide funding to the Company for continued research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter will provide such funding through the date on which the treatment of the first patient in a Phase I clinical trial begins. This development funding is provided under a Credit Agreement. The balance outstanding under the Credit Agreement as of December 31, 2000 was $1,975,597. Amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At the Company’s option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The balance has been presented as a non-current liability on the accompanying balance sheet due to the Company’s conversion right and because the Company intends to convert the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless the Company is in default, in which case the amount due bears interest at prime plus 4%.

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

        The Company, Baxter and certain founding shareholders (the “Founders”) entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase
Series C Preferred Stock at a price of $1,000 per share upon the Company’s achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the FDA of a product developed under the Developmental Collaboration Agreement.
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

        Property and equipment are comprised of the following:

	December 31,
	2000	1999
Equipment	$1,756,787	$465,803
Equipment under capital lease	232,163	145,900
Furniture and fixtures	235,959	26,674
Leasehold improvements	481,297	88,112

	2,706,206	726,489
Accumulated depreciation	520,420	157,368

	$2,185,786	$569,121

5.    Capital Lease Obligation

        During 1999, the Company entered into capital lease agreement under which up to $250,000 in equipment may be leased. At December 31, 2000 and 1999, the Company had equipment acquired under capital leases of $232,163 and $145,900, respectively, with related accumulated depreciation of $50,712 and $10,730, respectively. Total depreciation expense on assets under capital lease for the years ended December 31, 2000, 1999 and 1998 was $39,982, $10,730 and none, respectively. In connection with this capital lease agreement the Company issued a warrant for 250,000 shares of Common Stock to the lessor (Note 7). The warrant was exercised in July 2000.

        Additionally, in February 2001, the Company entered into another capital lease agreement under which up to $2,325,000 in equipment may be leased. The Company financed $445,504 of equipment under this lease agreement in February 2001.

        Future minimum lease payments at December 31, 2000 are as follows:

2001	$ 98,604
2002	85,044
2003	5,037
2004	—

Total minimum obligations	188,685
Interest	(23,844)

Present value of minimum lease obligations	164,841
Current portion	(79,886)

Long-term lease obligations at December 31, 2000	$ 84,955

6.    Notes Payable

        During 2000, the company entered into a note payable in the amount of $750,000. The note payable is secured by equipment and carries a weighted average effective interest rate of approximately 9.6%. In addition, the Company issued a warrant for 100,000 shares of Common Stock to Baxter in exchange for Baxter’s guarantee of this note payable (Note 7).
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Additionally, during 2000, the Company entered into a note payable with our landlord in the amount of $200,000 to finance the construction of leasehold improvements. The note payable carries an interest rate of 10% (Note 10).

        The scheduled maturities of notes payable at December 31, 2000 are as follows: $337,268 in 2001, $337,268 in 2002, $163,260 in 2003, $50,993 in 2004 and $33,995 in 2005, including interest. The notes mature from 2003 through 2005.

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

        In addition, each note holder in the July 1998 financing received a warrant to purchase a number of shares of Common Stock of the Company equal to one share for each $2.00 of principal under the purchased note. Each note holder in the April 1999 financing received a warrant to purchase the same number of shares of Common Stock as his or her notes converted into. The warrants are exercisable for seven years from issuance and have an exercise price of $0.74 and $0.30 per share, respectively. The fair value of the warrants was amortized to interest expense through the expected date of conversion of the notes. Amortization during the years ended December 31, 1999 and 1998 was $304,906 and $265,640, respectively, and the warrants were fully amortized during 1999.

7.    Stockholders’ Equity

    Preferred Stock

        The Company is authorized to issue 5,000,000 shares of Preferred Stock $0.01 par value. As of December 31, 2000, 40,000, 10,000 and 17,000 shares were designated Series A, Series B, and Series C, respectively.

        As of December 31, 2000, there were 5,830 shares of Series A Preferred Stock issued and outstanding. Holders of the Series A Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of ten dollars ($10.00) per share and have no voting rights. The Series A Preferred Stock is convertible into Common Stock on a 1,000 to 1 basis; provided, however, that no shares are convertible prior to July 8, 2001.

        As of December 31, 2000, there were 7,041 shares of Series B Preferred Stock issued and outstanding. The Company anticipates that Series B Preferred Stock will be issued only to Baxter in payment for amounts funded by Baxter under the Credit Agreement. Holders of the Series B Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock and have no voting rights, except for a vote as to whether the Company may issue additional Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock or into Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the treatment of the first patient under an Initial New Drug Application for a Collaboration Product (as defined) commences in a Phase I Clinical Trial (the “IND Milestone Date”), (ii) the date five years after the last advance of funds by Baxter under the Credit Agreement between Baxter and the Company through and including the IND Milestone Date and (iii) automatic conversion pursuant to the terms of the Credit Agreement. The Series B Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s Common Stock (as defined), multiplied by (b) the number of shares of Series B Preferred converted. The Series B Preferred Stock is convertible into Series A Preferred on a one for one basis. The “Liquidation Value” is initially $1,000 per share of Series B Preferred.

        As of December 31, 2000, there were no shares of Series C Preferred Stock issued and outstanding. The Company anticipates that Series C Preferred Stock will be issued only to Baxter upon GenStar meeting certain specified milestones (the “Series C Milestones”). Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and to holders of Common Stock and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred may be converted into Common Stock or into Series A Preferred Stock at the option of the holder, and converts automatically to Common Stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s Common Stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. The Series C Preferred Stock is convertible into Series A Preferred on a one for one basis.

    Warrants

        In August 2000, the Company issued a warrant to purchase 100,000 fully vested and its shares of Common Stock to Baxter in exchange for a guarantee of the Company’s note payable. The warrant is fully vested and is exercisable for five years at an exercise price of $2.00 per share. The warrant, valued at $687,000, was classified as a deferred loan fee and is being amortized to interest expense over the term of the note.

        In January 2000, the Company completed an equity offering in which warrants for 1,773,899 shares of Common Stock were issued. Additionally, warrants for 360,000 shares of Common Stock were issued to the underwriter as part of the underwriter’s commission. The warrants are exercisable at $0.75 per share and expire in 2005. As of December 31, 2000, warrants for 1,771,782 remain outstanding.

        In September 1999, the Company issued a warrant to purchase 250,000 shares to a leasing company related to a lease line for capital equipment (Note 5). The warrant was exercisable for seven years at an exercise price of $0.30 per share. The warrant was valued at $45,000 and was amortized to interest expense over the term of the lease. The warrant was exercised in July 2000.

        Holders of the convertible notes payable also hold warrants to purchase 515,000 and 1,364,166 shares of Common Stock at an exercise price of $0.74 per share and $0.30 per share, respectively (Note 6). As of December 31, 2000, warrants to purchase 337,500 and 914,168 shares of Common Stock, respectively, remain outstanding.

        In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants were exercisable at $.05 per share and expire on July 31, 2001. The warrants were exercised in February 2000.

    Stock Options

        The 1995 Director Option Plan (the “Director Plan”) was adopted by the Board and approved by the stockholders in 1995 and amended in February 2000 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 550,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides that each non-employee director is automatically granted an option to purchase 45,000 shares of GenStar Common Stock upon his or her initial election or appointment as a non-employee director. Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 15,000 shares of GenStar Common Stock on December 31 of each year so long as he or she remains a non-employee director. The exercise price of options granted to non-employee directors must be the fair market value of GenStar Common Stock on the date of grant.

        Options granted to non-employee directors have a ten-year term, subject to a non-employee director’s continued service as a director. The initial options granted to non-employee directors vest over three years at the rate of one-third per year and the annual options vest one year from the date of grant. As of December 31, 2000, options to purchase 95,000 shares of Common Stock had been granted under The Director Option Plan and options to purchase 45,000 shares were vested.

        The 1995 Stock Plan, which was adopted by the Board of Directors (the “Board”) and authorized by the Stockholders in 1995, authorizes the Board, or one or more committees which the Board may appoint from among its members (the “Committee”), to grant options and rights to purchase Common Stock to officers, employees, consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonstatutory stock options, as determined by the Board or the Committee. The 1995 Stock Plan initially reserved 1,850,000 shares for issuance under the Plan, to be increased the first day of each year by the number of shares equal to two percent of the Company’s total outstanding common shares. Options granted pursuant to the 1995 Stock Plan above have exercise periods of ten years and vest over one to four years.

        The 1999 Stock Plan, which was adopted by the Board in 1999 and approved by the Stockholders in February 2000, authorizes the Board or the Committee to grant options and rights to purchase Common Stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 1999 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board or the Committee. The 1999 Stock Plan initially reserved 4,000,000 shares for issuance under the Plan to be increased the first day of each year by the number of shares equal to two percent of the Company’s total outstanding common shares. Options granted pursuant to the 1999 Stock Plan have exercise periods of ten years and generally vest over four years.
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 1997	350,000	20,000	$0.05
Granted	—	15,000	$0.33
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—

Balance at December 31, 1998	350,000	35,000	$0.06
Granted	3,021,183	15,000	$0.30
Exercised	(30,217)	—	$0.05
Canceled	(114,783)	—	$0.15
Expired	—	—	—

Balance at December 31, 1999	3,226,183	50,000	$0.29
Granted	1,883,016	45,000	$5.96
Exercised	(555,917)	(5,000)	$0.22
Canceled	(80,000)	—	$0.20
Expired	—	—	—

Balance at December 31, 2000	4,473,282	90,000	$2.66

        Options outstanding as of December 31, 2000 are as follows:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.05—$ 0.30	345,992	7.66	$0.16	157,163	$0.07
$0.31—$ 3.00	2,321,716	7.27	$0.32	1,188,350	$0.32
$3.01—$ 6.49	690,000	9.40	$3.98	—	—
$6.50—$ 8.00	1,040,574	9.40	$6.86	—	—
$8.01—$10.75	165,000	9.82	$9.69	—	—

$0.05—$10.75	4,563,282			1,345,513

        As disclosed in Note 1, the Company has elected to follow APB 25 and related interpretations in accounting for its employee and director stock options and warrants, because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee and director stock options and warrants. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price or fair value of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: a risk-free interest rate of 6.5%, 6% and 6%, respectively, a dividend yield of 0% for all three years, a volatility factor of the expected market price of the Company’s Common Stock of 95%, 70% and 65%, respectively, and an expected life of the option of two to five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the year ended December 31,
	2000	1999	1998
Pro forma net loss	$(9,949,000)	$(3,846,000)	$(7,964,000)
Pro forma net loss per share	$ (.47)	$ (0.36)	$ (1.00)

        The following Common Stock is reserved for future issuance at December 31, 2000:

Stock options:
Granted and outstanding	4,563,282
Reserved for future grants	992,656
Warrants	3,123,450
Series A Preferred Stock	5,830,000

14,509,388

        The number of shares of Common Stock into which Series B Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value at the date of conversion.

8.    Income Taxes

        Prior to the distribution of GenStar Common Stock by Medstone, income taxes had been allocated to the Company on a “separate return” basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company’s net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company’s available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred subsequent to 1995. The Company has established a valuation allowance to fully offset its deferred tax assets as the realization of these amounts is uncertain.

        Deferred tax assets are comprised of the following:

	December 31,
	2000	1999
Loss carryforwards	$ 6,213,000	$ 2,949,000
Research and development credit carryforwards	821,000	358,000
Capitalized research and development	2,467,000	2,001,000
Other, net	82,000	8,000

Total deferred tax assets	9,583,000	5,316,000
Valuation allowance	(9,583,000)	(5,316,000)

Net deferred tax assets	$ —	$ —

        As of December 31, 2000, the Company has Federal and state net operating loss carryforwards of approximately $15,279,000 and $15,044,000, respectively, which will begin to expire in 2011 and 2001, respectively, unless previously utilized. The company has Federal and state research and development credit carryforwards of approximately $603,000 and $337,000, respectively, which will begin to expire in 2011 unless previously utilized.

        Under Internal Revenue Code Sections 382 and 383, the Company’s use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

9.    Revenues

        For the years ended December 31, 2000 and 1999 all revenue was from a research grant from the National Institutes of Health (NIH). For the year ended December 31, 1998, $143,500 of the revenues was from a research agreement with the Immune Response Corporation, and $48,800 was from a research grant from the NIH.

10.    Related Party Balances and Transactions

        In 2000, the Company entered into a facility lease and a note payable with a research organization, in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2000, 1999 and 1998, the Company paid the research organization $555,399, $308,972 and $115,493, respectively, for rent, license fees and services (Note 11).

        During 1998, the Company paid four stockholders/officers a total of $81,250 for consulting services.

11.    Commitments

    Facilities

        During 2000, the Company entered into a lease agreement with an affiliated research organization for approximately 22,000 square feet of office and laboratory space. The lease expires in 2005 with an option to extend the lease for an additional five years. The Company also leases approximately 8,600 square feet of office and laboratory space for our manufacturing facility. This lease expires in August 2004, with two options to extend the lease for an additional three years (Note 10).

        Additionally, the Company entered into a lease agreement to lease 20,000 square feet of office and laboratory space for an additional manufacturing facility beginning April 2001. Under this lease agreement, the area leased by the Company will expand an additional 23,000 square feet within one year of the commencement of the lease term. This lease expires in 2011 with one option to extend the lease for an additional five years.

        For the years ended December 31, 2000, 1999 and 1998, rent expense was approximately $722,000, $303,000 and $93,000, respectively.

        Future minimum lease payments under all of these leases are as follows:

2001	$ 1,457,630
2002	2,182,714
2003	2,420,987
2004	2,420,100
2005	2,078,794

Total	$10,560,225

GENSTAR THERAPEUTICS CORPORATION
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Licenses

        In May 2000, GenStar acquired the rights to a license agreement between Allegro and the University of California Regents (“UC Regents”) to license certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Under the license agreement, the Company is obligated to issue 12,000 shares of Common Stock to the UC Regents in the name of Shellwater & Co. Additionally, beginning in May 2003 the Company is required to pay an annual license fee of $10,000 until May 2006, or until sales of licensed product commence, whichever occurs first. The Company is also required to make milestone payments of $15,000 upon filing an Investigative Device Exemption Application incorporating any licensed product, $25,000 upon the initiation of the first Phase II efficacy study for licensed product, $50,000 for each licensed product regulatory approval and $15,000 for each Drug Master File for gene therapy delivery of a third party product. A minimum annual royalty of $25,000 is payable beginning with the year of first commercial sale of licensed product, but no later than 2006. If clinical trials have not commenced by 2008, the minimum annual royalty will increase to $100,000.

        The Company is obligated to make a milestone payment to Immune Response Corporation of $200,000 upon the approval by the FDA or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 which was paid in February 2000.

        In September 1996, the Company entered into a license agreement with the UC Regents to license rights to certain patents and continuing applications thereof in the field of diagnosis of metastases by nucleic acid amplification. The Company is required to pay an annual license maintenance fee of $10,000 until the Company is selling licensed product. The Company is also required to pay milestone fees of $25,000 upon filing an Initial New Drug Application on a licensed product or method with the FDA and $50,000 upon marketing approval of a licensed product or method by the FDA. The Company will pay royalties on its net sales revenues of licensed products or methods. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty will be credited against earned royalty due for the year in which the annual minimum payment was made.

12.    Profit Sharing Plan and Deferred Compensation Plan

        In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 2000, 1999 and 1998 were $170,201, $105,064 and $13,960, respectively.

        In 1998, the Company established a deferred compensation plan. Certain employees are allowed to defer up to 25% of their salaries under this plan. Additionally, the Company allows employees 25% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits may be allocated to the deferred compensation plan. During the years ended December 31, 2000, 1999 and 1998, the Company’s contributions to the deferred compensation plan were $122,650, $71,488 and $11,105, respectively. Employer contributions vest over a four-year period. The liability for the deferred compensation plan was funded by the purchase of life insurance policies; these life insurance policies were liquidated in January 2001.
GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Supplemental Cash Flow Information

        During 2000, a warrant for 100,000 shares of Common Stock was issued to Baxter in conjunction with Baxter’s guarantee of a note payable. The warrant was valued at $687,000 and classified as deferred loan fees and is being amortized to interest expense over the term of the note payable. Additionally, the Company acquired $200,000 of leasehold improvements under a note payable to a related party.

        During the years ended December 31, 2000 and 1999, the Company acquired equipment valued at $95,735 and $145,900, respectively, under capital lease agreements. A warrant for 250,000 shares related to the capital lease was valued at $45,000. The warrant was exercised in 2000.

        During 2000, the Company issued 288,000 shares of Common Stock valued at $1,519,500 to acquire the license for technologies for the treatment and prevention of AIDS and for lentiviral gene therapy (Note 3).

        During the two years ended December 31, 2000, amounts due Baxter under the credit agreement of $4,043,079 and $2,998,000 were converted into 4,043 and 2,998 shares of Series B Preferred Stock, respectively.

        During 1999, convertible Notes Payable and accrued interest in the amount of $1,512,419 converted into 2,460,811 shares of Common Stock.

        As more fully described in Note 3, in 1998 the Company acquired certain technology and equipment in exchange for 5,830 shares of Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company valued at $5,799,442. The equipment acquired was valued at $343,937 based on an appraisal.

        During the third quarter of 1998, a portion of the Company’s operations were located at Baxter’s facility. The costs incurred for such operations of $695,557 were reimbursed to Baxter via the Credit Agreement (Note 3).

        Cash paid for income taxes was $1,600, $2,465 and $800 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for interest was $78,867, $8,177 and none for the years ended December 31, 2000, 1999 and 1998, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENSTAR THERAPEUTICS CORPORATION
A Delaware Corporation

Date: April 2, 2001

Signature	Title	Date

/s/ PAUL D. QUADROS Paul D. Quadros	Chairman and Chief Financial Officer	April 2, 2001

/s/ ROBERT E. SOBOL Robert E. Sobol	Chief Executive Officer	April 2, 2001

/s/ LEE R. MC CRACKEN Lee R. McCracken	President and Chief Business Officer	April 2, 2001

/s/ CARIN D. SANDVIK Carin D. Sandvik	Sr. Director of Finance and Administration Chief Accounting Officer (Principal accounting officer)	April 2, 2001

/s/ PETER F. BERNARDONI Peter F. Bernardoni	Director	April 2, 2001

/s/ IVOR ROYSTON Ivor Royston	Director	April 2, 2001

/s/ VICTOR W. SCHMITT Victor W. Schmitt	Director	April 2, 2001

/s/ WEI - -WEI ZHANG Wei-Wei Zhang	Director	April 2, 2001