Form 10QSB
period 2001-03-31
GENSTAR THERAPEUTICS CORP
filed 2001-05-11
CIK 1003929

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27264

                               ----------------

                       GenStar Therapeutics Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                             33-0687976
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification no.)

              10836 Altman Row, 2/nd/ Floor, San Diego, CA, 92121
              (Address of principal executive offices) (Zip code)

      Registrant's Telephone Number, including area code: (858) 450-5949

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the Common Stock of the registrant outstanding as of April 30, 2001, was 22,892,330.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

                              INDEX TO FORM 10-QSB

                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
 ITEM 1. FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2001
          (UNAUDITED) AND DECEMBER 31, 2000...........................      2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE PERIOD
          FROM JULY 1, 1991 (INCEPTION) TO MARCH 31, 2001.............      3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE PERIOD
          FROM JULY 1, 1991 (INCEPTION) TO MARCH 31, 2001.............      4

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS..................................................      5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      7

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS............................................     10
 ITEM 2. CHANGES IN SECURITIES........................................     10
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................     10
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     10
 ITEM 5. OTHER INFORMATION............................................     10
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................     10
         SIGNATURES...................................................     11

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents........................ $  4,014,487  $  5,294,655
  Short-term investments...........................   15,041,213    16,060,771
  Accounts receivable..............................        1,727        13,177
  Investments underlying deferred compensation.....          --         69,481
  Other current assets.............................      117,763       129,972
                                                    ------------  ------------
    Total current assets...........................   19,175,190    21,568,056

Property and equipment, net........................    2,255,984     2,185,786
Deferred loan fee..................................      518,066       585,639
Other assets.......................................      476,952       104,990
                                                    ------------  ------------
                                                    $ 22,426,192  $ 24,444,471
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable................................. $    457,814  $    449,264
  Accrued employee benefits........................      210,928       172,879
  Other accrued liabilities........................      207,836       250,972
  Current portion of notes payable.................      278,591       272,002
  Current portion of capital lease obligation......      218,970        79,886
                                                    ------------  ------------
    Total current liabilities......................    1,374,139     1,225,003

Notes payable, net of current portion..............      452,324       524,492
Capital lease obligation, net of current portion...      347,576        84,955
Other long-term liabilities........................       45,373        33,862
Deferred compensation..............................      404,370       417,324
Advance from related party.........................    1,975,597     1,975,597

Commitments

Stockholders' equity:
  Preferred Stock--$0.01 par value, 5,000,000
   shares authorized:
    Series A Preferred Stock, 5,830 shares issued
     and outstanding...............................           58            58
    Series B Preferred Stock, 7,041 shares issued
     and outstanding...............................           70            70
  Common Stock--$0.001 par value, 40,000,000 shares
   authorized; 22,784,523 and 22,726,052 issued and
   outstanding.....................................       22,785        22,726
  Unrealized gain on short-term investments........      435,046       360,586
  Additional paid-in capital.......................   42,071,465    41,933,728
  Deficit accumulated during development stage.....  (24,702,611)  (22,133,930)
                                                    ------------  ------------
    Total stockholders' equity.....................   17,826,813    20,183,238
                                                    ------------  ------------
                                                    $ 22,426,192  $ 24,444,471
                                                    ============  ============

                            See accompanying notes.

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended      July 1, 1991
                                        ------------------------  (inception)
                                         March 31,    March 31,   to March 31,
                                           2001         2000          2001
                                        -----------  -----------  ------------
Revenue...............................  $    32,171  $    32,871  $  1,153,181
                                        -----------  -----------  ------------
Costs and expenses:
  Cost of sales.......................          --           --        821,878
  Research and development............    1,943,106      985,541    16,503,248
  Write-off of acquired in-process
   technology.........................          --           --      7,110,429
  General and administrative..........      831,657      333,720     5,369,318
                                        -----------  -----------  ------------
Total costs and expenses..............    2,774,763    1,319,261    29,804,873
                                        -----------  -----------  ------------
Loss from operations..................   (2,742,592)  (1,286,390)  (28,651,692)
Other income (expense)................          (33)          59       (19,681)
Interest expense......................     (123,512)     (20,341)   (1,019,511)
Interest income.......................      297,454      161,275     1,262,478
                                        -----------  -----------  ------------
Net loss..............................  $(2,568,683) $(1,145,397) $(28,428,406)
                                        ===========  ===========  ============
Basic and diluted loss per share......  $     (0.11) $     (0.07)
                                        ===========  ===========
Number of shares used in the
 computation of basic and diluted loss
 per share ...........................   22,747,278   17,192,777
                                        ===========  ===========


                            See accompanying notes.

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          For the three months     July 1, 1999
                                             ended March 31,       (inception)
                                         ------------------------  to March 31,
                                            2001         2000          2001
                                         -----------  -----------  ------------
Net loss...............................  $(2,568,683) $(1,145,397) $(28,428,406)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Write-off of in-process technology
   acquired with stock.................          --           --      6,975,005
  Expenses paid via advances from
   related party.......................          --           --        695,557
  Depreciation and amortization........      158,079       58,695     1,213,345
  Stock and options issued for services
   and other...........................          --        13,140       496,931
  Gain (loss) on disposal of fixed
   assets..............................          --           363       (81,444)
  Amortization of debt discount and
   loan fee............................       67,574          --        743,231
  Deferred rent........................       11,507          --         45,370
  Change in assets and liabilities:
    Accounts receivable................       11,450      113,555        (1,727)
    Other current assets...............       12,209      (26,048)     (117,763)
    Other assets.......................     (302,480)     (50,110)     (476,951)
    Accounts payable...................        8,550     (144,837)      457,814
    Other current liabilities..........       (5,083)      80,789       400,684
    Deferred compensation..............      (12,954)      40,772       404,370
                                         -----------  -----------  ------------
Net cash used in operating activities..   (2,619,831)  (1,059,078)  (17,673,984)

Cash flows from investing activities:
  Purchase of short-term investments...   (3,304,273)         --    (19,004,459)
  Sale of short-term investments.......    4,398,295          --      4,398,295
  Purchase of property and equipment...     (228,278)    (230,520)   (2,661,650)
                                         -----------  -----------  ------------
Net cash provided by (used in)
 investing activities..................      865,744     (230,520)  (17,267,814)

Cash flows from financing activities:
  Advances from related party..........          --       773,703     8,321,115
  Repayment of note receivable from
   stockholder.........................          --           --         20,000
  Proceeds from investor's short-swing
   profit..............................      123,820          --        123,820
  Proceeds from notes payable and
   other...............................      445,504      188,780     2,625,504
  Repayment of capital lease and notes
   payable.............................     (109,377)     (15,585)     (339,679)
  Stock issuance costs.................          --    (1,882,610)   (1,965,976)
  Proceeds from issuance of common
   stock upon exercise of options and
   warrants............................       13,972       43,817       479,299
  Proceeds from sale of Common Stock...          --    25,308,588    25,308,736
  Net advances from Medstone...........          --           --      3,883,465
  Capital contribution by Medstone.....          --           --        500,000
                                         -----------  -----------  ------------
Net cash provided by financing
 activities............................      473,919   24,416,693    38,956,284
                                         -----------  -----------  ------------
Net (decrease) increase in cash and
 equivalents...........................   (1,280,168)  23,127,095     4,014,486
Cash and equivalents, beginning of
 period................................    5,294,655      921,994           --
                                         -----------  -----------  ------------
Cash and equivalents, end of period....  $ 4,014,487  $24,049,089  $  4,014,486
                                         ===========  ===========  ============

                            See accompanying notes.

                       GENSTAR THERAPEUTICS CORPORATION
                       (A development stage enterprise)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

   1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of GenStar Therapeutics Corporation as of and for the periods indicated. GenStar presumes that users of the interim financial information have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 2000 filed on April 2, 2001 by the Company have been omitted. The financial information herein is not necessarily representative of a full year's operations.

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

   3. In accordance with the Financial Accounting Standards Board's SFAS No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the three-month periods ended March 31, 2001 and 2000. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

   4. In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment may be leased. The Company financed $445,504 of equipment under this lease agreement during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Company acquired equipment valued at $96,000 under another capital lease agreement.

   5. Cash paid for interest during the three months ended 2001 and 2000 was $52,000 and $11,000.

   6. SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholder's equity. For the three months ended March 31, 2001 and 2000, respectively, the comprehensive loss consisted of:

                                                        Three months ended
                                                             March 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
   Net loss.......................................... $(2,568,683) $(1,145,397)
   Other comprehensive loss:
     Unrealized gain on investments..................      74,460          --
                                                      -----------  -----------
   Comprehensive loss................................ $(2,494,223) $(1,145,397)
                                                      ===========  ===========

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 March 31, 2001


   7. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

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

Results of Operations

 Revenues

   GenStar has generated revenues to date of $1,153,000 from contract research agreements and grants. Total revenues for the three months ended March 31, 2000 and 2001 were $33,000 and $32,000, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts. We do not anticipate revenues from products for at least five years.

 Research and development

   Research and development expenses during the three months ended March 31, 2000 and 2001 were $986,000 and $1,943,000, respectively. Research and development expense increased $957,000, or 97%, in the first quarter of 2001 compared to the first quarter of 2000 due to an overall increase in research and development activity. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

 General and administrative expense

   General and administrative expense during the three months ended March 31, 2000 and 2001 were $334,000 and $832,000, respectively. General and administrative expense increased $498,000, or 149%, in the first quarter of 2001 compared to the first quarter of 2000. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

 Interest income and expense

   Interest income during the three months ended March 31, 2000 and 2001 of $161,000 and $297,000, respectively, is a result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit. Interest expense for the three months ended March 31, 2000 and 2001 was $20,000 and $124,000, respectively. Interest expense in both periods relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability.

Liquidity and Capital Resources

   Net cash used by operating activities during the three months ended March 31, 2000 and 2001 was $1,059,000 and $2,620,000, respectively. Net cash used by operating activities consists primarily of GenStar's net loss increased by non-cash expenses. Net cash used by investing activities during the three months ended March 31, 2000 of $231,000 consists of the purchase of furniture and equipment. Net cash used by investing activities during the three months ended March 31, 2001 of $866,000 consists of purchases and sales of short-term investments and purchases of furniture and equipment. Net cash provided by financing activities of $24,417,000 for the three months ended March 31, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock and $774,000 paid by Baxter under the credit agreement. Net cash provided by financing activities during the three months ended March 31, 2001 of $474,000 consists primarily of proceeds from our capital lease agreement, offset by repayments of capital lease and notes payable.

   GenStar's future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. provided GenStar with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. These notes were converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. These notes were converted to common stock on June 22, 1999. In January 2000, we raised $8.3 million from the sale of Common Stock and warrants for Common Stock. In February 2000, we raised an additional $17 million from the sale of Common Stock. GenStar has incurred net losses of $28,428,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

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

   We anticipate our existing capital resources, including funds received from Baxter under the Developmental Collaboration Agreement, will enable us to maintain our current and planned operations through the middle of 2002. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

Quantitative and Qualitative Disclosures About Market Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

   The Company does not conduct business with foreign entities, and does not have any foreign exchange risk.

                        GENSTAR THERAPEUTICS CORPORATION
                        (A development stage enterprise)

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   None.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          Genstar Therapeutics Corporation
                                          A Delaware Corporation

Date: May 11, 2001                        By:     /s/ Carin D. Sandvik
                                            ___________________________________
                                                     Carin D. Sandvik
                                                Sr. Director of Finance and
                                                      Administration
                                                 Chief Accounting Officer
                                              (Principal accounting officer)