Form 10QSB
period 2001-06-30
GENSTAR THERAPEUTICS CORP
filed 2001-08-14
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27264

GENSTAR THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0687976 (I.R.S. Employer Identification no.)

10865 Altman Row, 2nd Floor, San Diego, CA, 92121
(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, including area code: (858) 450-5949

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          The number of shares of the Common Stock of the registrant outstanding as of August 10, 2001, was 23,307,119.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

INDEX TO FORM 10-QSB

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000	2

	Condensed Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2001 and 2000 and the period from July 1, 1991 (inception) to June 30, 2001	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2001 and 2000 and the period from July 1, 1991 (inception) to June 30, 2001	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures	11

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 4,589,107	$ 5,294,655
Short-term investments	15,274,918	16,060,771
Accounts receivable	18,297	13,177
Investments underlying deferred compensation	—	69,481
Receivable from related party	1,699,394	—
Other current assets	155,003	129,972

Total current assets	21,736,719	21,568,056
Property and equipment, net	2,482,869	2,185,786
Restricted cash	428,383	—
Deferred loan fee	450,492	585,639
Other assets	476,952	104,990

	$ 25,575,415	$ 24,444,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 385,012	$ 449,264
Accrued employee benefits	255,758	172,879
Other accrued liabilities	160,912	250,972
Current portion of notes payable	285,341	272,002
Current portion of capital lease obligation	313,342	79,886

Total current liabilities	1,400,365	1,225,003
Notes payable, net of current portion	378,407	524,492
Capital lease obligation, net of current portion	489,323	84,955
Other long-term liabilities	237,692	33,862
Deferred compensation	422,299	417,324
Advance from related party	5,848,361	1,975,597

Commitments

Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding	58	58
Series B Preferred Stock, 7,041 shares issued and outstanding	70	70
Series C Preferred Stock, 20,000 shares issued and outstanding	20	—
Common Stock—$0.001 par value, 40,000,000 shares authorized; 22,964,524 and 22,726,052 issued and outstanding	22,965	22,726
Unrealized gain on short-term investments	352,294	360,586
Additional paid-in capital	44,115,748	41,933,728
Deficit accumulated during development stage	(27,692,187)	(22,133,930)

Total stockholders’ equity	16,798,968	20,183,238

	$ 25,575,415	$ 24,444,471

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		July 1, 1991 (inception) to June 30, 2001
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenue	$ 40,263	$ 40,262	$ 72,434	$ 73,133	$ 1,193,444

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	2,332,256	1,438,565	4,275,362	2,424,106	18,835,504
Write-off of acquired in-process technology	—	1,633,205	—	1,633,205	7,110,429
General and administrative	879,590	669,650	1,711,247	1,003,371	6,248,908

Total costs and expenses	3,211,846	3,741,420	5,986,609	5,060,682	33,016,719

Loss from operations	(3,171,583)	(3,701,158)	(5,914,175)	(4,987,549)	(31,823,275)
Other income (expense)	137	(17,253)	104	(17,194)	(19,544)
Interest expense	(129,779)	(31,620)	(253,291)	(51,961)	(1,149,290)
Interest income	311,649	336,544	609,103	497,819	1,574,127

Net loss	$(2,989,576)	$ (3,413,487)	$(5,558,259)	$(4,558,885)	$(31,417,982)

Basic and diluted loss per share	$ (0.13)	$ (0.16)	$ (0.24)	$ (0.23)

Number of shares used in the computation of basic and diluted loss per share	22,871,491	21,609,347	22,809,745	19,447,187

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		July 1, 1999 (inception) to June 30, 2001
	2001	2000
Net loss	$(5,558,259)	$ (4,558,885)	$(31,417,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	1,519,500	6,975,005
Expenses paid via advances from related party	—	—	695,557
Depreciation and amortization	332,208	138,432	1,387,474
Stock and options issued for services and other	—	145,340	496,931
(Gain) loss on disposal of fixed assets	7,274	363	(74,170)
Amortization of debt discount and loan fee	135,148	—	810,805
Deferred rent	203,829	—	237,692
Change in assets and liabilities:
Accounts receivable	(5,120)	112,701	(18,297)
Other current assets	(25,031)	(84,694)	(155,003)
Other assets	(730,864)	(79,634)	(905,335)
Accounts payable	(64,252)	(55,083)	385,012
Other current liabilities	(7,178)	118,833	398,589
Deferred compensation	4,975	71,442	422,299

Net cash used in operating activities	(5,707,270)	(2,671,685)	(20,761,423)
Cash flows from investing activities:
Purchase of short-term investments	(9,418,509)	—	(25,118,694)
Sale of short-term investments	10,196,070	—	10,196,070
Purchase of property and equipment	(542,300)	(739,190)	(2,975,672)

Net cash provided by (used in) investing activities	235,261	(739,190)	(17,898,296)
Cash flows from financing activities:
Advances from related party	2,173,374	2,230,451	10,494,489
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	123,820	—	123,820
Proceeds from notes payable and other	653,233	750,000	2,833,233
Repayment of capital lease and notes payable	(242,421)	(57,059)	(472,723)
Stock issuance costs	—	—	(1,965,976)
Proceeds from issuance of common stock upon exercise of options and warrants	58,455	355,053	523,782
Proceeds from sale of common stock and preferred stock	2,000,000	23,425,978	27,308,736
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	4,766,461	26,704,423	43,248,826

Net (decrease) increase in cash and equivalents	(705,548)	23,293,548	4,589,107
Cash and equivalents, beginning of period	5,294,655	921,994	—

Cash and equivalents, end of period	$4,589,107	$24,215,542	$ 4,589,107

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

          1.  The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of GenStar Therapeutics Corporation as of and for the periods indicated. GenStar presumes that users of the interim financial information have read or have access to the Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 2000 filed on April 2, 2001 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

          2.  Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt and equity securities with maturities in excess of 90 days when purchased. In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss.

          3.  In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the six-month periods ended June 30, 2001 and 2000. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

          4.  In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment may be leased. The Company financed $653,000 of equipment under this lease agreement during the six months ended June 30, 2001. Additionally, in April, 2001, the Company entered into an additional capital lease agreement under which $94,000 of equipment was financed. During the six months ended June 30, 2000 the Company acquired equipment valued at $86,000 under a capital lease agreement.

          5.  Cash paid for interest during the six months ended 2001 and 2000 was $110,000 and $39,000, respectively.

          6.  SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2001 and 2000, respectively, the comprehensive loss consisted of:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net loss	$(2,989,576)	$(3,413,487)	$(5,558,259)	$(4,558,885)
Other comprehensive loss:
Unrealized loss on investments	(82,752)	—	(8,292)	—

Comprehensive loss	$(3,072,328)	$(3,413,487)	$(5,566,551)	$(4,558,885)

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           7.  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which the Company adopted on January 1, 2001. SFAS No. 133 sets forth a comprehensive and consistent standard for the recognition of derivatives and hedging activities. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

          8.  Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter was required to provide funding for pre-clinical development of the hemophilia product and when the Company treated the first patient in a Phase I Clinical Trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. The $2,000,000 milestone payment was to be in the form of a purchase of Series C Preferred Stock. The first patient in the Phase I Clinical Trial was treated in June 2001, at which time Baxter paid the milestone payment and the Company issued 20,000 shares of Series C Preferred Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

          The technology for the treatment and prevention of AIDS is based upon vaccination with a genetically modified HIV virus. The modified virus is incapable of replication and suitable for administration to humans. The modified virus is still capable of infecting cells and expressing HIV genes resulting in the generation of immune responses that eradicate HIV infected cells in laboratory studies.

          GenStar’s current activities consist of the development of the MAXIMUM-AD gene transfer system for our hemophilia A product, our DUAL-AD vector product for prostate cancer, and the MAXIMUM-AD and LENTI-HIV vector systems for the treatment and prevention of HIV/AIDS and other sexually transmitted diseases. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years.

Results of Operations

Revenues

          GenStar has generated revenues to date of $1,193,000 from contract research agreements and grants. Total revenues for the six months ended June 30, 2000 and 2001 were $73,000 and $72,000, respectively, and for the three months ended June 30, 2000 and 2001 were $40,000 for both years. We anticipate seeking additional research agreements and grants to help fund research and development efforts. We do not anticipate revenues from products for at least five years.

Research and development and acquired in-process technology expense

          Research and development expenses, excluding acquired in-process technology expenses, increased $1,851,000 to $4,275,000 during the six months ended June 30, 2001 compared to $2,424,000 for the six months ended June 30, 2000. During the three months ended June 30, 2001 research and development expenses, excluding acquired in-process technology increased $893,000 to $2,332,000 compared to $1,439,000 for the three months ended June 30, 2000. Research and development expenses, excluding acquired in-process technology expenses, increased in both the six month and three month periods ended June 30, 2001 compared to the same periods of 2000 due principally to an overall increase in research and development activity. In May 2000, the company acquired Allegro, which resulted in a charge to write-off acquired in-process technology of $1,633,000. There were no acquired in-process technology expenses during either the six months or three months ended June 30, 2001 compared to $1,633,000 for both the six and three months ended June 30, 2000. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish additional manufacturing capabilities.

General and administrative expense

          General and administrative expense increased $708,000 during the six months ended June 30, 2001 to $1,711,000 compared to $1,003,000 for the six months ended June 30, 2000. During the three months ended June 30, 2001 general and administrative expense increased $210,000 to $880,000 compared to $670,000 for the three months ended June 30, 2000. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

Interest income and expense

          Interest income increased $111,000 during the six months ended June 30, 2001 to $609,000 compared to $498,000 for the six months ended June 30, 2000. During the three months ended June 30, 2001 interest income decreased $25,000 to $312,000 compared to $337,000 for the three months ended June 30, 2000. Interest income is a result of the investment of excess cash in money market accounts, corporate and international bonds and certificates of deposit. Interest expense increased $201,000 for the six months ended June 30, 2001 to $253,000 compared to $52,000 for the six months ended June 30, 2000. During the three months ended June 30, 2001 interest expense increased $98,000 to $130,000 compared to $32,000 for the three months ended June 30, 2000. Interest expense in both 2000 and 2001 relates to equipment financing and interest accrued on the deferred compensation liability.

Liquidity and Capital Resources

          Net cash used by operating activities during the six months ended June 30, 2000 and 2001 was $2,672,000 and $5,722,000, respectively. Net cash used by operating activities consists primarily of GenStar’s net loss increased by non-cash expenses. Net cash used by investing activities during the six months ended June 30, 2000 of $739,000 consists of the purchase of furniture and equipment. Net cash provided by investing activities during the six months ended June 30, 2001 of $250,000 consists of purchases and sales of short-term investments and purchases of furniture and equipment. Net cash provided by financing activities of $26,704,000 for the six months ended June 30, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock of $23,781,000, proceeds from convertible notes payable of $750,000 and $2,230,000 paid by Baxter under the credit agreement. Net cash provided by financing activities during the six months ended June 30, 2001 of $4,766,000 consists primarily of $2,173,000 paid by Baxter under the credit agreement, proceeds from the sale of Series C Preferred Stock to Baxter of $2,000,000, proceeds from our capital lease agreement of $653,000, offset by repayments of capital lease and notes payable of $242,000.

           GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. provided GenStar with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8% Convertible Subordinated Notes due June 30, 1999, which raised $1,030,000. These notes were converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. These notes were converted to common stock on June 22, 1999. In January 2000, we raised $8.3 million from the sale of Common Stock and warrants for Common Stock. In February 2000, we raised an additional $17 million from the sale of Common Stock. GenStar has incurred net losses of $31,418,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

          We anticipate our existing capital resources will enable us to maintain our current and planned operations through 2003. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

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

/s/ CARIN D. SANDVIK
By:
Carin D. Sandvik
Sr. Director of Finance and Administration
Chief Accounting Officer
(Principal accounting officer)

Date:    August 14, 2001