Form 10QSB
period 2001-09-30
GENSTAR THERAPEUTICS CORP
filed 2001-11-13
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

          The number of shares of the Common Stock of the registrant outstanding as of November 7, 2001, was 23,584,998.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2001 (Unaudited) and December 31, 2000	2

	Condensed Consolidated Statements of Operations (Unaudited) Three and Nine months Ended September 30, 2001 and 2000 and the period from July 1, 1991 (inception) to September 30, 2001	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months Ended September 30, 2001 and 2000 and the period from July 1, 1991 (inception) to September 30, 2001	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 2.	Changes in Securities	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,064,084	$ 5,294,655
Short-term investments	18,378,035	16,060,771
Accounts receivable	69,018	13,177
Investments underlying deferred compensation	—	69,481
Other current assets	54,342	129,972

Total current assets	19,565,479	21,568,056
Property and equipment, net	2,582,214	2,185,786
Restricted cash	434,150	—
Deferred loan fee	382,918	585,639
Other assets	513,776	104,990

	$23,478,537	$24,444,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 656,941	$ 449,264
Accrued employee benefits	227,454	172,879
Other accrued liabilities	174,513	250,972
Current portion of notes payable	292,254	272,002
Current portion of capital lease obligation	306,403	79,886

Total current liabilities	1,657,565	1,225,003
Notes payable, net of current portion	302,699	524,492
Capital lease obligation, net of current portion	421,433	84,955
Other long-term liabilities	278,013	33,862
Deferred compensation	459,907	417,324
Advance from related party	—	1,975,597

Commitments

Stockholders’ equity:
Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 and 5,830 shares issued and outstanding	6	6
Series B Preferred Stock, 12,890 and 7,041 shares issued and outstanding	13	7
Series C Preferred Stock, 2,000 and none shares issued and outstanding	2	—
Common Stock—$0.001 par value, 50,000,000 shares authorized; 23,583,503 and 22,726,052 issued and outstanding	23,584	22,726
Unrealized gain on short-term investments	517,675	360,586
Additional paid-in capital	50,488,421	41,933,843
Deficit accumulated during development stage	(30,670,781)	(22,133,930)

Total stockholders’ equity	20,358,920	20,183,238

	$23,478,537	$24,444,471

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		July 1, 1991 (inception) to
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000	September 30, 2001
Revenue	$ 89,898	$ 40,263	$ 162,332	$ 113,396	$ 1,283,342

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	2,299,555	1,808,407	6,575,071	4,232,738	21,135,213
Write-off of acquired in-process technology	—	21,718	—	1,654,924	7,110,429
General and administrative	905,295	653,269	2,616,940	1,656,647	7,154,600

Total costs and expenses	3,204,850	2,483,394	9,192,011	7,544,309	36,222,120

Loss from operations	(3,114,952)	(2,443,131)	(9,029,679)	(7,430,913)	(34,938,778)
Other income (expense)	(1,626)	53	(1,522)	(17,140)	(21,170)
Interest expense	(111,002)	(19,115)	(364,293)	(71,076)	(1,260,293)
Interest income	249,540	364,550	858,643	862,369	1,823,667

Net loss	$ (2,978,040)	$ (2,097,643)	$ (8,536,851)	$ (6,656,760)	$(34,396,574)

Basic and diluted loss per share	$ (0.13)	$ (0.09)	$ (0.37)	$ (0.33)

Number of shares used in the computation of basic and diluted loss per share	23,176,047	22,475,760	22,931,846	20,456,711

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		July 1, 1999 (inception) to September 30, 2001
	2001	2000
Net loss	$ (8,536,851)	$ (6,656,760)	$(34,396,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	1,519,500	6,975,005
Expenses paid via advances from related party	—	—	695,557
Depreciation and amortization	515,647	240,663	1,570,913
Stock and options issued for services and other	166,108	307,804	663,039
(Gain) loss on disposal of fixed assets	11,866	363	(69,578)
Amortization of debt discount and loan fee	202,721	—	878,378
Deferred rent	244,147	—	278,010
Change in assets and liabilities:
Accounts receivable	(55,841)	100,787	(69,018)
Other current assets	75,630	(60,931)	(54,342)
Other assets	(773,455)	(23,464)	(947,926)
Accounts payable	207,677	217,315	656,941
Other current liabilities	(21,884)	58,428	383,883
Deferred compensation	42,583	157,597	459,907

Net cash used in operating activities	(7,921,652)	(4,138,698)	(22,975,805)
Cash flows from investing activities:
Purchase of short-term investments	(16,969,690)	(15,149,952)	(32,669,875)
Sale of short-term investments	14,809,515	—	14,809,515
Purchase of property and equipment	(829,670)	(1,163,751)	(3,263,042)

Net cash used in investing activities	(2,989,845)	(16,313,703)	(21,123,402)
Cash flows from financing activities:
Advances from related party	3,872,768	4,142,669	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	123,820	—	123,820
Proceeds from notes payable and other	653,233	750,000	2,833,233
Repayment of capital lease and notes payable	(386,045)	(140,688)	(616,347)
Stock issuance costs	—	—	(1,965,976)
Proceeds from issuance of common stock upon exercise of options and warrants	419,963	371,873	885,290
Proceeds from sale of common stock and preferred stock	2,000,000	23,425,978	27,308,736
Repurchase of restricted stock	(2,813)	—	(2,813)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	6,680,926	28,549,832	45,163,291

Net (decrease) increase in cash and equivalents	(4,230,571)	8,097,431	1,064,084
Cash and equivalents, beginning of period	5,294,655	921,994	—

Cash and equivalents, end of period	$ 1,064,084	$ 9,019,425	$ 1,064,084

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

          3.    In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, net loss per share is based on the average number of shares of common stock outstanding during the nine-month periods ended September 30, 2001 and 2000. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

          4.    In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment may be leased. The Company financed $653,000 of equipment under this lease agreement during the nine months ended September 30, 2001. Additionally, in April, 2001, the Company entered into an additional capital lease agreement under which $94,000 of equipment was financed. During the nine months ended September 30, 2000 the Company acquired equipment valued at $96,000 under a capital lease agreement.

          5.    Cash paid for interest during the nine months ended 2001 and 2000 was $149,000 and $46,000, respectively.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

          6.    SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2001 and 2000, respectively, the comprehensive loss consisted of:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net loss	$(2,978,040)	$(2,097,643)	$(8,536,851)	$(6,656,760)
Other comprehensive loss:
Unrealized gain (loss) on investments	165,381	(9,418)	157,089	(9,418)

Comprehensive loss	$(2,812,659)	$(2,107,061)	$(8,379,762)	$(6,666,178)

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

          8.    In June, 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. The Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is not anticipated to have an impact on the Company’s operations or financial condition as the Company does not currently have goodwill or other indefinitely lived assets.

          9.    Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

          10.    Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter was required to provide funding for pre-clinical development of the hemophilia product and when the Company treated the first patient in a Phase I Clinical Trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. In June 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock. Additionally, the remaining balance under the Credit Agreement of $5,848,000 was converted to Series B Preferred Stock in August, 2001. The Series B Preferred Stock is convertible at Baxter’s option into 2,101,773 shares of Common Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

          GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and has funded the development of our Factor VIII product for hemophilia.

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

          In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common stock and an obligation to issue an additional 12,000 shares of common stock. Allegro has a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro had no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

          GenStar’s current activities consist of the development of the MAXIMUM-AD gene transfer system for our hemophilia A product (MAX-AD FVIII), our DUAL-AD vector product for prostate cancer, and the MAXIMUM-AD and LENTI-HIV vector systems for the treatment and prevention of HIV/AIDS and other sexually transmitted diseases. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years.

          In our ongoing Phase I clinical trial for hemophilia A, we are testing one patient currently and will be accruing additional patients based on the study protocol that has been cleared by the FDA. Our current patient continues to express Factor VIII approximately four months after treatment at a level of approximately 1%.

Results of Operations

Revenues

          GenStar has generated revenues to date of $1,283,000 from contract research agreements and grants. Total revenues for the nine months ended September 30, 2000 and 2001 were $113,000 and $162,000, respectively, and for the three months ended September 30, 2000 and 2001 were $40,000 and $90,000, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts. We do not anticipate revenues from products for at least five years.

Research and development and acquired in-process technology expense

          Research and development expenses, excluding acquired in-process technology expenses, increased $2,342,000 to $6,575,000 during the nine months ended September 30, 2001 compared to $4,233,000 for the nine months ended September 30, 2000. During the three months ended September 30, 2001 research and development expenses, excluding acquired in-process technology increased $492,000 to $2,300,000 compared to $1,808,000 for the three months ended September 30, 2000. Research and development expenses, excluding acquired in-process technology expenses, increased in both the nine month and three month periods ended

September 30, 2001 compared to the same periods of 2000 due principally to an overall increase in research and development activity. In May 2000, the company acquired Allegro, which resulted in a charge to write-off acquired in-process technology of $1,655,000. There were no acquired in-process technology expenses during either the nine months or three months ended September 30, 2001 compared to $1,655,000 for the nine months ended September 30, 2000 and $22,000 for the three months ended September 30, 2000. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market.

General and administrative expense

          General and administrative expense increased $960,000 during the nine months ended September 30, 2001 to $2,617,000 compared to $1,657,000 for the nine months ended September 30, 2000. During the three months ended September 30, 2001 general and administrative expense increased $252,000 to $905,000 compared to $653,000 for the three months ended September 30, 2000. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have increased related to the increased level of operations, and we expect general and administrative expenses to continue to increase to support our increasing research and development activities.

Interest income and expense

          Interest income decreased $3,000 during the nine months ended September 30, 2001 to $859,000 compared to $862,000 for the nine months ended September 30, 2000. During the three months ended September 30, 2001 interest income decreased $115,000 to $250,000 compared to $365,000 for the three months ended September 30, 2000. Interest income is a result of the investment of excess cash in money market accounts, corporate and international bonds and certificates of deposit. Interest expense increased $293,000 for the nine months ended September 30, 2001 to $364,000 compared to $71,000 for the nine months ended September 30, 2000. During the three months ended September 30, 2001 interest expense increased $92,000 to $111,000 compared to $19,000 for the three months ended September 30, 2000. Interest expense in both 2000 and 2001 relates to equipment financing and interest accrued on the deferred compensation liability.

Liquidity and Capital Resources

          Net cash used by operating activities during the nine months ended September 30, 2000 and 2001 was $4,139,000 and $7,922,000, respectively. Net cash used by operating activities consists primarily of GenStar’s net loss increased by non-cash expenses. Net cash used by investing activities during the nine months ended September 30, 2000 and 2001 was $16,314,000 and $2,990,000, respectively. Net cash used by investing activities consists of purchases and sales of short-term investments and the purchase of furniture and equipment. Net cash provided by financing activities of $28,550,000 for the nine months ended September 30, 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock of $23,798,000, proceeds from convertible notes payable of $750,000 and $4,143,000 paid by Baxter under the credit agreement. Net cash provided by financing activities during the nine months ended September 30, 2001 of $6,681,000 consists primarily of $3,873,000 paid by Baxter under the credit agreement, proceeds from the sale of Series C Preferred Stock to Baxter of $2,000,000, proceeds from our capital lease agreement of $653,000 and proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $420,000, offset by repayments of capital lease and notes payable of $386,000.

          GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. Medstone International, Inc. provided GenStar with a $500,000 capital contribution of cash on February 9, 1996. In July 1998, we completed an offering of 8%

Convertible Subordinated Notes due September 30, 1999, which raised $1,030,000. These notes were converted to common stock on June 22, 1999. In April 1999, we completed another offering of Convertible Subordinated Notes due March 30, 2000, which raised $400,000. These notes were converted to common stock on June 22, 1999. In January 2000, we raised $8.3 million from the sale of Common Stock and warrants for Common Stock. In February 2000, we raised an additional $17 million from the sale of Common Stock. GenStar has incurred net losses of $34,397,000 since its inception and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. The development of potential human therapeutic products involve a number of risks and uncertainties. Actual events may differ from the company’s expectations. The results of human clinical trials cannot be predicted. The outcome of these clinical trials will be dependent upon a number of factors, including approvals from regulatory agencies and enrollment of patients in the clinical trials that meet all of the eligibility criteria. The results of gene therapy in animal models or in single patient studies does not guarantee that the same results can or will be repeated in subsequent patient studies because of several potential risks. These include the risk that side effects may result from the treatments and other risks and uncertainties inherent in the development of gene therapy products. In addition, the timeline for clinical activity, results of pending or future clinical trails, and changes in the status of the company’s collaborative relationships, as well as the risk factors listed from time to time in the company’s periodic reports with the Securities and Exchange Commission may affect the actual results achieved by the company. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, pre clinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

          We anticipate our existing capital resources will enable us to maintain our current and planned operations through most of 2003. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

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

GENSTAR THERAPEUTICS CORPORATION
A Delaware Corporation

Date: November 13, 2001	/s/ CARIN D. SANDVIK

Carin D. Sandvik
Sr. Director of Finance and Administration
Chief Accounting Officer
(Principal accounting officer)