Form 10KSB40
period 2001-12-31
GENSTAR THERAPEUTICS CORP
filed 2002-03-29
CIK 1003929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                 to

Commission File Number 0-27264

GENSTAR THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	30-687976 (I.R.S. Employer Identification No.)

10865 ALTMAN ROW, SAN DIEGO, CA, 92121
(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, Including Area Code:
(858) 450-5949

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-K.  ☒

The Company’s revenues for the fiscal year ended December 31, 2001 were $300,900.

The number of shares of the Common Stock of the registrant outstanding as of March 18, 2002, was 23,761,333. The number of shares of Common Stock held by nonaffiliates on such date was approximately 19,945,800 with an estimated value of $25,531,000 based on the closing price of the Company’s Common Stock on the American Stock Exchange on March 18, 2002.

Traditional Small Business Disclosure Format (Check one): Yes  ☒;  No  ☐

GENSTAR THERAPEUTICS CORPORATION
(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-KSB

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report and in our other public statements may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, for example regulatory approval and proprietary protection of our gene therapy products, and their market success relative to alternative products, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future 10-Q, 8-K and 10-K reports filed with the SEC. Also see the section in this report titled “Risks and Uncertainties” following on page 12, where we discuss certain risks and uncertainties which could materially affect the outcome of events described in our forward-looking statements. Other risks and uncertainties besides those listed in this report could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.     BUSINESS

GenStar Therapeutics Corporation ( referred to as “we”, “us”, “our”, “GenStar” or “the Company”) is a biotechnology company dedicated to the development of innovative gene therapy products utilizing advanced gene delivery technologies for the treatment of serious medical disorders. The primary focus of our research and development efforts are in the generation of products for the treatment of hemophilia, cancer and therapeutic vaccines.

Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes. An essential requirement of gene therapy is a suitable delivery system for introducing therapeutic genes into cells.

RESEARCH AND DEVELOPMENT

GenStar has created a broad technology platform that we believe is capable of treating a wide range of serious diseases, from liver-based diseases such as hemophilia to various types of cancer and infectious diseases that include HIV and AIDS. The Company is currently focusing on developing proprietary adenoviral and lentiviral vector technologies that we anticipate will be used for products for the treatment of hemophilia, prostate cancer and HIV/AIDS.

MAXIMUM-AD: The Core Technology

GenStar’s novel core technology is the MAXIMUM-AD (also MAX-AD system, which is based on a common-cold adenoviral vector system that facilitates maximum therapeutic DNA delivery. MAXIMUM-AD has been bioengineered from a common cold adenovirus, with all viral genes removed to provide improved safety and maximum capacity for gene delivery. MAXIMUM-AD is capable of delivering genes to virtually all cell types, with the capacity to carry several times the genetic material of earlier-generation vectors. This large vector can accommodate long strands of DNA that are capable of promoting high levels of transgene expression. The large-capacity MAXIMUM-AD system also can accommodate multiple pieces of DNA which, working together, we believe can increase vector retention in the patient, enhancing long-term expression.

Treatment of Genetic Diseases

MAXIMUM-AD technology is being applied to the delivery of the Factor VIII gene, which is used to treat hemophilia. Patients with Hemophilia A currently must receive frequent injections of Factor VIII. We believe delivery of Factor VIII through gene therapy using the MAXIMUM-AD system will significantly improve blood coagulation on a sustained basis, with long-term expression maintaining the effectiveness of treatment for a much greater duration than existing treatments. Over time, GenStar plans to extend MAXIMUM-AD technology to the treatment of other diseases.

Hemophilia A

There are 50,000 patients with hemophilia in the United States and Europe and approximately half of these patients have Hemophilia A, a severe form of the disease requiring repeated injections of Factor VIII. The total estimated annual market for hemophilia treatment in these two regions alone is approximately $2 billion.

Hemophilia A is a genetic disorder defined by an individual’s inability to produce the blood clotting Factor VIII coagulant protein. Patients suffer from bleeding into soft tissues, muscles and joints and the disease is often debilitating and sometimes fatal. The primary treatment for this disorder is repeated injections of Factor VIII protein.

Believing that gene therapy provides a viable alternative to protein injections, GenStar, working with our research partner, Baxter Healthcare Corporation, has developed a gene-delivery system called MAX-AD FVIII, which is based on the company’s large-capacity MAXIMUM-AD technology. Developed from a common cold adenovirus, GenStar’s product has been genetically modified to replace all viral genes with therapeutic genes that produce Factor VIII. GenStar’s hemophilia product carries the entire human Factor VIII gene coding sequence and is designed to optimize the production of Factor VIII in the liver, one of its primary biological production sites. MAX-AD FVIII uses a molecular switch with a genetic sequence that is designed for increasing Factor VIII expression and sustaining high-level expression and secretion of the protein.

MAX-AD FVIII has been designed to overcome a serious deficiency in current gene therapy approaches, which is the inability to obtain long-term therapeutic levels of gene expression. Gene therapy could provide an improved, more convenient, and more prolonged therapeutic alternative to frequent injections and dramatically improve patients’ quality of life.

Earlier studies in mice demonstrated that MAXIMUM-AD expressed Factor VIII therapeutic threshold levels for nearly one year. Results of this research were published in the scientific periodical BLOOD, the prestigious journal of the American Society of Hematology. Studies in non-human primates during 2000 confirmed earlier investigations showing that a single injection of the MAX-AD FVIII vector can produce therapeutic levels of Factor VIII without adverse effects.

In June 2001, the Phase I safety study commenced with the treatment of the first patient with the MAX-AD FVIII product. The patient demonstrated an increase in Factor VIII clotting factor levels that has been sustained for eight months at approximately the 1% level and continued evaluation of the patient is ongoing. Following the treatment, transient liver chemistries and hematologic abnormalities were observed from an analysis of the patient’s blood. While some of these laboratory abnormalities were severe, these laboratory values returned to normal shortly thereafter, and were not considered clinically serious. After discussions with the Food and Drug Administration (FDA), the study protocol was amended to reduce the dosage for subsequent patients and patient accrual under the revised protocol is ongoing. Patient recruitment is currently underway.

DUAL-AD Technology for Prostate Cancer

GenStar’s DUAL-AD technology combines the MAXIMUM-AD vector platform with a second “helper” vector to produce three essential therapies for prostate cancer patients: 1) the destruction of tumor cells by viral replication; 2) making tumor cells more responsive to radiation therapy; and 3) the creation of an anti-tumor immune response that is capable of destroying metastatic lesions. We anticipate that these multiple methods of treatment will have significant benefits in the treatment of prostrate cancer and other tumors.

With over 185,000 men diagnosed with prostate cancer in the United States each year, and an estimated 375,000 new cases worldwide, there is a pressing need for an effective treatment for this potentially fatal cancer. Assuming that only one half of patients are being treated using current therapies, the total annual market for prostate cancer is estimated at $5 billion.

Current treatments for prostate cancer include surgical removal of the prostate gland and various combinations of chemotherapy, radiation and cryotherapy, none of which are very effective in attacking distant metastatic lesions. GenStar’s DUAL-AD therapy has been designed to kill prostate cancer cells directly and improve the efficacy of radiation therapy while generating an immune response that can destroy metastatic lesions and suppress the spread of the disease to other organs.

The company’s DUAL-AD technology uses the large MAXIMUM-AD vector platform to deliver therapeutic genes by direct injection into the tumor. The two complementary viruses replicate in infected cells, destroying the cancer. Prior to destroying the tumor cells, the vectors have been engineered to replicate and express a therapeutic gene, the cytokine gene interleukin-3 (IL-3), which can enhance the effects of radiation therapy and induce anti-tumor immunity throughout the patient’s body. GenStar has an exclusive license to a patent for the use of IL-3 gene transfer to develop treatments for prostate and other cancers.

GenStar’s pre-clinical studies, with DUAL-AD vectors incorporating a prostate specific antigen (PSA) promoter, have eradicated prostate tumors in animals. Studies also have demonstrated the effectiveness of IL-3 gene expression in enhancing the effects of localized radiation and improving the results of radiation treatments. The Company’s research on prostate cancer has been supported in part by a Small Business Innovation Research grant from the National Cancer Institute.

MAXIMUM-AD as a Vaccine Platform

MAXMIMUM-AD is an excellent platform for vaccinations because it can be delivered intranasally, intradermally or orally and has a large insert capacity. Initially, the MAXIMUM-AD vector system will be used to carry genes for the immunization and treatment of HIV. Eventually, GenStar expects to create vaccines for other sexually transmitted diseases and diseases of the upper respiratory and gastrointestinal tracts that can be administered using MAXIMUM-AD technology.

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

LENTI-HIV technology for HIV/AIDS

GenStar is also investigating the use of its lentiviral technology for HIV vaccine applications. LENTI-HIV is a genetically engineered HIV lentivirus in which the genes responsible for the HIV virus’s replication have been eliminated. The compelling advantage of LENTI-HIV is its ability to generate an immune response to the intact HIV virus without the danger of replicating the active virus. Lentiviral vector systems have the potential to become a gene-delivery system with therapeutic applications beyond the prevention and treatment of HIV. This gene-delivery system offers the broad infectivity and long-term gene expression characteristics of natural lentiviruses and holds potential for clinical development.

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

Manufacturing

GenStar’s 8,600 square foot manufacturing facility was utilized to produce materials for the Phase I clinical trials of our hemophilia product. The manufacturing operations are in the process of being moved to a 23,000 square foot facility we leased in 2001, which will provide for additional manufacturing capacity.

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

We may encounter manufacturing difficulties and any such difficulties which are not easily overcome may have a material adverse affect upon our business, financial condition and results of operations.

Facilities which manufacture product for human clinical trials are required to be registered with the FDA and will be subject to inspections confirming compliance with the FDA’s Good Manufacturing Practices regulations.

Patents and Licenses

We believe that patent and trade secret protection is important to our business and that our future will depend, in part, on our ability to maintain our technology licenses, protect our own trade secrets, secure additional patents and operate without infringing the proprietary rights of others. GenStar currently holds exclusive rights to two issued United States patents for tumor radiosensitization gene therapy technology and several other pending patent applications that relate to genetic therapies and molecular diagnostics.

We have filed a series of United States and foreign patent applications for the MAXIMUM-AD and DUAL-AD vector systems. These applications cover all fields of use for the MAXIMUM-AD system. We have obtained exclusive world-wide rights to a patent covering the use of IL-3 gene transfer used in combination with radiation for enhancing the effects of radiation and stimulating anti-tumor immunity in the treatment of cancer. We have obtained from the University of California exclusive world-wide rights to several patent applications covering all fields of use for the LENTI-HIV systems.

The pharmaceutical and biotechnology fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Research has been conducted for many years in the gene therapy field by pharmaceutical and biotechnology companies and other organizations. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to ours. Patent applications are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. We may not be aware of all of the patents potentially adverse to GenStar’s interest that may have been issued to other companies, research or academic institutions, or others. No assurances can be given that adverse patents or patent applications do not contain claims relating to GenStar’s technology.

To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical and biotechnology patents. If patents have been or are issued to others containing preclusive or conflicting claims, and these claims are ultimately determined to be valid, we may be required to obtain licenses to one or more of these patents or to develop or obtain alternative technology. We believe that our current and proposed activities do not infringe on any patents that would be determined to be valid. We can not guarantee that patents do not exist in the United States or in other countries or that patents will not be issued to third parties that contain preclusive or conflicting claims with respect to any of GenStar’s technologies. Commercialization of GenStar’s proposed products may require licensing and/or cross-licensing of one or more patents with other organizations in the field. We can not assure you that the licenses that might be required for GenStar’s processes or products would be available on commercially acceptable terms, if at all.

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

Additionally, there is certain subject matter which is patentable in the United States but not generally patentable outside of the United States. Differences in what constitutes patentable subject matter in various countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and-or other issues may prevent GenStar from obtaining patent protection outside of the United States, which would have a material adverse effect on our business, financial condition and results of operations.

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

The steps required before our proposed products may be marketed in the United States include:

•	preclinical laboratory tests, in vivo preclinical studies and formulation studies,

•	the submission to the FDA of an Initial New Drug application for human clinical testing, which must become effective before human clinical trials commence,

•	adequate and well–controlled human clinical trials to establish the safety and effectiveness of the drug,

•	the submission to the FDA of a Product License Application (for a biologic) or a New Drug Application (for a drug), and

•	the FDA approval of the Product License Application or New Drug Application prior to any commercial sale or shipment of the drug.

The Recombinant DNA Advisory Committee (RAC) is an advisory committee to the National Institute of Health (NIH) Director for certain gene transfer technologies. The NIH requires that sponsors of novel gene transfer experiments in humans present the clinical protocol to the RAC for review and comment in order to remain eligible to receive funding from the Federal government.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA for clearance as part of the Initial New Drug application. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board (IRB) at the institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, informed consent and the possible liability of the institution. Additionally, all gene transfer studies must be approved by the Institutional Biosafety Committee (IBC) at each institution at which the trial will be conducted.

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

Among other things, the results of the preclinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a Product License Application or a New Drug Application for approval of the marketing and commercial shipment of the drug. Upon accepting a company’s marketing approval applications, the FDA generally convenes an Advisory Committee to review clinical trial results and make a non–binding recommendation concerning the drug’s approval. After considering the Advisory Committee recommendation and other information, the FDA may or may not issue an approval letter. This letter sets out the specific terms and conditions that the company must satisfy in order to receive final approval to market. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a Product License Application or a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the company’s products if they do not view the Product License Application or the New Drug Application as containing adequate evidence of the safety and effectiveness of the drug. Notwithstanding the submission of data, the FDA may ultimately decide that the application does not satisfy regulatory criteria for approval. Moreover, if regulatory approval is granted, such approval will entail limitations on the indicated uses for which it may be marketed. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if these drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the same product for the same use during the seven–year period. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. We believe that some of our potential products may qualify for orphan drug designation. Our potential products may not ultimately receive orphan drug designation, or the benefits currently provided by an orphan drug designation may be amended or eliminated. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. New legislation may be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our potential products.

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

We are currently conducting the Phase I clinical trial for our MAX-AD FVIII product. Our other potential products are in preclinical testing. We anticipate that it will take between five to ten years for our MAX-AD FVIII product and our DUAL-AD product for prostate cancer to complete clinical trials and, if the trials are successful, to be approved by the FDA.

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

Marketing And Sales

We entered into a Distribution Agreement with Baxter Healthcare Corporation in July 1998. Under the Distribution Agreement, Baxter has the exclusive, worldwide right to market, sell and distribute all products which are developed under the Development Collaboration Agreement with Baxter. Baxter has funded the development of the MAX-AD FVIII product and will have distribution rights for any related products using the MAXIMUM-AD technology. Under the terms of the agreement, GenStar receives a percentage of the revenues generated by Baxter from sales of the MAX-AD FVIII product and any other products developed under the agreement with Baxter.

We have no internal sales force and currently plan to enter into additional corporate partnership arrangements under which a corporate partner would fund development of our DUAL-AD cancer product and/or other potential products and would have distribution rights for the product funded. See “Risks and Uncertainties” for a further discussion of the risks associated with distribution agreements.

Employees

At December 31, 2001, GenStar had 43 employees, including 18 in research and development, 9 in process development and manufacturing, 5 in regulatory, clinical and quality assurance and 11 in finance and administration. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union and we believe that our relations with the employees are generally good.

RISKS AND UNCERTAINTIES

GenStar Risks

We will need substantial additional funding which, if not available to us could limit our growth or jeopardize our operations.

Although we raised $25.3 million dollars in the first quarter of fiscal 2000, from which we expect to fund operations until the middle of 2003, our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. GenStar’s future capital requirements will depend on many factors:

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

We expect that our existing capital resources will enable us to maintain our current and planned operations until the middle of 2003. However, no guarantee can be made that we will not need additional funding prior to the middle of 2003. We will need to raise substantial additional capital to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may have acquired in the interim.

We are in the early stage of product development. Our technology requires additional research and development, clinical testing and regulatory clearances prior to marketing our products. If any of our potential products are delayed or fail, our business may not succeed.

Our products are in the early stages of development. They will require additional research and development, clinical testing and regulatory clearances. We currently do not sell any products and do not expect to have any products commercially available for at least five years, if at all. Our proposed products are subject to the risks of failure inherent in the development of gene therapy products based on innovative technologies.

As a result, we are not able to predict whether our research and development activities will result in any commercially viable products or applications. In our industry, the majority of the potential products fail to enter clinical studies, and the majority of products entering clinical studies after achieving promising preclinical results are not commercialized successfully.

We have treated one patient in our Phase I safety study for our hemophilia program. We may not be able to recruit additional patients in a timely manner. Any potential adverse events experienced may cause the FDA to suspend or revoke our current protocol.

In June 2001, the Phase I safety study commenced with the treatment of the first patient with the MAX-AD FVIII product. The patient demonstrated an increase in Factor VIII clotting factor levels that has been sustained for eight months at approximately the 1% level and continued evaluation of the patient is ongoing. Following the treatment, transient liver chemistries and hematologic abnormalities were observed from an analysis of the patient’s blood. While some of these laboratory abnormalities were severe, these laboratory values returned to normal shortly thereafter, and were not considered clinically serious. After discussions with the Food and Drug Administration (FDA), the study protocol was amended to reduce the dosage for subsequent patients and patient accrual under the revised protocol is ongoing. Patient recruitment is currently underway.

We cannot guarantee that we will be able to recruit additional patients for this study in a timely manner, if at all. Additionally, if significant adverse events occur in additional patients, the FDA may suspend or revoke the current protocol.

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

Our business is expanding and our business prospects may suffer if we are not able to effectively manage the growth of our operations, retain employees and successfully integrate new personnel.

We currently plan to expand our operations to include development of our prostate cancer, AIDS and lentiviral gene therapy programs and other programs yet to be identified. Additionally, while we currently have a manufacturing facility to produce material for Phase I clinical trials, the establishment a large-scale manufacturing facility will require substantial additional funds and personnel. We will be required to comply with extensive regulations applicable to such a facility. This growth may strain our management and operations. Our ability to manage such growth depends on the ability of our officers and key employees to:

•	broaden and strengthen our management team and to attract, hire and retain skilled employees;

•	implement and improve our operational, management information and financial control systems;

•	expand, train and manage our employee base; and

•	develop additional expertise among existing management personnel.

We depend on future collaborations with others, which may be difficult to obtain, and our revenues may depend on the efforts of third parties.

Our strategy for the development, clinical testing, manufacturing and commercialization of our products includes entering into various collaborations with corporate partners, licensors, licensees and others. We have entered into a distribution agreement with Baxter Healthcare Corporation under which Baxter has the exclusive right to market, sell and distribute the MAX-AD FVIII product. Therefore, any revenues we may receive from the MAX-AD FVIII product are dependent on the efforts of Baxter. To the extent that we enter into additional co-promotion, distribution or other licensing arrangements, any revenues we receive will depend on the efforts of the other parties in these arrangements.

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

We are considered a development stage company because we have not yet generated significant revenues from sales. From our inception through December 31, 2001, we have incurred cumulative losses of approximately $37.0 million, almost all of which consisted of research and development and general and administrative expenses. We expect our losses to increase in the future as we begin our clinical trials and increase our research and development activities. We may never achieve significant revenues or become profitable.

Even if we eventually generate significant revenues from sales, we expect to incur significant operating losses over the next several years. Our ability to become profitable and to achieve long-term success will depend on:

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

Our initial clinical trial is for our MAX-AD FVIII product, and our next clinical trial is expected to be for our DUAL-AD prostate cancer product. There are other companies conducting clinical trials in patients with hemophilia and prostate cancer. As a result, we must compete with them for clinical sites, physicians and the limited number of patients with hemophilia who fulfill the stringent requirements for participation in clinical trials. Delays in patient enrollment will increase costs and delay the introduction of our potential products, thereby harming our business and financial condition.

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

We are engaged in gene transfer research, which is a rapidly changing field. Existing products and therapies to treat hemophilia, prostate cancer and HIV/AIDS will compete directly with the products that we are seeking to develop and market. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is expected to increase. Most of these companies have significantly greater financial resources and expertise than we do in the following areas:

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

Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific and management personnel.

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

Intellectual property disputes are common in our industry and they are costly regardless of the outcome.

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

We will also need substantial additional expertise in the areas of manufacturing and marketing, among others, in order to achieve our business objectives. Competition for qualified personnel is intense, and the loss of key personnel or the inability to attract and retain the additional skilled personnel required for the expansion of our business could damage our business.

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

ITEM 2.     PROPERTIES

GenStar leases approximately 22,000 square feet of office and laboratory space in San Diego, California. The term of the lease expires in September 2005 with an option to extend until September 2010. We also lease approximately 8,600 square feet of office and laboratory space for our manufacturing operations in San Diego, California. The term of the lease expires in August 2004, with two options to extend the lease for an additional three years. Additionally, we lease approximately 43,000 square feet of manufacturing, office and laboratory space in San Diego, California. The lease expires in 2011, with one option to extend the lease for an additional five years. We are in the process of moving our manufacturing operations from the 8,600 square foot facility into 23,000 square feet of the 43,000 square foot facility. We intend to enter into subleases on the excess capacity. We believe our existing and proposed facilities will be sufficient to meet our anticipated operating needs for at least the next three years.

ITEM 3.     LEGAL PROCEEDINGS

GenStar is not a party to any material litigation or legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        GenStar Common Stock is traded on the American Stock Exchange under the symbol “GNT”. As of December 31, 2001, there are also options outstanding to purchase 4,692,321 shares of Common Stock, warrants to purchase 2,486,447 shares of Common Stock, Series A Preferred Stock convertible into 5,830,000 shares of Common Stock and Series B Preferred Stock convertible into 2,010,920 shares of Common Stock. Additionally, there are 2,000 shares of Series C Preferred Stock which are convertible into Common Stock at the fair value at the date of conversion. We had approximately 700 holders of record of GenStar Common Stock as of March 18, 2002.

Dividend Policy

We have never paid any cash dividends on our Common Stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

The following table shows for the periods indicated the high and low closing prices for the Common Stock:

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2002:
First Quarter (through March 18, 2002)	$2.43	$1.00
FISCAL YEAR ENDED December 31, 2001:
First Quarter	$9.75	$2.75
Second Quarter	$8.35	$3.55
Third Quarter	$7.89	$1.90
Fourth Quarter	$3.49	$2.11
FISCAL YEAR ENDED December 31, 2000:
First Quarter	$19.00	$0.66
Second Quarter	$8.13	$3.63
Third Quarter	$11.00	$6.18
Fourth Quarter	$13.31	$7.00

ITEM 6.     SELECTED FINANCIAL DATA

The following is selected historical financial data of GenStar Therapeutics Corporation. The financial data as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 have been derived from the audited financial statements of the GenStar, included elsewhere in this annual report. The financial data for all other periods and dates have been derived from audited financial statements of GenStar which are not included in this annual report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report.

		Year Ended December 31,				Period from July 1, 1991 (inception) to December 31, 2001
	2001	2000	1999	1998	1997
	(in thousands except per share data)
Statement of Operations Data:
Net revenues	$301	$162	$118	$192	$194	$1,422

Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	8,452	6,414	2,711	1,916	346	23,012
General and administrative	3,711	2,374	817	487	151	8,249
Write-off of acquired in-process technology	—	1,655	—	5,455	—	7,110

Total costs and expenses	12,163	10,443	3,528	7,858	497	39,193

Loss from operations	(11,862)	(10,281)	(3,410)	(7,666)	(303)	(37,771)
Other income (expense)	(1)	(12)	(72)	—	—	(21)
Interest expense	(459)	(230)	(360)	(306)	—	(1,355)
Interest income	1,227	913	24	10	4	2,192

Net loss	$(11,095)	$(9,610)	$(3,818)	$(7,962)	$(299)	$(36,955)

Basic and diluted net loss per share	$(0.48)	$(0.46)	$(0.35)	$(1.00)	$(0.04)

Weighted average shares outstanding	23,108	21,006	10,763	7,997	7,311

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$15,379	$20,343	$448	$(1,274)	$6
Total assets	21,102	24,444	1,897	1,098	78
Long-term debt, net of current portion	695	2,585	1,927	1,274	—
Shareholders’ equity (deficit)	17,785	20,183	(905)	(1,934)	9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth under “Risks and Uncertainties”. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. See the section in this report titled “Cautionary Factors That May Affect Future Results”.

OVERVIEW

GenStar Therapeutics Corporation is a biotechnology company dedicated to the development of innovative gene therapy products utilizing advanced gene delivery technologies for the treatment of serious medical disorders. The primary focus of our research and development efforts is in the generation of products for the treatment of hemophilia, cancer and vaccines.

GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to certain gene delivery technologies and laboratory equipment. The gene delivery technology has been used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and continued to fund the development of our MAX-AD FVIII product for hemophilia through the date of treatment of the first patient in a clinical trial for that product. See “Certain Relationships and Related Transactions-Baxter Agreements”.

In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common Stock and an obligation to issue an additional 12,000 shares of Common Stock once approved by the University of California Regents. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro has no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

GenStar’s current activities consist of the development of the MAXUMIMUM-AD gene transfer system for our MAX-AD FVIII product, our DUAL-AD vector product for prostate cancer, and the MAX-AD and LENTI-HIV vector systems for the treatment of HIV/AIDS. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years. We may never become profitable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our financial statements on page F-50).

Revenue recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

Patent costs

We expense the costs related to filing and pursuing patent applications as the costs are incurred because the recoverability of such expenditures is uncertain.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company’s policy is to record a valuation allowance equal to the net deferred tax asset.

Stock based compensation

The Company grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options, warrants or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services. Options, warrants or stock awards are valued at the date of grant, are periodically remeasured as the awards vest and the related expense is recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $1,422,000 from contract research agreements and grants. Total revenues for the years ended December 31, 2001, 2000 and 1999 were $301,000, $162,000 and $118,000, respectively. Revenue for all three years was from a research grant. We anticipate seeking additional research agreements and grants to help fund research and development efforts. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

Research and development expenses and acquired in-process technology charges increased $382,000 to $8,452,000 for the year ended December 31, 2001 compared to $8,069,000 for the year ended December 31, 2000. Excluding the year 2000 charge to write-off acquired in-process technology of $1,655,000 related to the Allegro acquisition, research and development expenses increased $2,037,000. There were no charges to write-off acquired in-process technology during 2001. Research and development expenses primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses.

In the first quarter of 2000, we raised $25.3 million in private equity financing, which enabled GenStar to expand its research and development efforts, which prior to that time had been primarily focused on the MAX-AD FVIII program. After the first quarter 2000, we significantly expanded our activities on the DUAL-AD prostate cancer program and commenced research on the vaccine program. During 2000, we hired twelve employees in the research and development group, and hired an additional eleven employees in 2001.

Research and development activities in 2001 in the MAX-AD FVIII program consisted primarily of generating and testing materials for the Phase I clinical trial which commenced in June 2001. Additionally, a laboratory for analysis of clinical samples was established. In the DUAL-AD prostate cancer program, activities consisted of additional efficacy studies in animal models and the development of manufacturing processes for this product. Activities in the vaccines program consisted of the generation of vaccine vectors and proof of concept studies in animal models.

Research and development expenses and acquired in-process technology charges increased $5,358,000 to $8,069,000 for the year ended December 31, 2000 compared to $2,711,000 for the year ended December 31, 1999. The increase in research and development expenses and acquired in-process technology charges for the year 2000 compared to 1999 is due to an overall increase in research and development activity and the commencement of operations of our manufacturing facility in the first quarter of 2000. The increase is also attributable to the acquisition of Allegro in 2000, which resulted in a charge to write-off acquired in-process technology of $1,655,000. There were no similar charges during 1999.

We estimate that it will take at least five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

General and administrative expenses

General and administrative expenses increased $1,337,000 for the year ended December 31, 2001 to $3,711,000 compared to $2,374,000 for the year ended December 31, 2000. General and administrative expenses increased $1,557,000 for the year ended December 31, 2000 to $2,374,000 compared to $817,000 for the year ended December 31, 1999. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses increased both during 2001 and 2000 related to the increased level of operations. We expect the number of financial and administrative employees to remain constant and overall general and administrative expenses to be consistent with 2001 expenses during 2002.

Interest income and expense

Interest income increased $314,000 for the year ended December 31, 2001 to $1,227,000 compared to $913,000 for the year ended December 31, 2000. Interest income increased $889,000 for the year ended December 31, 2000 to $913,000 compared to $24,000 for the year ended December 31, 1999. The increase in interest income in both years is the result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit.

Interest expense increased $230,000 for the year ended December 31, 2001 to $459,000 compared to $229,000 for the year ended December 31, 2000. Interest expense decreased $131,000 for the year ended December 31, 2000 to $229,000 compared to $360,000 for the year ended December 31, 1999. Interest expense in both 2001 and 2000 relates to equipment financing and the deferred compensation liability. Interest expense in 1999 was comprised of $309,000 of amortization of the discount on convertible notes payable, $25,000 related to the 8% interest rate on the notes and $26,000 related to interest on the capital lease line. Interest expense in 2000 was comprised of $101,000 related to amortization of the deferred loan fees, $82,000 related to the capital lease line, $34,000 related to notes payable and $12,000 related to deferred compensation liability. Interest expense in 2001 was comprised of $270,000 related to amortization of the deferred loan fees, $106,000 related to the capital lease line, $66,000 related to notes payable and $17,000 related to deferred compensation liability.

Liquidity and Capital Resources

From inception through December 31, 2001, we have primarily financed our operations through private placements of equity and convertible debt securities and through our partnership with Baxter Healthcare. We have raised $1.4 million in convertible debt offerings, $25.3 million in private equity financings and received equity funding of $14.9 million related to our relationship with Baxter. Additionally we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used by operating activities was $10,882,000, $6,735,000 and $3,813,000 during 2001, 2000 and 1999, respectively. Net cash used by operating activities consists of expenditures for research and development and general and administrative expenses. Net cash generated from investing activities was $1,343,000 during 2001 and consists of purchases of short-term investments net of sales of short-term investments and purchases of property and equipment. Net cash used by investing activities of $17,385,000 and $170,000 during 2000 and 1999, respectively, consists of the purchase of short-term investments and property and equipment. Net cash provided by financing activities of $6,682,000 during 2001 consists primarily of $3,873,000 paid by Baxter under the credit agreement, proceeds from the sale of Series C Preferred Stock to Baxter of $2,000,000 and proceeds from our capital lease agreement of $807,000, offset by repayments of our capital lease and notes payable of $540,000, and proceeds from the issuance of Common Stock upon exercise of options and warrants for Common Stock of $421,000. Net cash provided by financing activities of $28,492,000 during 2000 consists primarily of net proceeds from the sale of Common Stock and warrants for Common Stock of $23,426,000, proceeds from notes payable of $750,000 and $4,143,000 received from Baxter under the credit agreement for development of the hemophilia product. Net cash provided by financing activities of $4,590,000 in 1999 consists primarily of $4,178,000 paid by Baxter under the aforementioned credit agreement and $400,000 in proceeds from notes payable.

GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. As of December 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $16,361,000 and working capital of $15,379,000. GenStar has incurred net losses of $37.0 million since its inception through December 31, 2001, and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four or five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter (See “Certain Relationships and Related Transactions—Baxter Agreements”), Baxter was required to provide funding for development of the hemophilia product. Total funding received from Baxter under these agreements was $12,890,000, which was converted into 12,890 shares of Series B Preferred Stock. When the Company treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. In June 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock. The Series B Preferred Stock is convertible into 2,010,920 shares of Common Stock. The Series C Preferred Stock is convertible at Baxter’s option upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone.

We anticipate our existing capital resources will enable us to maintain our current and planned operations until the middle of 2003. However, no assurance can be given that we will not need additional funds prior to the middle of 2003. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company does not expect the adoption of these pronouncements to have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

Technology Licenses

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

GenStar entered into a license agreement with The Immune Response Corporation (“IRC”) in March 1997, which was subsequently amended in January 1999 whereby we licensed from IRC tumor radiation enhancing gene therapy technology. Under the IRC License, GenStar is obligated to make a milestone payment to IRC of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of GenStar’s first product related to the technology licensed from IRC. This fee can be offset against future royalty payments. GenStar is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the licensed technology. Additionally, GenStar agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400, which was paid in February 2000. In February 2002, GenStar and IRC entered into an Assignment and Assumption Agreement under which the license agreement between GenStar and IRC was terminated and IRC’s rights under its license agreement with the UC Regents for the related intellectual property were transferred to GenStar. GenStar paid IRC $100,000 as compensation for the transfer of such rights. Under the agreement with the UC Regents, GenStar has rights to treat all forms of cancer using the tumor radiation enhancing technology, and is obligated to pay an annual license maintenance fee of $10,000 until we start to sell licensed product. GenStar must also pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses.

In September 1996, GenStar entered into a license agreement with the UC Regents to license rights to patents in the field of diagnosis of cancer using very sensitive molecular biology techniques that detect the presence of cancer cells. We are required to pay an annual license maintenance fee of $10,000 until we start selling licensed product. We are also required to pay milestone fees of $25,000 upon filing an Investigative Device Exemption Application on a licensed product or method with the Food and Drug Administration and $50,000 upon marketing approval of a licensed product or method by the FDA. GenStar must also pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses. A minimum annual royalty of $50,000 is payable beginning with the year of first commercial sale of licensed product, but no later than the fifth year of the agreement. The minimum annual royalty may be credited against revenue-based royalties due for the year in which the annual minimum payment was made.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

We do not conduct business with foreign entities, and do not have any foreign exchange risk.

ITEM 8.     FINANCIAL STATEMENTS

SEE ITEM 14.  “Exhibits, Financial Statement Schedules, and Reports On 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors and executive officers of GenStar, their ages as of December 31, 2001 and certain information about them are set forth below:

Name of Directors and Executive Officers	Age	Principal Occupation
Paul D. Quadros	55	Chairman of the Board of Directors & Chief Financial Officer
Robert E. Sobol, M.D.	49	Chief Executive Officer & Director
Lee R. McCracken	43	President & Chief Business Officer
Yawen L. Chiang PhD	51	Senior Vice President, Research and Development
Connie J. Kohne	49	Vice President, Regulatory Affairs & Corporate Quality
William C. Raschke, PhD	55	Vice President, Scientific Partnering
Carin D. Sandvik	38	Sr. Director, Finance & Administration, and Corporate Secretary
Peter F. Bernardoni	42	Director
Ivor Royston, M.D.	56	Director
Victor W. Schmitt	53	Director

Paul D. Quadros has been Chairman of the Board and our Chief Financial Officer since August 1998. Prior to that Mr. Quadros had been the President and Chief Executive Officer since April 1997 and prior to that was the Chairman of the Board, Chief Financial Officer and Secretary since our formation in June 1995. Mr.Quadros was, from January 1985 an officer and from April 1986 a general partner of Technology Funding, a venture capital management organization. From 1986 through 1994, Mr. Quadros was a member of Technology Funding’s Commitments Committee, serving as its chairman from 1987 to 1990. From 1990 to 1994 Mr. Quadros was chairman of Technology Funding’s Medical Investment Committee and was involved in managing Technology Funding’s healthcare portfolio. Mr. Quadros is a co-founder, director and former Chairman of the Board of Cardiac Science, Inc. (NASDAQ: DFIB). In addition to GenStar and Cardiac Science, Mr. Quadros serves as a director of several private companies. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from The Anderson School at UCLA.

Robert E. Sobol, M.D. has been Chief Executive Officer since July 1998. Prior to that Dr. Sobol was the President from Chief Executive Officer from July 1998 until May 2000 and the Executive Vice President and Chief Operating Officer from July 1996 to July 1998. Dr. Sobol was previously the Director of Clinical Science at Sidney Kimmel Cancer Center, which is affiliated with Sharp HealthCare, one of the largest healthcare providers in San Diego. Dr. Sobol has developed clinical applications of immuno therapy and gene therapy for the treatment of cancer and is a founder of several successful biotechnology ventures.

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

Yawen L. Chiang, Ph.D. joined GenStar as Senior Vice President, Research & Development in August, 2001. Dr. Chiang has 17 years of research and development experience in the biotechnology and pharmaceutical industries. She has had experience with numerous gene therapy clinical trials and has published many articles in the field of gene therapy. She is named as inventor on several issued or pending patent applications including the 1999 issued patent on “Vectors for Tissue Specific Replication.”

Prior to joining GenStar, she was Site Director for the Aventis/Gencell Research Center in Hayward, California where she was responsible for research and project management, alliance and collaboration management, and technology transfer. Prior to Aventis/Gencell, she was Vice President, Clinical Studies at Novartis/Gene Therapy Inc. for ten years. She was the principal investigator on numerous collaborative research and development agreement programs and received SBIR Phase I and II grants. She also had considerable experience with gene therapy clinical production.

Dr. Chiang received a B.S. in Medical Technology, Allied Health, from the University of Maryland, an M.A. in Health Care Administration from Central Michigan University and both an M.S. in Biochemistry and a PhD. in Genetics from George Washington University.

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

In 1997, Ms. Kohne won the prestigious National Performance Review, Hammer Award, from Vice President Al Gore, for her work with the Food and Drug Administration (FDA) in the area of regulatory reform. In 1998, she was awarded the Food and Drug Administration’s Commissioner’s Special Citation. The citation was awarded in recognition of outstanding leadership and commitment in furthering the FDA’s efforts to provide the consumer and the regulated industry with a more responsive Agency.

Ms. Kohne received a B.S. degree from the University of Oregon, at Eugene, in chemistry and biology.

William C. Raschke, PH.D. has been Vice President since August 1998 and devotes his efforts to both scientific and corporate development projects. He was previously Director of Research since September 1996. Dr. Raschke also holds the positions of Member and Director of Molecular Immunology of the Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center), positions he has held since coming to the Center in 1994. Since March 1997, he has also served as the Acting Scientific Director of the Center. Dr. Raschke has previously held positions at SIBIA, Inc. from 1988 to 1994 where he was Senior Research Fellow, The Salk Institute from 1988 to 1994, and 1975 to 1981 with various staff appointments and the La Jolla Cancer Research Foundation (now the Burnham Institute) from 1981 to 1988 as Associate Scientific Director and Staff Scientist.

Dr. Raschke has served as a reviewer for the National Institute of Health with two four- year terms on the Experimental Immunology Study Section, the American Cancer Society and The National Science Foundation, as well as international funding agencies. He also reviews manuscripts for various immunology and cancer journals.

Dr. Raschke received a B.S. in Chemistry from the University of Texas, Austin and a Ph.D. in Biochemistry from the University of California, Berkeley. He conducted post graduate training at the Salk Institute in Developmental Biology and Immunology.

Carin D. Sandvik has served as Senior Director, Finance and Administration, Chief Accounting Officer and Corporate Secretary since January 2001. Prior to that, she served as Controller, Chief Accounting Officer and Corporate Secretary since joining GenStar in October 1998. Ms. Sandvik currently manages the accounting, treasury and human resources functions. Prior to joining GenStar, Ms. Sandvik was a Senior Manager in the Technology Industry Group at PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP), where she had served in various positions for twelve years. While at PricewaterhouseCoopers, Ms. Sandvik specialized in assisting clients with acquisitions and SEC reporting. Ms. Sandvik received a B.A. in Business Administration with an emphasis in Accounting from the University of San Diego.

Peter F. Bernardoni has served as a Director since 1996. He is also a Partner of Technology Funding. Mr. Bernardoni joined Technology Funding as an Investment Officer in 1988, was elected as a Vice President in 1992 and a Partner in 1994. Mr. Bernardoni has served as a member of Technology Funding’s Commitments Committee since 1994 and as Chairman of Technology Funding’s Medical Investment Committee since 1994. Prior to joining Technology Funding, Mr. Bernardoni held several executive positions at IBM. He began his career as a design engineer in disk drive products and moved into sales and marketing where he managed a sales team that targeted pharmaceutical and healthcare providers.

Mr. Bernardoni currently serves on the Board of Directors of Endocare, Inc., Prolinx Inc., Resoultion Sciences Corporation and Sanarus Medical Inc., and is Chairman of Portable Energy Products. Mr. Bernardoni has a B.S.M.E. from Santa Clara University and an M.S.M.E. from Stanford University.

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

Dr. Royston was a founder and Director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the Board of Directors of various companies, including Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombiChem, Inc. IDEC Pharmaceuticals and GenQuest, Inc. He currently is a member of the Board of Directors of Avalon Pharmaceuticals, Favrille, Inc. and Conforma Therapeutics and is Chairman of the Board of CancerVax and Sagres Discovery. Dr. Royston was appointed by the President of United States to the National Cancer Advisory Board during 1996.

Dr. Royston received a B.A. in Human Biology from Johns Hopkins University and an M.D. from the Johns Hopkins School of Medicine. He later trained in internal medicine and oncology at Stanford University and is board certified in both Internal Medicine and Medical Oncology.

Victor W. Schmitt has served as a director since 1998. He is President, Venture Management, Baxter Healthcare Corporation. He has held this position since 1994 and is responsible for the creation and management of Baxter’s interests in development-stage biotech companies. Prior to his current assignment, he held the operating position of President, Baxter Biotech Europe. He has also served as Vice President, Business Development and Finance for Baxter’s Blood Therapy Group.

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

SCIENTIFIC ADVISORY BOARD

GenStar’s Scientific Advisory Board is comprised of the following individuals who have expertise in immunology, cancer, vaccines and gene therapy:

James P. Allison, Ph.D., Professor of Immunology, Howard Hughes Medical Institute, University of California at Berkeley, Berkeley, CA

Malcolm K. Brenner, Ph.D., Professor of Pediatrics and Medicine, Director, Cell and Gene Therapy Program, Baylor College of Medicine, Houston, TX

Albert B. Deisseroth, M.D., Ph.D., President and CEO, Sidney Kimmel Cancer Center, San Diego, CA

Daniel P. Gold, Ph.D., Executive VP, Research and Development, Favrille, Inc., San Diego, CA

Stephen M. Hedrick, Ph.D., Professor of Biology, University of California at San Diego, San Diego, CA

Norman R. Klinman, M.D., Ph.D., Professor of Immunology, The Scripps Research Institute, San Diego, CA

William H. Mcbride, Ph.D., D,Sc, Professor, Department of Radiology, University of California at Los Angeles, Los Angeles, CA

Thomas C. Merigan, M.D., Professor of Medicine, Stanford University School of Medicine, Stanford, CA

Linda A. Sherman, Ph.D., Professor of Immunology, The Scripps Research Institute, San Diego, CA

Wei-wei Zhang, M.D., Ph.D., Chief Executive Officer, GenWay Biotech, Inc.

COMPENSATION OF DIRECTORS

Cash Compensation

GenStar does not compensate its Directors for their services as such. However, Directors are reimbursed for their out-of-pocket expenses in attending Board meetings.

1995 Directors’ Option Plan

Non-employee directors also receive stock options under GenStar’s 1995 Directors’ Option Plan (the “Directors’ Plan”). The Directors’ Plan was adopted and approved by the shareholders of the Company in 1995 and amended in 2000 to provide automatic, nondiscretionary grants of options to non-employee directors of the Company. A total of 550,000 shares of Common Stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides that each non- employee director is automatically granted an option to purchase 45,000 shares of Common Stock upon his or her initial election or appointment as an non-employee director (Initial Options). Subsequently, each non-employee director who has served for at least six months will be granted an additional option to purchase 15,000 shares of Common Stock on December 31 or each year so long as he or she remains an non-employee director (Subsequent Options). The exercise price of the options granted to non-employee directors must be the fair market value of Common Stock on the date of grant. Options granted to non-employee directors have ten-year terms, subject to an non-employee director’s continued service as a director. Initial Options vest over three years at a rate of 33.3% per year, subsequent options vest one year from the grant date. As of December 31, 2001, options to purchase 140,000 shares of Common Stock to non-employee directors has been granted under the Directors’ Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16”) requires GenStar’s executive officers, directors and beneficial owners of more than 10% of GenStar Common Stock to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) forms they file. Based solely on GenStar’s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5’s were required for those persons, no reporting persons filed late Section 16 filings during 2001.

ITEM 11.     EXECUTIVE COMPENSATION

The table below sets forth certain summary information concerning compensation earned by our Chief Executive Officer and each of our four other most highly compensated officers (the “Named Executive Officers”) who received cash compensation greater than $100,000 during the three years ended December 31, 2001 for services to GenStar in all capacities during the three years ended December 31, 2001:

Summary Compensation Table

	Fiscal Period	Annual Compensation		Long-Term Compensation
				Restricted Stock Award ($)	Securities Underlying Options (#)		All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)
Paul D. Quadros(1)	2001	$138,125	—	—	—		$13,270	(6)
Chairman of the Board & Chief Financial	2000	$134,441	$20,540	—	50,000		$13,764	(6)
Officer	1999	$120,000	—	—	81,903		$13,951	(6)

Robert E. Sobol, MD(2)	2001	$255,000	$47,400	—	—		$29,657	(7)
Chief Executive Officer	2000	$258,942	—	—	105,000		$32,905	(7)
	1999	$200,000	—	—	627,141		$30,927	(7)
Lee R. McCracken(3)	2001	$215,000	$13,825	—	—		$29,114	(8)
President and Chief Business Officer	2000	$126,734	—	—	500,000		$17,788	(8)

Wei-Wei Zhang, MD, PhD(4)	2001	$120,375	—	—	—		$7,324	(9)
Sr. Vice President and	2000	$190,110	$28,440	—	105,000	(5)	$26,538	(9)
Chief Scientific Officer	1999	$160,000	$30,000	—	941,713	(5)	$81,712	(9)

Connie J. Kohne	2001	$138,125	$5,333	—	—		$11,621	(10)
Vice President, Regulatory Affairs and	2000	$78,238			125,000		$5,996	(10)
Corporate Quality

William C. Raschke, PhD	2001	$125,469	$13,998	—	—		$16,454	(11)
Vice President, Scientific Partnering	2000	$108,990	—	—	24,574		$13,486	(11)
	1999	$75,000	—	—	95,426		$11,092	(11)

(1)	Mr. Quadros served as the President and CEO from April,1997 to August,1998.
(2)	Dr. Sobol served as the Executive Vice President and Chief Operating Officer from July, 1996 to August, 1998 and as President from August, 1998 to May, 2000.
(3)	Mr. McCracken joined GenStar in May 2000.
(4)
Dr. Zhang terminated his employment with GenStar in July, 2001 and became a consultant to the Company. During 2001 the Company accrued consulting expense in the amount of $23,000. Additionally, when he became a consultant, the Company allowed his stock options to continue to vest based on their original term. The extension of the vesting period resulted in a charge to expense of $49,000 in 2001.

(5)	Dr. Zhang’s spouse was employed by GenStar. Amount includes stock options beneficially owned by both Dr. Zhang and his spouse.
(6)
Mr. Quadros’ other compensation includes contributions to the 401K Plan of $7,849, $9,275 and $8,400 for 2001, 2000 and 1999, respectively, and the Deferred Compensation Plan of $5,421, $4,489 and $5,551 for 2001, 2000 and 1999, respectively.

(7)
Dr. Sobol’s other compensation includes contributions to the 401K Plan of $11,970, $14,000 and $11,200 for 2001, 2000 and 1999, respectively, and the Deferred Compensation Plan of $17,687, $18,905 and $19,727 for 2001, 2000 and 1999, respectively.

(8)
Mr. McCracken’s other compensation includes contributions to the 401K Plan of $11,807 and $8,575 for 2001 and 2000, respectively, and the Deferred Compensation Plan of $17,307 and $9,213 for 2001 and 2000, respectively.

(9)
Dr. Zhang’s other compensation includes contributions to the 401K Plan of $7,324, $11,900 and $11,200 for 2001, 2000 and 1999, respectively, and the Deferred Compensation Plan of $0, $14,638 and $14,178 for 2001, 2000 and 1999, respectively. The Company also reimbursed Dr. Zhang for $56,334 of relocation costs in 1999.

(10)
Ms. Kohne’s other compensation includes contributions to the 401K Plan of $7,835 and $4,725 for 2001 and 2000, respectively, and the Deferred Compensation Plan of $3,786 and $1,271 for 2001 and 2000, respectively.

(11)
Dr. Raschke’s other compensation includes contributions to the 401K Plan of $6,510, $7,416 and $5,250 for 2001, 2000 and 1999, respectively, and the Deferred Compensation Plan of $9,944, $6,070 and $5,842 for 2001, 2000 and 1999, respectively.

Employment Agreement

In April 1997, Paul D. Quadros entered into an employment agreement with GenStar. If Mr Quadros is terminated by GenStar without cause, Mr. Quadros is entitled to receive his base salary and benefits for six months from the date of termination, and one-half of his base salary and benefits for months six through twelve after termination. Mr. Quadros is required to give GenStar sixty days written advance notice of his intent to resign.

In May 2000, Lee R. McCracken entered into an employment agreement with GenStar. If Mr. McCracken is terminated by GenStar without cause, Mr. McCracken is entitled to receive his base salary and benefits for six months from the date of termination, and one-half of his base salary and benefits for months six through twelve after termination. Mr. McCracken is required to give GenStar sixty days written advance notice of his intent to resign.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of GenStar Common Stock owned by (i) the holders of more than 5% of the GenStar Common Stock, (ii) each Director of the Company, (iii) each Executive Officer listed under the heading “Executive Compensation” and (iv) all Directors and Executive Officers of the Company as a group. The information provided below is based on the record ownership and total outstanding shares of GenStar Therapeutics Corporation Common Stock at February 28, 2002, and includes GenStar Common Stock shares issuable upon exercise of stock options and warrants granted to Officers, Directors and key employees of the Company. See “Executive Compensation.”

Name of person or Identity of Group	Shares Beneficially Owned(1)		Approximate Percent Owned
Victor W. Schmitt One Baxter Parkway Deerfield, Illinois 60015	9,856,808	(2)	31.2%
Baxter Healthcare Corporation One Baxter Parkway Deerfield, Illinois 60015	9,782,139	(2)	30.9%
Aries Select, LTD 787 7th Avenue, 48th Floor New York, NY 10019	3,371,089	(3)	14.0%
Aries Select I, LLC 787 7th Avenue, 48th Floor New York, NY 10019	1,555,167	(3)	6.5%
Ivor Royston 9255 Towne Centre Dr. San Diego, California 92121	935,713	(4)	3.9%
Peter F. Bernardoni 1035 Suncast Lane, Suite 122 El Dorado Hills, CA 95762	760,032	(5)(6)	3.2%
Technology Funding 1035 Suncast Lane, Suite 122 El Dorado Hills, CA 95762	730,032	(5)	3.0%
Robert E. Sobol 10865 Altman Row San Diego, California 92121	841,197	(7)	3.5%
Wei-Wei Zhang 10130 Sorrento Valley Road, Suite C San Diego, CA 92121	896,535	(8)	3.7%
William C. Raschke 10865 Altman Row San Diego, CA 92121	636,274	(9)	2.6%
Paul D. Quadros 10865 Altman Row San Diego, CA 92121	469,814	(10)	2.0%
Lee R. McCracken 10865 Altman Row San Diego, CA 92121	240,583	(11)	1.0%
Connie J. Kohne 10865 Altman Row San Diego, CA 92121	57,292	(12)	*
All Executive Officers and Directors as a group (12 persons)	14,973,810		36.4%

See footnotes on following page.

(1)
The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 31, 2002, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares shown as beneficially owned.

(2)
Includes 5,830 shares of non-voting Series A Preferred Stock convertible subsequent to July 8, 2001 into 5,830,000 shares of Common Stock and 12,890 shares of Series B Preferred Stock convertible subsequent to June 13, 2001 into 2,010,920 shares of Common Stock held by Baxter Healthcare Corporation. Baxter Healthcare Corporation and Mr. Victor W. Schmitt are entitled to exercise voting and investment power with respect to all shares owned by Baxter Healthcare Corporation, and therefore, are deemed to be beneficial owner of such shares.

(3)
Paramount Capital Asset Management, Inc. (“PCAM”) is the general partner of the parent entity of each of the Aries Select I LLC and Aries Select II LLC funds and serves as investment manager of Aries Select, Ltd. Dr. Lindsay A. Rosenwald is the chairman and sole stockholder of PCAM. As a result, Dr. Rosenwald and PCAM may be deemed to have voting and investment control over the securities of GenStar owned by Aries Select I LLC, Aries Select II LLC and Aries Select, LTD under Rule 16a0(a)(1) of the Securities Act of 1934. Dr. Rosenwald and PCAM disclaim beneficial ownership of the securities held by the Aries Funds, except to the extent of its pecuniary interest therein. Includes currently exercisable warrants to purchase 374,703 and 170,045 shares of Common Stock by Aries Select, Ltd and Aries Select I LLC, respectively.

(4)	Includes 108,333 shares issuable upon exercise of presently outstanding warrants and 15,000 shares issuable upon the exercise of vested options.
(5)
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

(6)	Includes 45,000 shares issuable upon exercise of presently outstanding and currently exercisable stock options.
(7)	Includes 614,314 shares issuable upon the exercise of options vesting within 60 days.
(8)	Includes 796,535 shares issuable upon exercise of options vesting within 60 days.
(9)	Includes 189,167 shares issuable upon exercise of presently outstanding warrants and 85,486 shares issuable upon the exercise of options vesting within 60 days.
(10)	Includes 98,374 shares issuable upon the exercise of options vesting within 60 days.
(11)	Includes 239,583 shares issuable upon the exercise of options vesting within 60 days.
(12)	Includes 57,292 shares issuable upon the exercise of options vesting within 60 days.
*	Less than 1%.

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

Baxter has provided funding to GenStar for research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter provided funding through the date on which the treatment of the first patient in a Phase I clinical trial began. This development funding was provided under a Credit Agreement. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At GenStar’s option, the amounts may be paid by issuing to Baxter the number of shares of Series B Preferred Stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. Series B Preferred Stock is convertible into Common Stock. The remaining balance under the Credit Agreement was converted to Series B Preferred Stock in 2001 subsequent to the treatment of the first patient in the Phase I clinical trial for the MAX-AD FVIII product. The balance was presented as a non-current liability on the accompanying balance sheet due to the conversion feature and because we converted the debt rather than repay it with cash. Amounts outstanding under the Credit Agreement do not accrue interest unless GenStar is in default, in which case the amount due bears interest at prime plus 4%.

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

GenStar, Baxter and certain founding shareholders entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued at the offering price of such securities and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon our achievement of the following milestones:

•	$2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement, which occurred on June 13, 2001,

•	$5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement, and

•	$10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement.

Sidney Kimmel Cancer Center

Sidney Kimmel Cancer Center (SKCC) originally owned 339,000 shares of GenStar Common Stock and Dr. Royston was Chief Executive Officer of SKCC until June 2000. GenStar has entered into the following transactions with SKCC:

In 2000, GenStar entered into another facility lease with SKCC and a note payable to SKCC in the amount of $200,000 to finance leasehold improvements on the facility. During 2001, 2000 and 1999, the Company paid SKCC $1,121,106, $555,399 and $308,972, respectively, for rent, license fees and services.

In August 1998, GenStar and SKCC entered into a sublease agreement for approximately 4,800 square feet of office and laboratory space. The monthly lease payment is approximately $14,800 plus our share of facility expenses. The lease expired in May 2000.

Other Transactions

In August 1997, GenStar issued warrants to purchase 200,000 shares of Common Stock to Dr. Sobol. These warrants were exercisable at $0.05 per share (the fair market value of the Common Stock on the date of grant) and expired on July 31, 2001. The warrant was exercised in February 2000.

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

In July 2001, the Company entered into a Separation Agreement with Dr. Wei-Wei Zhang, who had served as Sr. Vice President, Chief Scientific Officer and Director of the Company since October 1998. Concurrently, GenStar and Dr. Zhang entered into a consulting agreement. Under the terms of the Separation Agreement, Dr. Zhang’s unvested stock options were allowed to continue to vest pursuant to the original vesting schedule as long as Dr. Zhang remained a consultant to the Company. Under the terms of the Consulting agreement, Dr. Zhang agreed to become the Chairman of GenStar’s Scientific Advisory Board, and to complete certain mutually agreed upon projects for a three year period. Compensation under the consulting agreement is $4,167 per month for the period July 15, 2001 through July 15, 2002; $3,333 per month for the period July 15, 2002 through July 14, 2003; and $2,500 per month for the period July 15, 2003 through July 15, 2004. Either party may terminate the consulting agreement with ninety (90) days written notice.

PART IV

ITEM. 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements

1.  Historical Financial Statements

Page

Report of Ernst & Young LLP, Independent Auditors	F-42

Consolidated Balance Sheets at December 31, 2001 and 2000	F-43

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999 and the period from July 1, 1991 (inception) to December 31, 2001	F-44

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 1991 (inception) to December 31, 2001	F-45

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 and the period from July 1, 1991 (inception) to December 31, 2001	F-49

Notes to Consolidated Financial Statements	F-50

2.  Schedules to Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the past quarter of the year ended December 31, 2001.

(c)  Exhibits

Exhibit No.	Description

2.1	Distribution Agreement between the Company and Medstone International Inc.(1)

2.2	Asset Purchase Agreement, dated as of February 28, 1998, between UroGen and Baxter Healthcare Corporation(2)

2.3	Amendment to Asset Purchase Agreement, dated as of May 27, 1998, between UroGen and Baxter.(2)

2.4	Distribution Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.5	Investor Rights Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.6	Developmental Collaboration Agreement, dated July 8, 1998 between UroGen and Baxter.(2)

2.7	Credit Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.8	Technology License Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

2.9	Second Amendment to Asset Purchase Agreement, dated July 20, 2001, between GenStar and Baxter.

2.10	Third Amendment to Asset Purchase Agreement, dated December 31, 2001, between GenStar and Baxter.

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation(5)

4.1	Certificate of Designation of Preferences and Rights of Series A Preferred Stock of UroGen.(2)

4.2	Certificate of Designation of Preferences and Rights of Series B Preferred Stock of UroGen.(2)

4.3	Certificate of Designation of Preferences and Rights of Series C Preferred Stock of UroGen.(2)

4.4	Certificate of Designation of Preferences and Rights of Series A Preferred Stock of GenStar Therapeutics Corporation (As Amended).

4.5	Certificate of Designation of Preferences and Rights of Series B Preferred Stock of GenStar Therapeutics Corporation (As Amended).

4.6	Certificate of Designation of Preferences and Rights of Series C Preferred Stock of GenStar Therapeutics Corporation (As Amended).

4.7	Third Amendment to Certificate of Designation of Preferences and Rights of Series B Preferred Stock of GenStar Therapeutics Corporation.

10.1	Contribution Agreement between the Company and Medstone International, Inc. dated October 31, 1995(1)

10.2	Form of Indemnification Agreement(1)

10.3	UroGen Corp. 1995 Stock Plan(1)

10.4	UroGen Corp. 1995 Director Option Plan(1)

10.5	License Agreement, dated March 5, 1997, between UroGen and The Immune Response Corporation(3)

10.6	Amendment to License Agreement, dated January 29, 1999, between UroGen and The Immune Response Corporation.(3)

10.7	License Agreement, dated November 5, 1997, by and among UroGen, Sidney Kimmel Cancer Center and Daniel A. Mercola, M.D., Ph.D.(3)

10.8	License Agreement, dated September 20, 1996 between UroGen and The Regents of the University of California.(3)

10.9	Form of Note and Warrant Purchase Agreement, dated July 8, 1998 between UroGen and various investors.(3)

10.10	Warrant Certificate, dated July 31, 1997, between UroGen and Robert E. Sobol.(3)

10.11	Distribution Agreement, dated July 8, 1998, by and among UroGen and Baxter.(2)

10.12	Investor Rights Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

10.13	Developmental Collaboration Agreement, dated July 8, 1998 between UroGen and Baxter.(2)

10.14	Credit Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

10.15	Technology License Agreement, dated July 8, 1998, between UroGen and Baxter.(2)

10.16	Form of Note and Warrant Purchase Agreement, dated April 28, 1999 between UroGen and various investors.(4)

10.17	UroGen Corp. 1999 Stock Plan(4)

10.18	Form of Common Stock and Warrant Purchase Agreement dated January 21, 2000 between UroGen and various investors.(4)

10.19	Form of Common Stock Purchase Agreement dated January 21, 2000 between UroGen and various investors.(4)

10.20	Form of Common Stock Purchase Agreement dated February 17, 2000 between UroGen and various investors.(4)

10.21	Assignment Agreement dated June 8, 2000 between GenStar and Baxter.

10.22	Warrant certificate dated February 25, 2000 between UroGen and Baxter.

10.23	GenStar Therapeutics Corporation Employee Stock Purchase Plan.

10.24	Warrant certificate dated October 18, 2001 between GenStar and SCO Financial Group LLC.

10.25	Assignment and Assumption Agreement dated February 25, 2002 between GenStar and the Immune Response Corp.

23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Previously filed with the Company’s Application for Registration on Form 10-SB dated February 9, 1996.
(2)	Previously filed with the Company’s current Report on Form 8-K dated February 9, 1996.
(3)	Previously filed with the Company’s Annual Report on Form 10-KSB dated May 24, 1999.
(4)	Previously filed with the Company Registration Statement on Form SB-2 dated February 10, 2000.
(5)	Previously filed with the Company’s Annual Report on Form 10-KSB dated April 1, 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
GenStar Therapeutics Corporation

We have audited the accompanying consolidated balance sheets of GenStar Therapeutics Corporation (a development stage enterprise) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001 and the period from July 1, 1991 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenStar Therapeutics Corporation (a development stage enterprise) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and the period from July 1, 1991 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	ERNST & YOUNG LLP

San Diego, California
March 1, 2002

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,437,291	$5,294,655
Short-term investments	13,923,884	16,060,771
Accounts receivable	535,259	13,177
Investments underlying deferred compensation, current portion	—	69,481
Other current assets	274,714	129,972

Total current assets	17,171,148	21,568,056
Property and equipment, net	2,346,098	2,185,786
Restricted cash	438,271	—
Deferred loan fee	315,344	585,639
Other assets	830,710	104,990

	$21,101,571	$24,444,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607,452	$449,264
Accrued employee benefits	201,436	172,879
Other accrued liabilities	302,243	250,972
Capital lease obligation, current portion	381,191	79,886
Notes payable, current portion	299,335	272,002

Total current liabilities	1,791,657	1,225,003
Capital lease obligation, net of current portion	469,767	84,955
Notes payable, net of current portion	225,157	524,492
Other long-term liabilities	328,289	33,862
Deferred compensation	502,006	417,324
Advance from related party	—	1,975,597

Commitments
Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding, liquidation preference of $58,300	6	6
Series B Preferred Stock, 12,890 and 7,041 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	7
Series C Preferred Stock, 2,000 and 0 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	—
Common Stock—$0.001 par value, 40,000,000 shares authorized; 23,738,990 and 22,726,052 shares issued and outstanding	23,739	22,726
Additional paid-in capital	50,703,975	41,933,843
Deficit accumulated during development stage	(33,228,940)	(22,133,930)
Accumulated other comprehensive income	285,900	360,586

Total stockholders’ equity	17,784,695	20,183,238

	$21,101,571	$24,444,471

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2001
	2001	2000	1999
Revenues	$300,900	$161,763	$117,867	$1,421,910
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	8,451,710	6,414,553	2,710,921	23,011,852
General and administrative	3,711,013	2,373,597	817,111	8,248,674
Write-off of acquired in-process technology	—	1,654,924	—	7,110,429

Total costs and expenses	12,162,723	10,443,074	3,528,032	39,192,833

Loss from operations	(11,861,823)	(10,281,311)	(3,410,165)	(37,770,923)
Other income (expense), net	(1,476)	(11,975)	(71,749)	(21,124)
Interest expense	(458,998)	(229,476)	(360,417)	(1,354,997)
Interest income	1,227,287	913,222	23,504	2,192,311

Net loss	$(11,095,010)	$(9,609,540)	$(3,818,827)	$(36,954,733)

Basic and diluted loss per share	$(0.48)	$(0.46)	$(0.35)

Number of shares used in the computation of basic and diluted loss per share	23,107,593	21,006,279	10,762,787

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2001

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Advances and contributions from Medstone July 1, 1991 to December 31, 1997	—	—	—	—	—	—	—	$4,388,875	—	—	$4,388,875
Distribution of stock dividend and net assets February 9, 1996	—	—	5,616,528	$5,617	$657,465	—	—	(4,388,875)	$3,725,793	—	—
Distribution of Common Stock for Services at $0.05 per share	—	—	363,000	363	17,787	—			—	—	18,150
Issuance of Common Stock for cash upon exercise of options at $0.05 per share			1,410,000	1,410	69,090	—	—	—	—	—	70,500
Issuance of Common Stock for cash and note receivable at $0.05 per share			147,791	148	7,242	$(7,242)			—	—	148
Net loss and comprehensive loss July 1, 1991 to December 31, 1997	—	—	—	—	—	—	$(743,175)	—	(3,725,793)	—	(4,468,968)

Balance at December 31, 1997	—	—	7,537,319	7,538	751,584	(7,242)	(743,175)	—	—	—	8,705

Issuance of Preferred and Common Stock for equipment and acquired in-process technology at $0.63 and $630 per share, respectively, net of issuance costs of $83,366	5,830	$6	1,841,219	1,841	5,714,228	—	—	—	—	—	5,716,075
Issuance of warrants for Common Stock valued at $0.59 per share	—	—	—	—	305,910	—	—		—	—	305,910
Interest and other related to note receivable from stockholder	—	—	—	—	11,250	(13,280)			—	—	(2,030)
Net loss and comprehensive loss	—	—	—	—	—	—	(7,962,388)	—	—	—	(7,962,388)

Balance at December 31, 1998	5,830	$6	9,378,538	$9,379	$6,782,972	$(20,522)	$(8,705,563)	—	—	—	$(1,933,728)

Continued on next page

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2001 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1998	5,830	$6	9,378,538	$9,379	$6,782,972	$(20,522)	$(8,705,563)	—	—	—	$(1,933,728)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	2,998	3	—	—	2,997,997	—	—	—	—	—	2,998,000
Issuance of Common Stock upon conversion of notes payable plus accrued interest at $1.00 and $0.30 per share	—	—	2,460,811	2,461	1,509,958	—	—	—	—	—	1,512,419
Collection of note receivable	—	—	—	—	—	20,522	—	—	—	—	20,522
Issuance of Common Stock for cash upon exercise of options at $0.05 per share	—	—	36,319	36	1,475	—	—	—	—	—	1,511
Issuance of warrants valued at $0.18 and $0.20 per share	—	—	—	—	311,667	—	—	—	—	—	311,667
Issuance of Common Stock for cash upon exercise of warrants at $.001 per share	—	—	218,433	218	—	—	—	—	—	—	218
Issuance of Common Stock for services at $0.29 per share	—	—	10,000	10	2,890	—	—	—	—	—	2,900
Net loss and comprehensive loss	—	—	—	—	—	—	(3,818,827)	—	—	—	(3,818,827)

Balance at December 31, 1999	8,828	$9	12,104,101	$12,104	$11,606,959	$—	$(12,524,390)	$—	$—	$—	$(905,318)

Continued on next page

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2001 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1999	8,828	$9	12,104,101	$12,104	$11,606,959	$—	$(12,524,390)	—		—	$(905,318)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	4,043	4	—	—	4,043,075	—	—	—		—	4,043,079
Issuance of Common Stock, net of offering costs	—	—	8,362,801	8,363	23,416,026	—	—	—		—	23,424,389
Issuance of Common Stock for cash upon exercise of options	—	—	560,917	561	125,539	—	—	—		—	126,100
Issuance of Common Stock for cash upon exercise of warrants	—	—	408,281	408	268,178	—	—	—		—	268,586
Net exercises of warrants for Common Stock	—	—	991,952	992	(992)	—	—	—		—	—
Issuance of options at less than Fair Market Value	—	—	—	—	217,200	—	—	—		—	217,200
Issuance of Common Stock for purchase of technology	—	—	288,000	288	1,458,432	—	—	—		—	1,458,720
Issuance of Common Stock for services	—	—	10,000	10	64,990	—	—	—		—	65,000
Issuance of stock options to consultant	—	—	—	—	47,436	—	—	—		—	47,436
Issuance of warrants valued at $2.00 per share in connection with a loan agreement	—	—	—	—	687,000	—	—	—	—	—	687,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,609,540)	—	—	—	(9,609,540)

Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	360,586	360,586
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,248,954)

Balance at December 31, 2000	12,871	$13	22,726,052	$22,726	$41,933,843	$—	$(22,133,930)	$—	$—	$360,586	$20,183,238

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period July 1, 1991 (inception) to December 31, 2001 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2000	12,871	$13	22,726,052	$22,726	$41,933,843	$—	$(22,133,930)	$—	$—	$360,586	$20,183,238
Issuance of Common Stock for cash upon exercise of options	—	—	304,565	305	74,282	—	—	—	—	—	74,587
Issuance of Common Stock for cash upon exercise of warrants	—	—	494,355	494	346,344	—	—	—		—	346,838
Issuance of Series B Preferred Stock from conversion of advance from related party at $1,000 per share	5,849	6	—	—	5,848,355	—	—	—	—	—	5,848,361
Issuance of Series C Preferred Stock for cash at $1,000 per share	2,000	2			1,999,998	—	—	—	—	—	2,000,000
Net exercises of warrants for Common Stock	—	—	193,435	193	(193)	—	—	—	—	—	—
Proceeds from investor’s short-swing profit	—	—	—	—	123,820	—	—	—	—	—	123,820
Extension of stock option exercise period for terminated employees	—	—	—	—	35,504	—	—	—	—	—	35,504
Repurchase of restricted stock	—	—	(10,417)	(10)	(2,802)	—	—	—	—	—	(2,812)
Stock grants to employees	—	—	31,000	31	94,119	—	—	—	—	—	94,150
Issuance of options and warrants for services	—	—	—	—	250,705	—	—	—	—	—	250,705
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,095,010)	—	—	—	(11,095,010)

Unrealized loss on short-term investments	—	—	—	—	—	—		—	—	(74,686)	(74,686)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(11,169,696)
Balance at December 31, 2001	20,720	$21	23,738,990	$23,739	$50,703,975	$—	$(33,228,940)	$—	$—	$285,900	$17,784,695

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2001
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(11,095,010)	$(9,609,540)	$(3,818,827)	$(36,954,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	1,519,500	—	6,975,005
Expenses satisfied via advances from related party	—	—	—	695,557
Depreciation and amortization	694,965	363,161	130,525	1,708,978
Accrued interest satisfied through issuance of Common Stock	—	—	40,245	40,245
Stock, warrants and options issued for services	380,359	370,889	2,900	878,298
Gain (loss) on disposal of property and equipment	11,866	363	—	(69,578)
Amortization of debt discount and loan fee	270,295	101,361	308,656	945,952
Deferred rent	294,426	33,863	—	328,289
Change in operating assets and liabilities:
Accounts receivable	(522,082)	101,031	(114,208)	(535,259)
Other current assets	(144,742)	(120,511)	10,712	(274,714)
Other assets	(1,094,511)	37,658	(182,077)	(1,268,982)
Accounts payable	158,188	49,779	7,024	607,452
Amounts due to stockholder	—	—	(315,000)	—
Other current liabilities	79,828	207,300	(60,529)	485,595
Deferred compensation	84,682	210,362	177,975	502,006

Net cash used in operating activities	(10,881,736)	(6,734,784)	(3,812,604)	(25,935,889)

Cash flows from investing activities:
Purchase of short-term investments	(22,122,369)	(15,700,185)	—	(37,822,554)
Sale of short-term investments	24,184,570	—	—	24,184,570
Purchase of property and equipment	(719,536)	(1,684,454)	(169,919)	(3,152,908)

Net cash provided by (used in) investing activities	1,342,665	(17,384,639)	(169,919)	(16,790,892)

Cash flows from financing activities:
Advances from related party	3,872,768	4,142,669	4,178,446	12,193,883
Repayment of note receivable from stockholder	—	—	20,000	20,000
Proceeds from investor’s short-swing profit	123,820	—	—	123,820
Proceeds from notes payable and capital lease	806,774	750,000	400,000	2,986,774
Repayment of capital lease and notes payable	(540,267)	(219,661)	(10,641)	(770,569)
Proceeds from issuance of Common Stock upon exercise of options and warrants	421,425	393,098	1,729	886,752
Proceeds from sale of Common Stock, net of issuance costs	—	23,425,978	—	23,342,760
Proceeds from issuance of Series C Preferred Stock	2,000,000	—	—	2,000,000
Repurchase of restricted shares of common stock	(2,813)	—	—	(2,813)
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash provided by financing activities	6,681,707	28,492,084	4,589,534	45,164,072

Net (decrease) increase in cash and cash equivalents	(2,857,364)	4,372,661	607,011	2,437,291
Cash and cash equivalents, beginning of period	5,294,655	921,994	314,983	—

Cash and cash equivalents, end of period	$2,437,291	$5,294,655	$921,994	$2,437,291

See Note 12 for supplemental cash flow information.
See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.    Organization and Summary of Significant Accounting Policies

Organization

GenStar Therapeutics Corporation (the “Company”) is a biotechnology company dedicated to the development of innovative gene therapy products for the treatment of hemophilia, cancer, HIV/AIDs and other serious medical disorders.

The Company was incorporated as UroGen Corp. in Delaware on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. In March 2000, the Company’s name was changed to GenStar Therapeutics Corporation.

Basis of Presentation

The consolidated financial statements include the accounts of GenStar Therapeutic Corporation and its wholly-owned subsidiary, Urogen Acquisition Corp. All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales as yet, the Company’s financial statements are presented as statements of a development stage enterprise.

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the research grants are not refundable, regardless of the success of the underlying research.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and are recorded as interest income. For the year ended December 31, 2001, realized gains were $365,977 and realized losses were $47,450. There were no realized gains or losses for the year ended December 31, 2000. Prior to 2000, the Company did not have any short-term investments, only cash and cash equivalents.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Corporate debt securities	$9,598,746	$9,838,840	$240,094
Obligations of U.S. government agencies	2,503,221	2,521,219	17,998
Other short-term investments	1,536,017	1,563,825	27,808

Total short-term investments	$13,637,984	$13,923,884	$285,900

At December 31, 2000, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Corporate debt securities	$12,554,480	$12,811,040	$256,560
Obligations of U.S. government agencies	1,003,904	1,044,378	40,474
Obligations of foreign government agencies	699,801	740,870	41,069
Other short-term investments	1,442,000	1,464,483	22,483

Total short-term investments	$15,700,185	$16,060,771	$360,586

Approximately 63% and 37% of these securities mature within one and two years of December 31, 2001, respectively. At December 31, 2000, approximately 74% and 26% of these securities had maturities within one and two years of December 31, 2000.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease. Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $694,965, $363,161 and $130,525, respectively.

Patents

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

In March 2000, the FASB issued Interpretation No. 44, (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25. This interpretation clarifies the definition of employee for purposes applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company’s consolidated results of operations.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company does not expect the adoption of these pronouncements to have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2001, 2000 and 1999 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

Income Taxes

The Company provides for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Research and Development

Research and development costs are expensed as incurred.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income or loss, including net income or loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive loss for the three years ended December 31, 2001 consisted of the following:

	2001	2000	1999
Net loss	$(11,095,010)	$(9,609,540)	$(3,818,827)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	(74,686)	360,586	—

Comprehensive loss	$(11,169,696)	$(9,248,954)	$(3,818,827)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

2.    Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2001	2000
Equipment	$1,685,989	$1,756,787
Equipment under capital lease	1,182,477	232,163
Furniture and fixtures	146,649	235,959
Leasehold improvements	534,941	481,297

	3,550,056	2,706,206
Accumulated depreciation	(1,203,958)	(520,420)

	$2,346,098	$2,185,786

3.    Capital Lease Obligation

During 1999, the Company entered into capital lease agreement under which up to $250,000 in equipment could be leased. In connection with this capital lease agreement the Company issued a warrant for 250,000 shares of Common Stock to the lessor (Note 6). The warrant was exercised in July 2000. Additionally, in February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment may be leased. During 2001, the Company financed $860,115 of equipment under this lease. Under the original terms of the lease, the lease expired in February 2002, however the company was granted an extension of the lease term through June 2002. During 2001, the Company also entered into a capital lease agreement with one of our vendors, under which equipment valued at $94,266 was financed.

At December 31, 2001 and 2000, the Company had equipment acquired under capital leases of $1,182,477 and $232,163, respectively, with related accumulated depreciation of $219,523 and $50,712, respectively. Total

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation expense on assets under capital lease for the three years ended December 31, 2001, 2000 and 1999 was $201,255, $39,982 and $10,730, respectively.

Future minimum lease payments at December 31, 2001 are as follows:

2002	$456,613
2003	378,081
2004	130,465
2005	—

Total minimum obligations	965,159
Interest	114,201

Present value of minimum lease obligations	850,958
Current portion	(381,191)

Long-term lease obligations at December 31, 2001	$469,767

4.    Notes Payable

During 2000, the Company entered into a note payable in the amount of $750,000. The note payable is secured by equipment and carries an average effective interest rate of approximately 9.6%. In addition, the Company issued a warrant for 100,000 shares of Common Stock to a Baxter in exchange for Baxter’s guarantee of this note payable. As of December 31, 2001, warrants for 100,000 shares remain outstanding.

Additionally, during 2000, the Company entered into a note payable in the amount of $200,000 to finance the construction of leasehold improvements. The note payable carries an interest rate of 10%.

The scheduled maturities of notes payable at December 31, 2001 are as follows: $337,268 in 2002, $163,260 in 2003, $50,993 in 2004 and $33,995 in 2005, including interest. The notes mature from 2003 through 2005.

5.    Acquisition of Technology and Related Agreements

In May 2000, the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar common stock, and an obligation to issue an additional 12,000 shares of common stock. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro had no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,519,500 based on the fair value of the Common Stock on the date of the agreement which was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it. The Company anticipates that it will take at least five years to complete the Allegro product and obtain regulatory approvals, if approvals are obtained.

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

Under the terms of the Company’s Developmental Collaboration Agreement and Credit Agreement (the “Credit Agreement”) with Baxter, Baxter was required to provide funding for pre-clinical development of the hemophilia product and when the Company treated the first patient in a Phase I Clinical Trial for the hemophilia product, a

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestone payment of $2,000,000 was due from Baxter. On June 13, 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock. Additionally, the remaining balance under the Credit Agreement of approximately $5,848,000 was converted to Series B Preferred Stock in August, 2001. The Series B Preferred Stock is convertible at Baxter’s option into 2,010,920 shares of Common Stock.

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

The Company, Baxter and certain founding shareholders (the “Founders”) entered into the Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transferability of the shares until July 8, 2003 and have certain registration rights. Additionally, under this agreement, Baxter has the right to purchase up to twenty percent of any new securities issued and has the obligation to purchase Series C Preferred Stock at a price of $1,000 per share upon the Company’s achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the Food and Drug Administration of a product developed under the Developmental Collaboration Agreement. See related discussion in Note 6.

6.    Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock; $0.001 par value. As of December 31, 2001, 40,000, 13,000 and 17,000 shares were designated Series A, Series B, and Series C, respectively.

As of December 31, 2001, there were 5,830 shares of Series A Preferred Stock issued and outstanding. Holders of the Series A Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of ten dollars ($10.00) per share and have no voting rights. The Series A Preferred Stock is convertible into Common Stock on a 1,000 to 1 basis; provided, however, that no shares were convertible prior to July 8, 2001.

As of December 31, 2001, there were 12,890 shares of Series B Preferred Stock issued and outstanding. The Company anticipates that Series B Preferred Stock will be issued only to Baxter in payment for amounts funded by Baxter under the Credit Agreement. Total funding under the Development Collaboration Agreement and Credit Agreement was $12,890,000. Holders of the Series B Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock and have no voting rights, except for a vote as to whether the Company may issue additional Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock upon the earlier of (i) the first business day following the treatment of the first patient under an Initial New Drug Application for a Collaboration Product (as defined) commences in a Phase I Clinical Trial (the “IND Milestone Date”), (ii) the date five years after the last advance of funds by Baxter under the Credit Agreement between Baxter and the Company through and including the IND Milestone Date and (iii) automatic conversion pursuant to the terms of the Credit Agreement. The IND Milestone Date occurred on June 13, 2001, thus the Series B Preferred Stock is convertible at Baxter’s option. The Series B Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s Common Stock (as defined), multiplied by (b) the number of shares of Series B Preferred converted. The Fair Market Value was set as of June 13, 2001 at $6.41 or 2,010,920 share of Common Stock.

As of December 31, 2001, there were 2,000 shares of Series C Preferred Stock issued and outstanding. The Company anticipates that Series C Preferred Stock will be sold only to Baxter upon GenStar meeting certain specified milestones (the “Series C Milestones”). Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A Preferred Stock and to holders of Common Stock and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into Common Stock

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C Preferred Stock is convertible into Common Stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s Common Stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted.

Warrants

In October 2001, the Company issued a warrant to purchase 89,500 shares of Common Stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $2.35 per share. The warrant was valued at $134,250 and was recorded to general and administrative expense.

In August 2000, the Company issued a warrant to purchase 100,000 shares of Common Stock to Baxter in exchange for a guarantee of the Company’s note payable. The warrant is fully vested and is exercisable for five years at an exercise price of $2.00 per share. The warrant, valued at $687,000, was classified as a deferred loan fee and is being amortized over the remaining term of the note.

In January 2000, the Company completed an equity offering in which warrants for 1,773,899 shares of Common Stock were issued. Additionally, warrants for 360,000 shares of Common Stock were issued to the underwriter as part of the underwriter’s commission. The warrants are exercisable at $0.75 per share and expire in 2005. As of December 31, 2001, warrants for 1,076,112 remain outstanding.

In September 1999, the Company issued a warrant to purchase 250,000 shares to a leasing company related to a lease line for capital equipment (Note 3). The warrant was exercisable for seven years at an exercise price of $0.30 per share. The warrant was valued at $45,000 and was amortized to interest expense over the term of the lease. The warrant was exercised in July 2000.

Holders of the convertible notes payable issued in 1998 and 1999 also hold warrants to purchase 515,000 and 1,364,166 shares of Common Stock at an exercise price of $0.74 per share and $0.30 per share, respectively. As of December 31, 2001, warrants to purchase 337,500 and 883,335 shares of Common Stock, respectively, remain outstanding.

In 1997 the Company issued warrants to purchase 200,000 shares of Common Stock to an officer of the Company. These warrants, which were exercisable at $.05 per share and subject to expiration on July 31, 2001,were exercised in February 2000.

Employee Stock Purchase Plan

In May 2001, GenStar adopted an Employee Stock Purchase Plan, which was approved by the shareholders in July 2001. A total of 1,000,000 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of a 24 month offering period.

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

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a non-employee director. The exercise price of options granted to non-employee directors must be the fair market value of GenStar Common Stock on the date of grant.

Options granted to non-employee directors have a ten-year term, subject to a non-employee director’s continued service as a director. The initial options granted to non-employee directors vest over three years at the rate of one-third per year and the annual options vest one year from the date of grant. As of December 31, 2001, options to purchase 140,000 shares of Common Stock had been granted under The Director Option Plan and options to purchase 85,000 shares were vested.

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

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 1998	350,000	35,000	$0.06
Granted	3,021,183	15,000	$0.30
Exercised	(30,217)	—	$0.05
Canceled	(114,783)	—	$0.15
Expired	—	—	—

Balance at December 31, 1999	3,226,183	50,000	$2.60
Granted	1,883,016	45,000	$5.96
Exercised	(555,917)	(5,000)	$0.22
Canceled	(80,000)	—	$0.20
Expired	—	—	—

Balance at December 31, 2000	4,473,282	90,000	$2.66
Granted	726,500	45,000	$3.39
Exercised	(289,150)	(5,000)	$0.24
Canceled	(348,311)	—	$4.24
Expired	—	—	—

Balance at December 31, 2001	4,562,321	130,000	$2.82

Options outstanding as of December 31, 2001:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.05—$1.00	2,265,433	6.79	$0.31	1,850,147	$0.31
$1.01—$5.00	1,225,126	9.04	$3.13	297,772	$3.61
$5.01—$10.75	1,201,762	8.53	$7.20	447,044	$7.06

$0.05—$10.75	4,692,321			2,594,963

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following weighted-average assumptions for 2001, 2000 and 1999: a risk-free interest rate of 4.5%, 6.5% and 6%, respectively, a dividend yield of 0% for all periods, a volatility factor of the expected market price of the Company’s common stock of 90%, 95% and 70%, respectively, and an expected life of the option of two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the year ended December 31,
	2001	2000	1999
Pro forma net loss	$(11,700,000)	$(9,949,000)	$(3,846,000)
Pro forma net loss per share	$(0.51)	$(0.47)	$(0.36)

The following Common Stock is reserved for future issuance at December 31, 2001:

Stock option:
Granted and outstanding	4,692,321
Reserved for future grants	1,263,509
Warrants	2,486,447
Series A Preferred Stock	5,830,000
Series B Preferred Stock	2,010,920

16,283,197

The number of shares of Common Stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value at the date the Series C Preferred Stock becomes convertible.

7.    Income Taxes

Prior to the distribution of GenStar Common Stock by Medstone, income taxes had been allocated to the Company on a “separate return” basis whereby such amounts were determined as if the Company were a separate taxable entity. However, the Company’s net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company’s available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred subsequent to 1995. The Company has established a valuation allowance to fully offset its deferred tax assets as it is more likely than not these amounts will not be realized.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets are comprised of the following:

	December 31,
	2001	2000
Loss carryforwards	$10,823,000	$6,213,000
Research and development and other state credit carryforwards	1,514,000	821,000
Capitalized research and development	2,334,000	2,467,000
Other, net	215,000	82,000

Total deferred tax assets	14,886,000	9,583,000
Valuation allowance	(14,886,000)	(9,583,000)

Net deferred tax assets	$—	$—

As of December 31, 2001, the Company has Federal and state net operating loss carryforwards of approximately $26,600,000 and $26,318,000, respectively, which will begin to expire in 2011 and 2004, respectively, unless previously utilized. The company has Federal and state research and development credit carryforwards of approximately $1,012,000 and $711,000, respectively. The Federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The Company has a California manufacturer’s investment credit of approximately $60,000 that will begin to expire in 2008 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company’s use of its net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

8.    Revenues

For the three years ended December 31, 2001 all revenue was from research grants from the National Institutes of Health.

9.    Related Party Balances and Transactions

In 2000, the Company entered into a facility lease and a note payable with a research organization in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2001, 2000 and 1999, the Company paid the research organization $1,121,106, $555,399 and $308,972, respectively, for rent, common area charges, license fees and services (Note 10).

During 2001, the Company entered into a consulting agreement with a former Director and Officer of the Company who continues to be a stockholder. The Company accrued expenses of $23,000 associated with this agreement, but no payments were made until January 2002. Additionally, the Company extended the stock option exercise period for options held by this individual, resulting in a charge to consulting expense of $49,000 during 2001.

During 2001, the Company entered into a note receivable with an Officer and stockholder of the Company in the amount of $37,000. The note will be repaid over a four year period.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments

Facilities

During 2000, the Company entered into a lease agreement with an affiliated research organization for approximately 22,000 square feet of office and laboratory space. The research organization is affiliated due to a common director. The Company also leases approximately 8,600 square feet of office and laboratory space for our manufacturing facility. This lease expires in August 2004, with two options to extend the lease for an additional three years. Additionally, the Company leases approximately 43,000 square feet of office, laboratory and clean room space which will be used for manufacturing operations. This lease expires in 2011 with one option to extend for five years.

For the years ended December 31, 2001, 2000 and 1999, rent expense was approximately $1,753,000, $722,000 and $303,000, respectively.

Future minimum lease payments under all of these leases are as follows:

2002	$2,350,726
2003	2,431,382
2004	2,430,890
2005	2,089,984
2006	1,650,602
Thereafter	8,265,087

Total	$19,218,671

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

The Company is obligated to make a milestone payment to Immune Response Corporation (IRC) of $200,000 upon the approval by the Food and Drug Administration or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in the January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400 which was paid in February 2000. In February 2002, GenStar and IRC entered into an Assignment and Assumption Agreeement under which the license agreement between GenStar and IRC was terminated and IRC’s rights under its license agreement with the UC Regents for the related intellectual property were transferred to GenStar. GenStar paid IRC $100,000 as compensation for the transfer of such rights. Under the agreement with the UC Regents, GenStar has rights related to all forms of cancer for the tumor radiosensitization technology and is obligated to pay an annual license maintenance fee of $10,000 until the commencement of sales of the licensed product. GenStar must also pay royalties to the UC Regents on its net sales revenue of licenced products or royalties from licences.

In September 1996, the Company entered into a license agreement with the UC Regents to license rights to certain patents and continuing applications thereof in the field of diagnosis of metastases by nucleic acid amplification. The Company is required to pay an annual license maintenance fee of $10,000 until the Company is selling licensed

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    Profit Sharing Plan and Deferred Compensation Plan

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 2001, 2000 and 1999 were $238,988, $170,201 and $105,064, respectively.

In 1998, the Company established a deferred compensation plan. Certain employees are allowed to defer up to 100% of their salaries and bonuses under this plan. Additionally, the Company allows certain employees approximately 18% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits may be allocated to the deferred compensation plan. During the years ended December 31, 2001, 2000 and 1999, the Company’s contributions to the deferred compensation plan were $66,613, $122,650 and $71,488, respectively. Employer contributions vest over a four-year period.

12.    Supplemental Cash Flow Information

During 2000, a warrant for 100,000 shares of Common Stock was issued to Baxter in conjunction with Baxter’s guarantee of a note payable. The warrant was valued at $687,000 and classified as deferred loan fees and is being amortized to interest expense over the term of the note payable. Additionally, the Company acquired $200,000 of leasehold improvements under a note payable to a related party.

During the years ended December 31, 2001 and 2000, the Company financed equipment valued at $954,381 and $95,735, respectively, under capital lease agreements. A warrant for 250,000 shares related to the capital lease was valued at $45,000. The warrant was exercised in 2000.

During 2000, the Company issued 288,000 shares of Common Stock valued at $1,519,500 to acquire the license for technologies for the treatment and prevention of AIDS and for lentiviral gene therapy (Note 3).

During the years ended December 31, 2001 and 2000, amounts due Baxter under the credit agreement of $5,848,361 and $4,043,079 were converted into 5,849 and 4,043 shares of Series B Preferred Stock, respectively. Additionally, during 2001, 2,000 shares of Series C Preferred Stock was issued to Baxter in exchange for a $2,000,000 milestone payment (Note 5).

As more fully described in Note 5, in 1998 the Company acquired certain technology and equipment in exchange for 5,830 shares of Series A Preferred Stock and 1,841,219 shares of Common Stock of the Company valued at $5,799,442. The equipment acquired was valued at $343,937 based on an appraisal.

Cash paid for income taxes was $1,600, $1,600 and $2,465 for the three years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for interest was $234,978, $78,867 and $8,177 for the three years ended December 31, 2001, 2000 and 1999, respectively.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE	NSTAR THERAPEUTICS CORPORATION
A	Delware Corporation

Date: March 29, 2002

Signature	Title	Date

/s/ PAUL D. QUADROS Paul D. Quadros	Chairman and Chief Financial Officer	March 29, 2002

/s/ ROBERT E. SOBOL Robert E. Sobol	Chief Executive Officer	March 29. 2002

/s/ LEE R. MCCRACKEN Lee R. McCracken	President and Chief Business Officer	March 29, 2002

/s/ CARIN D. SANDVIK Carin D. Sandvik	Sr. Director of Finance and Admnistration, Chief Accounting Officer (Principal accounting officer)	March 29, 2002

/s/ PETER F. BERNARDONI Peter F. Bernardoni	Director	March 29, 2002

/s/ IVOR ROYSTON Ivor Royston	Director	March 29, 2002

/s/ VICTOR W. SCHMITT Victor W. Schmitt	Director	March 29, 2002