Form 10-Q
period 2002-03-31
GENSTAR THERAPEUTICS CORP
filed 2002-05-14
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the Common Stock of the registrant outstanding as of May 7, 2002, was 23,763,740.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,775,589	$2,437,291
Short-term investments	11,298,128	13,923,884
Accounts receivable	1,211,899	535,259
Other current assets	332,281	274,714

Total current assets	14,617,897	17,171,148
Property and equipment, net	2,623,715	2,346,098
Restricted cash	440,509	438,271
Deferred loan fee	247,770	315,344
Other assets	839,129	830,710

	$18,769,020	$21,101,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845,537	$607,452
Accrued employee benefits	222,242	201,436
Other accrued liabilities	387,806	302,243
Current portion of notes payable	300,604	299,335
Current portion of capital lease obligation	503,608	381,191

Total current liabilities	2,259,797	1,791,657
Notes payable, net of current portion	151,719	225,157
Capital lease obligation, net of current portion	677,275	469,767
Other long-term liabilities	392,894	328,289
Deferred compensation	272,559	502,006

Commitments

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding, liquidation preference of $58,300	6	6
Series B Preferred Stock, 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock—$0.001 par value, 40,000,000 shares authorized; 23,763,740 and 23,738,990 issued and outstanding	23,764	23,739
Unrealized gain on short-term investments	148,373	285,900
Additional paid-in capital	50,799,634	50,703,975
Deficit accumulated during development stage	(35,957,016)	(33,228,940)

Total stockholders’ equity	15,014,776	17,784,695

	$18,769,020	$21,101,571

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		July 1, 1991 (inception) to March 31, 2002
	March 31, 2002	March 31, 2001
Revenue	$268,130	$32,171	$1,690,040

Costs and expenses:
Cost of sales	—	—	821,878
Research and development	2,327,936	1,943,106	25,339,788
Write-off of acquired in-process technology	—	—	7,110,429
General and administrative	808,714	831,657	9,057,388

Total costs and expenses	3,136,650	2,774,763	42,329,483

Loss from operations	(2,868,520)	(2,742,592)	(40,639,443)
Other income (expense)	60,033	(33)	38,909
Interest expense	(117,486)	(123,512)	(1,472,483)
Interest income	197,897	297,454	2,390,208

Net loss	$(2,728,076)	$(2,568,683)	$(39,682,809)

Basic and diluted loss per share	$(0.11)	$(0.11)

Number of weighted-average shares used in the computation of basic and diluted loss per share	23,744,101	22,747,278

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		July 1, 1991, (inception) to March 31, 2002
	2002	2001
Net loss	$(2,728,076)	$(2,568,683)	$(39,682,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	—	6,975,005
Expenses paid via advances from related party	—	—	695,557
Depreciation and amortization	191,657	158,079	1,900,635
Stock and options issued for services and other	92,863	—	971,161
Accrued interest satisfied through issuance of common stock	—	—	40,245
Loss on disposal of fixed assets	—	—	(69,578)
Amortization of debt discount and loan fee	67,574	67,574	1,013,526
Deferred rent	64,605	11,507	392,894
Change in assets and liabilities:
Accounts receivable	(676,640)	11,450	(1,211,899)
Other current assets	(57,567)	12,209	(332,281)
Other assets	(10,656)	(302,480)	(1,279,638)
Accounts payable	238,085	8,550	845,537
Other current liabilities	106,368	(5,083)	591,963
Deferred compensation	(229,447)	(12,954)	272,559

Net cash used in operating activities	(2,941,234)	(2,619,831)	(28,877,123)
Cash flows from investing activities:
Purchase of short-term investments	(4,722,990)	(3,304,273)	(42,545,544)
Sale of short-term investments	7,211,220	4,398,295	31,395,790
Purchase of property and equipment	(257,144)	(228,278)	(3,410,052)

Net cash provided by (used in) investing activities	2,231,086	865,744	(14,559,806)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	123,820	123,820
Proceeds from capital leases and other	226,594	445,504	3,213,368
Repayment of capital lease and notes payable	(180,968)	(109,377)	(951,537)
Stock issuance costs	—	—	(1,965,976)
Proceeds from issuance of common stock upon exercise of options and warrants	2,820	13,972	889,572
Proceeds from sale of common stock	—	—	25,308,736
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Repurchase of restricted shares	—	—	(2,813)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	48,446	473,919	45,212,518

Net (decrease) increase in cash and equivalents	(661,702)	(1,280,168)	1,775,589
Cash and equivalents, beginning of period	2,437,291	5,294,655	—

Cash and equivalents, end of period	$1,775,589	$4,014,487	$1,775,589

See accompanying notes

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.  The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of GenStar Therapeutics Corporation as of and for the periods indicated. GenStar presumes that users of the interim financial information have read or have access to the Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002 by the Company have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

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

3.  In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2002 and 2001. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

4.  In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment may be leased. The Company financed $438,500 and $445,504 of equipment under this lease agreement during the three months ended March 31, 2002 and 2001, respectively, and has financed a total of $1,300,000 of equipment under this lease since inception. Under the original terms of the lease, the lease expired in February 2002, however the Company was granted an extension of the lease term through June 30, 2002.

5.  In April 2002, the Company entered into a research agreement with a corporate partner whereby the two companies will collaborate on certain research projects. Under this agreement GenStar will be reimbursed for expenses incurred, which are estimated to be $250,000. An initial payment of $150,000 was due upon signing of the agreement and is recorded as deferred revenue as of March 31, 2002. The revenue will be recognized as the work is completed.

6.  Cash paid for interest during the three months ended 2002 and 2001 was $46,000 and $52,000.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002

7.  SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholder’s equity. For the three months ended March 31, 2002 and 2001, respectively, the comprehensive loss consisted of:

	Three months ended March 31,
	2002	2001
Net loss	$(2,728,076)	$(2,568,683)
Other comprehensive loss:
Unrealized (loss) gain on investments	(137,527)	74,460

Comprehensive loss	$(2,865,603)	$(2,494,223)

8.  In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS No. 142 effective January 1, 2002. The Company’s adoption of these pronouncements did not have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS No. 144 in January 2002 did not have a material impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2001 under “Risks and Uncertainties”. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business in our Annual Report on Form 10-KSB for the year ended December 31, 2001, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Factors That May Affect Future Results” and “Risks and Uncertainties”, as well as the audited financial statements and notes thereto contained in such report.

Overview

GenStar Therapeutics Corporation is a biotechnology company dedicated to the development of innovative gene therapy products utilizing advanced gene delivery technologies for the treatment of serious medical disorders. The primary focus of our research and development efforts is in the generation of products for the treatment of hemophilia, cancer and vaccines.

GenStar commenced operations as a stand-alone entity in January 1996 and has been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment. The gene delivery technology will be used to enhance our existing technology and to develop products to deliver other genes. We believe that the gene delivery technology provides a higher level of expression of the gene being delivered compared to other gene therapy approaches. Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and had continued to fund the development of our MAX-AD FVIII product for hemophilia through the date of treatment of the first patient in a clinical trial for that product.

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

GenStar’s current activities consist of the development of the MAXIMUM-AD gene transfer system for our MAX-AD FVIII product, our DUAL-AD vector product for prostate cancer, and the MAX-AD and HIV vector systems for the treatment of HIV/AIDS. We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies. We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products. We expect no product revenues in the near future and to incur significant losses for at least the next five years. We may never be profitable.

Results of Operations

Revenues

GenStar has generated revenues to date of $1,690,000 from contract research agreements and grants.Total revenues for the three months ended March 31, 2001 and 2002 were $32,000 and $268,000, respectively. We anticipate seeking additional research agreements and grants to help fund research and development efforts. We do not anticipate revenues from products for at least five years.

Research and development

Research and development expenses during the three months ended March 31, 2001 and 2002 were $1,943,000 and $2,328,000, respectively. Research and development expense increased $385,000, or 20%, in the first quarter of 2002 compared to the first quarter of 2001 due to an upgrade in the capacity of our manufacturing capabilities. We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

General and administrative expense

General and administrative expense was largely unchanged during the three months ended March 31, 2001 and 2002 and was $832,000 and $809,000, respectively. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. In future periods, we expect general and administrative expenses to remain constant to support our research and development activities.

Interest income and expense

Interest income during the three months ended March 31, 2001 and 2002 of $297,000 and $198,000, respectively, is a result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit. Interest expense for the three months ended March 31, 2001 and 2002 was $124,000 and $117,000, respectively. Interest expense in both periods relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability.

Liquidity and Capital Resources

Net cash used by operating activities during the three months ended March 31, 2001 and 2002 was $2,620,000 and $2,941,000, respectively. Net cash used by operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the three months ended March 31, 2001 and 2002 of $866,000 and $2,231,000, respectively, consists of purchases of short-term investments net of sales of short-term investments and the purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2001 and 2002 of $474,000 and $48,000, respectively, consists primarily of proceeds from our capital lease agreement, offset by repayments of capital leases and notes payable.

GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities. As of March 31, 2002, the Company had cash, cash equivalents and short-term investments totaling $13,074,000 and working capital of $12,358,000. GenStar has incurred net losses of $40.0 million since its inception through March 31, 2002 and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next four or five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter was required to provide funding for development of the hemophilia product. Total funding received from Baxter under the agreement was $12,890,000, which was converted into 12,890 Shares of Series B Preferred Stock. When the Company treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. In June 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock. The Series B Preferred Stock is convertible into 2,010,920 shares of common stock. The Series C Preferred Stock is convertible at Baxter’s option upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone.

We anticipate our existing capital resources will enable us to maintain our current and planned operations through the middle of 2003. However, no assurance can be given that we will not need additional funds prior to the middle of 2003. We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our operations or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights we may otherwise have.

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

GENSTAR THERAPEUTICS CORPORATION A Delaware Corporation

By:	/s/ Carin D. Sandvik
Carin D. Sandvik Sr. Director of Finance and Administration Chief Accounting Officer (Principal accounting officer)

Date: May 14, 2002