Form 10-Q
period 2002-06-30
GENSTAR THERAPEUTICS CORP
filed 2002-08-14
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The number of shares of the Common Stock of the registrant outstanding as of August 9, 2002, was 23,927,806.

GenStar Therapeutics Corporation
(A development stage enterprise)

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$697,586	$2,437,291
Short-term investments	9,705,589	13,699,964
Accounts receivable	6,408	535,259
Other current assets	472,569	498,634

Total current assets	10,882,152	17,171,148

Property and equipment, net	3,538,412	2,346,098
Restricted cash	443,604	438,271
Deferred loan fee	180,197	315,344
Other assets	839,346	830,710

	$15,883,711	$21,101,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,802	$607,452
Accrued employee benefits	207,115	201,436
Other accrued liabilities	653,927	302,243
Deferred revenue	126,316	—
Current portion of notes payable	282,865	299,335
Current portion of capital lease obligation	493,476	381,191

Total current liabilities	2,086,501	1,791,657

Notes payable, net of current portion	95,542	225,157
Capital lease obligation, net of current portion	792,808	469,767
Other long-term liabilities	490,858	328,289
Deferred compensation	255,396	502,006

Commitments
Stockholders’ equity:
Convertible Preferred Stock — $0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding, liquidation preference of $58,300	6	6
Series B Preferred Stock, 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock — $0.001 par value, 50,000,000 shares authorized; 23,841,242 and 23,738,990 issued and outstanding	23,841	23,739
Unrealized gain on short-term investments	6,326	285,900
Additional paid-in capital	51,003,951	50,703,975
Deficit accumulated during development stage	(38,871,533)	(33,228,940)

Total stockholders’ equity	12,162,606	17,784,695

	$15,883,711	$21,101,571

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		July 1, 1991 (inception) to June 30, 2002

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenue	$172,107	$40,263	$440,237	$72,434	$1,862,147

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	2,406,564	2,332,256	4,734,500	4,275,362	27,746,352
Write-off of acquired in-process technology	—	—	—	—	7,110,429
General and administrative	807,945	879,590	1,616,659	1,711,247	9,865,333

Total costs and expenses	3,214,509	3,211,846	6,351,159	5,986,609	45,543,992

Loss from operations	(3,042,402)	(3,171,583)	(5,910,922)	(5,914,175)	(43,681,845)

Other income (expense)	(6,189)	137	53,844	104	32,720
Interest expense	(113,783)	(129,779)	(231,269)	(253,291)	(1,586,266)
Interest income	247,857	311,649	445,754	609,103	2,638,065

Net loss	$(2,914,517)	$(2,989,576)	$(5,642,593)	$(5,558,259)	$(42,597,326)

Basic and diluted loss per share	$(0.12)	$(0.13)	$(0.24)	$(0.24)

Number of shares used in the computation of basic and diluted loss per share	23,777,073	22,871,491	23,760,587	22,809,745

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		July 1, 1991 (inception) to June 30,
	2002	2001	2002

Net loss	$(5,642,593)	$(5,558,259)	$(42,597,326)
Adjustments to reconcile net loss to net cash used
In operating activities:
Write-off of in-process technology acquired with stock	—	—	6,975,005
Expenses paid via advances from related party	—	—	695,557
Depreciation and amortization	442,278	332,208	2,151,256
Stock and options issued for services and other	284,458	—	1,162,756
Accrued interest satisfied through issuance of common stock	—	—	40,245
(Gain) loss on disposal of fixed assets	9,623	7,274	(59,955)
Amortization of debt discount and loan fee	135,147	135,148	1,081,099
Deferred rent	122,235	203,829	450,524
Change in assets and liabilities:
Accounts receivable	528,851	(5,120)	(6,408)
Other current assets	26,065	(25,031)	(248,649)
Other assets	(13,969)	(730,864)	(1,282,951)
Accounts payable	(284,650)	(64,252)	322,802
Other current liabilities	483,679	(7,178)	969,274
Other long-term liabilities	40,334	—	40,334
Deferred compensation	(246,610)	4,975	255,396

Net cash used in operating activities	(4,115,152)	(5,707,270)	(30,051,041)
Cash flows from investing activities:
Purchase of short-term investments	(5,429,362)	(9,418,509)	(43,251,916)
Sale of short-term investments	9,144,163	10,196,070	33,328,733
Purchase of property and equipment	(1,400,429)	(542,300)	(4,553,337)

Net cash provided by (used in) investing activities	2,314,372	235,261	(14,476,520)
Cash flows from financing activities:
Advances from related party	—	2,173,374	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	123,820	123,820
Proceeds from capital leases and other	428,519	653,233	3,415,293
Repayment of capital lease and notes payable	(383,064)	(242,421)	(1,153,633)
Proceeds from issuance of common stock upon exercise of options and warrants	15,620	58,455	902,372
Proceeds from sale of common stock, net of issuance costs	—	—	23,342,760
Proceeds from issuance of Series C preferred stock	—	2,000,000	2,000,000
Repurchase of restricted shares	—	—	(2,813)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	61,075	4,766,461	45,225,147

Net (decrease) increase in cash and equivalents	(1,739,705)	(705,548)	697,586

Cash and equivalents, beginning of period	2,437,291	5,294,655	—

Cash and equivalents, end of period	$697,586	$4,589,107	$697,586

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

3.

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share,  net loss per share is based on the average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2002 and 2001.  Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

4.	Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

5.

In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment could be leased.  The Company financed $672,000 and $653,000 of equipment under this lease agreement during the six months ended June 30, 2002 and 2001, respectively, and has financed a total of $1,534,000 of equipment under this lease since inception.  Under the original terms of the lease, the lease was to expire in February 2002, however the Company was granted an extension of the lease term through June 30, 2002.  No additional extension of the lease term was requested and the lease term expired June 30, 2002. Therefore, no additional assets can be financed under this facility.

6.

In April 2002, the Company entered into a research agreement with a corporate partner whereby the two companies will collaborate on certain research projects.  Under this agreement GenStar will be reimbursed for expenses incurred during the 19 month term of the agreement, which are estimated to be $250,000.  An initial payment of $150,000 was due upon signing of the agreement and was recorded as deferred revenue upon receipt.  In accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), the revenue is recognized on a straight-line basis over the term of the agreement.  A total of $24,000 was recognized as contract revenue during the six months ended June 30, 2002.

7.	Cash paid for interest during the six months ended 2002 and 2001 was $90,000 and $110,000, respectively.

8.

SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three and six months ended June 30, 2002 and 2001, respectively, the comprehensive loss consisted of:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net loss	$(2,914,517)	$(2,989,576)	$(5,642,593)	$(5,558,259)
Other comprehensive loss:
Unrealized loss on investments	(142,047)	(82,752)	(279,574)	(8,292)

Comprehensive loss	$(3,056,564)	$(3,072,328)	$(5,922,167)	$(5,566,551)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2001 under “Risks and Uncertainties”. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.  We also urge readers to review and consider our disclosures describing various factors that affect our business in our Annual Report on Form 10-KSB for the year ended December 31, 2001, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Cautionary Factors that May Affect Future Results” and “Risks and Uncertainties”, as well as the audited financial statements and notes thereto contained in such report.

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

GenStar’s current activities consist of the development of the MAXIMUM-AD gene transfer system for our MAX-AD FVIII product, our DUAL-AD vector product for prostate cancer, and the MAX-AD and HIV vector systems for the treatment of HIV/AIDS.  We anticipate defining additional uses for our vector technologies and potentially acquiring other technologies.  We expect to incur increasing research and development expenditures as we focus our efforts on further development of these products.  We expect that GenStar will have no product revenues and will incur significant losses for at least the next five years.  We may never be profitable.

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

    We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

    We recognize revenue when all four of the following criteria are met:  (i) persuasive evidence that an arrangement exists; (ii) delivery of services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which sets forth guidelines in the timing of revenue recognition.  Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require ongoing services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations.  Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable.  Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.  Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Patent costs

    We expense the costs related to filing and pursuing patent applications as the costs are incurred because the recoverability of such expenditures is uncertain.

Income taxes

    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  The Company’s policy is record a valuation allowance equal to the net deferred tax asset.

Stock based compensation

The Company grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant.  The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.  Warrants for Common Stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $1,862,000 from contract research agreements and grants.   Total revenues for the six months ended June 30, 2002 and 2001 were $440,000 and $72,000, respectively, and for the three months ended June 30, 2002 and 2001 were $172,000 and $40,000, respectively.  Revenues for both the three and six months ended June 30, 2002 include $24,000 related to a research agreement with a corporate partner whereby the two companies will collaborate on certain research projects (see Note 6 to the Financial Statements).  There were no such research agreement revenues during the three and six months ended June 30, 2001.  We anticipate seeking additional research agreements and grants to help fund research and development efforts.  We do not anticipate revenues from products for at least five years.

Research and development

Research and development expenses increased $460,000 to $4,735,000 during the six months ended June 30, 2002 compared to $4,275,000 for the six months ended June 30, 2001.  During the three months ended June 30, 2002 research and development expenses increased $75,000 to $2,407,000 compared to $2,332,000 for the three months ended June 30, 2001.  Research and development expenses increased in both the six month and three month periods ended June 30, 2002 compared to the same periods of 2001 due to an upgrade in the capacity of our manufacturing capabilities.  We anticipate increasing research and development expenditures in the future as we conduct preclinical and clinical testing necessary to bring our products to market and to establish additional manufacturing capabilities.

General and administrative expense

General and administrative expense decreased $94,000 during the six months ended June 30, 2002 to $1,617,000 compared to $1,711,000 for the six months ended June 30, 2001.  During the three months ended June 30, 2002 general and administrative expense decreased $72,000 to $808,000 compared to $880,000 for the three months ended June 30, 2001.  General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have decreased due to management’s efforts to reduce expenses in this area

Interest income and expense

Interest income decreased $163,000 during the six months ended June 30, 2002 to $446,000 compared to $609,000 for the six months ended June 30, 2001.  During the three months ended June 30, 2002 interest income decreased $64,000 to $248,000 compared to $312,000 for the three months ended June 30, 2001.  Interest income is a result of the investment of excess cash in money market accounts, corporate bonds and certificates of deposit.  Interest expense decreased $22,000 for the six months ended June 30, 2002 to $231,000 compared to $253,000 for the six months ended June 30, 2001.  During the three months ended June 30, 2002 interest expense decreased $16,000 to $114,000 compared to $130,000 for the three months ended June 30, 2001.  Interest expense in both 2001 and 2002 relates to equipment financing and interest accrued on the deferred compensation liability.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during the six months ended June 30, 2001 and 2002 was $5,707,000 and $4,185,000, respectively. Net cash used by operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the six months ended June 30, 2001 and June 30, 2002 was $235,000 and $2,384,000, respectively, and consists of net sales of short-term investments further reduced by purchases of furniture and equipment.  Net cash provided by financing activities during the six months ended June 30, 2001 of $4,766,000 consists primarily of $2,173,000 paid by Baxter under the credit agreement, proceeds from the sale of Series C Preferred Stock to Baxter of  $2,000,000, proceeds from our capital lease facility of $653,000, offset by repayments of the capital lease facility and notes payable of $242,000. Net cash provided by financing activities of $61,000 for the six months ended June 30, 2002 consists primarily of proceeds from our capital lease facility of $429,000, offset by repayments of the capital lease facility and notes payable of $383,000.

GenStar’s future capital requirements will depend on many factors, including scientific progress in our research and development programs, our ability to establish collaborative arrangements with others for drug development, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals and effective commercialization activities.  As of June 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $10,403,000 and working capital of $8,796,000.  GenStar has incurred net losses of $42.6 million since its inception through June 30, 2002 and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter was required to provide funding for development of the MAX-AD FVIII hemophilia product.  Total funding received from Baxter under the agreement was $12,890,000, which was converted into 12,890 Shares of Series B Preferred Stock.  When we treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. In June 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock.  The Series B Preferred Stock is convertible into 2,010,920 shares of common stock.  The Series C Preferred Stock is convertible at Baxter’s option upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone, currently in June 2001.

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
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
1.	Exhibit 3.4	Certificate of Amendment of the Amended and Restated Bylaws dated July 10, 1998.

2.	Exhibit 3.5	Certificate of Amendment of the Amended and Restated Bylaws dated July 20, 2001.

3.	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENSTAR THERAPEUTICS CORPORATION

A Delaware Corporation

Date: August 14, 2002	/s/	Carin D. Sandvik

Carin D. Sandvik
Sr. Director of Finance and Administration
Chief Accounting Officer
(Principal accounting officer)