Form 10-Q
period 2002-09-30
GENSTAR THERAPEUTICS CORP
filed 2002-11-14
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares of the Common Stock of the registrant outstanding as of November 11, 2002, was 24,020,584.

GenStar Therapeutics Corporation
(A development stage enterprise)

INDEX TO FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001	2

	Condensed Consolidated Statements of Operations (Unaudited) Three and Nine months Ended September 30, 2002 and 2001 and the period from July 1, 1991 (inception) to September 30, 2002	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months Ended September 30, 2002 and 2001 and the period from July 1, 1991 (inception) to September 30, 2002	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14
	Certifications Required by Section 302(a) of Sarbanes-Oxley Act of 2002	15

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,745,751	$2,437,291
Short-term investments	5,858,397	13,699,964
Accounts receivable	276,566	535,259
Other current assets	290,694	498,634

Total current assets	8,171,408	17,171,148
Property and equipment, net	3,242,702	2,346,098
Restricted cash	447,361	438,271
Deferred loan fee	112,623	315,344
Deferred merger expenses	619,082	—
Other assets	826,457	830,710

	$13,419,633	$21,101,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589,734	$607,452
Accrued employee benefits	227,979	201,436
Other accrued liabilities	558,262	302,243
Deferred revenue	102,632	—
Current portion of notes payable	217,604	299,335
Current portion of capital lease obligation	554,205	381,191

Total current liabilities	2,250,416	1,791,657
Notes payable, net of current portion	85,095	225,157
Capital lease obligation, net of current portion	575,848	469,767
Other long-term liabilities	544,103	328,289
Deferred compensation	273,005	502,006
Commitments
Stockholders’ equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding, liquidation preference of $58,300	6	6
Series B Preferred Stock, 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock - $0.001 par value, 50,000,000 shares authorized; 23,949,804 and 23,738,990 issued and outstanding	23,950	23,739
Unrealized gain on short-term investments	29,799	285,900
Additional paid-in capital	51,197,488	50,703,975
Deficit accumulated during development stage	(41,560,092)	(33,228,940)

Total stockholders’ equity	9,691,166	17,784,695

	$13,419,633	$21,101,571

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended		July 1, 1991 (inception) to September 30, 2002

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue	$422,565	$89,898	$862,802	$162,332	$2,284,712

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	2,282,487	2,401,584	7,016,987	6,687,924	30,201,211
Write-off of acquired in-process technology	—	—	—	—	7,110,429
General and administrative	776,978	803,266	2,393,637	2,504,087	10,469,939

Total costs and expenses	3,059,465	3,204,850	9,410,624	9,192,011	48,603,457

Loss from operations	(2,636,900)	(3,114,952)	(8,547,822)	(9,029,679)	(46,318,745)
Other income (expense)	—	(1,626)	53,844	(1,522)	32,720
Interest expense	(119,162)	(111,002)	(350,431)	(364,293)	(1,705,428)
Interest income	67,503	249,540	513,257	858,643	2,705,568

Net loss	$(2,688,559)	$(2,978,040)	$(8,331,152)	$(8,536,851)	$(45,285,885)

Basic and diluted loss per share	$(0.11)	$(0.13)	$(0.35)	$(0.37)

Number of shares used in the computation of basic and diluted loss per share	23,898,949	23,176,047	23,806,708	22,931,846

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		July 1, 1991 (inception) to September 30, 2002

	2002	2001

Net loss	$(8,331,152)	$(8,536,851)	$(45,285,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	—	6,975,005
Expenses paid via advances from related party	—	—	695,557
Depreciation and amortization	698,859	515,647	2,407,837
Stock, warrants and options issued for services and other	448,404	166,108	1,366,947
Loss (Gain) on disposal of fixed assets	9,623	11,866	(59,955)
Amortization of debt discount and loan fee	202,723	202,721	1,148,675
Deferred rent	175,478	244,147	503,767
Change in assets and liabilities:
Accounts receivable	258,693	(55,841)	(276,566)
Other current assets	(15,980)	75,630	(290,694)
Other assets	(623,921)	(773,455)	(1,892,903)
Accounts payable	(17,718)	207,677	589,734
Other current liabilities	385,196	(21,884)	870,791
Other long-term liabilities	40,332	—	40,332
Deferred compensation	(229,001)	42,583	273,005

Net cash used in operating activities	(6,998,464)	(7,921,652)	(32,934,353)
Cash flows from investing activities:
Purchase of short-term investments	(5,451,003)	(16,969,690)	(43,273,557)
Sale of short-term investments	13,260,390	14,809,515	37,444,960
Purchase of property and equipment	(1,361,300)	(829,670)	(4,514,208)

Net cash provided by (used in) investing activities	6,448,087	(2,989,845)	(10,342,805)
Cash flows from financing activities:
Advances from related party	—	3,872,768	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	123,820	123,820
Proceeds from capital leases and other	428,519	653,233	3,415,293
Repayment of capital lease and notes payable	(615,003)	(386,045)	(1,385,572)
Proceeds from issuance of common stock upon exercise of options and warrants	45,321	419,963	932,073
Proceeds from sale of common stock, net of issuance costs	—	—	23,342,760
Proceeds from issuance of Series C preferred stock	—	2,000,000	2,000,000
Repurchase of restricted shares	—	(2,813)	(2,813)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash (used in) provided by financing activities	(141,163)	6,680,926	45,022,909

Net (decrease) increase in cash and equivalents	(691,540)	(4,230,571)	1,745,751
Cash and equivalents, beginning of period	2,437,291	5,294,655	—

Cash and equivalents, end of period	$1,745,751	$1,064,084	$1,745,751

See accompanying notes.

GENSTAR THERAPEUTICS CORPORATION
(A development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

3.

In accordance with the Financial Accounting Standards Board’s (FASB) SFAS No. 128, Earnings per Share,  net loss per share is based on the average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2002 and 2001.  Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

4.	Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

5.

In February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment could be leased.  The Company financed $672,000 and $653,000 of equipment under this lease agreement during the nine months ended September 30, 2002 and 2001, respectively, and has financed a total of $1,534,000 of equipment under this lease since inception.  Under the original terms of the lease, the lease was to expire in February 2002, however the Company was granted an extension of the lease term through June 30, 2002.  No additional extension of the lease term was requested and the lease term expired June 30, 2002.  Therefore, no additional assets can be financed under this facility.  The capital lease has varying maturities beginning in January 2004 and ending in May 2005.

6.

In April 2002, the Company entered into a research agreement with a corporate partner whereby the two companies will collaborate on certain research projects.  Under this agreement GenStar will be reimbursed for expenses incurred during the 19 month term of the agreement, which are estimated to be $250,000.  An initial payment of $150,000 was due upon signing of the agreement and was recorded as deferred revenue upon receipt.  In accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), the revenue is recognized on a straight-line basis over the term of the agreement.  A total of $47,000 was recognized as contract revenue during the nine months ended September 30, 2002.

7.	Cash paid for interest during the nine months ended 2002 and 2001 was $115,000 and $149,000, respectively.

8.

SFAS No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components which, for the Company, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three and nine months ended September 30, 2002 and 2001, respectively, the comprehensive loss consisted of:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net loss	$(2,688,559)	$(2,978,040)	$(8,331,152)	$(8,536,851)
Other comprehensive loss:
Unrealized gain (loss) on investments	23,473	165,381	(256,101)	157,089

Comprehensive loss	$(2,665,086)	$(2,812,659)	$(8,587,253)	$(8,379,762)

9.

In September 2002, the Company entered into a definitive merger agreement with Vascular Genetics Inc.  The agreement is expected to result in the shareholders of each company owning approximately 50% of the fully-diluted ownership of the combined organization, which plans to change its name to CorAutus Genetics Inc.  Under the terms of the merger agreement, Vascular Genetics stockholders will receive, in exchange for all of the outstanding capital stock of Vascular Genetics, newly issued shares of GenStar common stock equal to the fully-diluted outstanding capitalization of GenStar, which is expected to be approximately 38 million shares.  The transaction is subject to approval by the GenStar and Vascular Genetics shareholders, as well as other closing conditions.  The merger is expected to close in early 2003.

10.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities.  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value.  This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.  It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties, including those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2001 under “Risks and Uncertainties”. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.  We also urge readers to review and consider our disclosures describing various factors that affect our business in our Annual Report on Form 10-KSB for the year ended December 31, 2001, including the disclosures under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Cautionary Factors that May Affect Future Results” and “Risks and Uncertainties”, as well as the audited financial statements and notes thereto contained in such report.

OVERVIEW

GenStar Therapeutics Corporation is a biotechnology company dedicated to the development of innovative gene therapy products utilizing advanced gene delivery technologies for the treatment of serious medical disorders.  To date, the Company's research and development efforts, utilizing advanced gene therapy technologies have focused on hemophilia, cancer and vaccines. In the future, the Company plans to concentrate its research and development efforts on the later-stage cardiovascular VEGF-2 products, which will be the focus of the Company following the planned merger with Vascular Genetics Inc. (VGI). The company has research agreements with Baxter Healthcare and with Centocor, a Johnson & Johnson company. GenStar's hemophilia, prostate cancer and HIV/AIDS product development programs are supported, in part, by grants from the National Cancer Institute and the National Institutes of Health.

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

In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. (Allegro) in exchange for 288,000 shares of GenStar Common stock and an obligation to issue an additional 12,000 shares of common stock once approved by the University of California Regents (“the Regents”).  In September 2002, the Regents approved the issuance of the additional 12,000 shares of common stock, and the shares were issued.  Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy.  Allegro had no products, revenues, employees, facilities or other assets.  Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

In September 2002, the Company entered into a definitive merger agreement with Vascular Genetics Inc.  The agreement is expected to result in the shareholders of each company owning approximately 50% of the fully-diluted ownership of the combined organization, which plans to change its name to CorAutus Genetics Inc.  Under the terms of the merger agreement, Vascular Genetics stockholders will receive, in exchange for all of the outstanding capital stock of Vascular Genetics, newly issued shares of GenStar common stock equal to the fully-diluted outstanding capitalization of GenStar, which is expected to be approximately 38 million shares.  The transaction is subject to approval by the GenStar and Vascular Genetics shareholders, as well as other closing conditions.  The merger is expected to close in early 2003.

Upon completion of the merger, the combined company’s development efforts will focus on the development of Vascular Genetics' VEGF-2, a gene-based therapy for the treatment of severe cardiovascular disease.  In order to conserve resources and concentrate remaining resources on the VEGF-2 product, during November 2002, we introduced several cost reduction initiatives including the reduction of research and administrative staff by approximately 30 percent. We also have plans to combine all of our current operations into our Barnes Canyon facility, which includes our manufacturing operations, and then sublet our executive administrative and laboratory space, as well as implement certain other cost containment initiatives.

Although we will be reducing our expenditures in the near term, we expect to incur increasing costs related to conducting late-stage clinical trials for the VEGF-2 product.  We expect that GenStar will have no product revenues and will incur significant losses for at least the next five years.  We may never be profitable. Also, there can be no assurance that the merger will be successfully completed, or that the combined organization will realize the expected synergies of the merger.

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

RESULTS OF OPERATIONS

Revenues

GenStar has generated revenues to date of $2,285,000 from contract research agreements and grants.   Total revenues for the nine months ended September 30, 2002 and 2001 were $863,000 and $162,000, respectively, and for the three months ended September 30, 2002 and 2001 were $423,000 and $90,000, respectively.  Revenues for the three and nine months ended September 30, 2002 include $24,000 and $23,000 related to a research agreement with a corporate partner whereby the two companies will collaborate on certain research projects (see Note 6 to the Financial Statements).  There were no such research agreement revenues during the three and nine months ended September 30, 2001.  We anticipate seeking additional research agreements and grants to help fund research and development efforts.  We do not anticipate revenues from products for at least five years.

Research and development

Research and development expenses increased $329,000 to $7,017,000 during the nine months ended September 30, 2002 compared to $6,688,000 for the nine months ended September 30, 2001.  During the three months ended September 30, 2002, research and development expenses decreased $120,000 to $2,282,000 compared to $2,402,000 for the three months ended September 30, 2001.  Research and development expenses increased in the nine-month period ended September 30, 2002 compared to the same periods of 2001 due to higher occupancy costs which are the result of an upgrade in the capacity of our manufacturing capabilities.  This increase is offset by a decline in employee related expenses, which is the result of fewer research and development employees in the current year compared to the same period of last year.  Research and development expenses for the three months ended September 30, 2002 declined compared to the same period of 2001 due to lower employee related expenses which is the result of fewer research and development employees in the current year compared to same three month period of the prior year.  This decline is offset by an increase in occupancy costs due to an upgrade in the capacity of our manufacturing capabilities.  We anticipate research and development expenditures to decline in the near term due to cost-containment measures, but to increase in the future as we conduct pre-clinical and clinical testing necessary to bring our products to market and to establish additional manufacturing capabilities.

General and administrative expense

General and administrative expense decreased $110,000 during the nine months ended September 30, 2002, to $2,394,000 compared to $2,504,000 for the nine months ended September 30, 2001.  During the three months ended September 30, 2002 general and administrative expense decreased $26,000 to $777,000 compared to $803,000 for the three months ended September 30, 2001.  General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses have decreased due to management’s efforts to reduce expenses in this area.

Interest income and expense

Interest income decreased $346,000 during the nine months ended September 30, 2002 to $513,000 compared to $859,000 for the nine months ended September 30, 2001.  During the three months ended September 30, 2002, interest income decreased $182,000 to $68,000 compared to $250,000 for the three months ended September 30, 2001.  Interest income is a result of the investment of excess cash in money market accounts, corporate bonds and certificates of deposit.  Interest expense decreased $14,000 for the nine months ended September 30, 2002 to $350,000 compared to $364,000 for the nine months ended September 30, 2001.  During the three months ended September 30, 2002, interest expense increased $8,000 to $119,000 compared to $111,000 for the three months ended September 30, 2001.  Interest expense in both 2001 and 2002 relates to equipment financing and interest accrued on the deferred compensation liability.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during the nine months ended September 30, 2001 and 2002 was $7,922,000 and $6,998,000, respectively. Net cash used by operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the nine months ended September 30, 2001 and September 30, 2002 was $2,990,000 and $6,448,000, respectively, and consists of net sales of short-term investments further reduced by purchases of furniture and equipment.  Net cash provided by financing activities during the nine months ended September 30, 2001 of $6,681,000 consists primarily of $3,873,000 paid by Baxter under the credit agreement, proceeds from the sale of Series C Preferred Stock to Baxter of  $2,000,000, proceeds from our capital lease facility of $653,000 and proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $420,000, offset by repayments of the capital lease facility and notes payable of $386,000. Net cash used in financing activities of $141,000 for the nine months ended September 30, 2002 consists primarily of proceeds from our capital lease facility of $429,000, offset by repayments of the capital lease facility and notes payable of $615,000.

Over the course of the next year, we plan to focus our activities on later stage cardiovascular products following the completion of the planned merger with Vascular Genetics Inc., which will require significant capital resources.  GenStar’s future capital requirements will depend on many factors, including and the time and costs involved in obtaining regulatory approvals and effective commercialization activities, our ability to establish collaborative arrangements with others for drug development and scientific progress in our research and development programs.

As of September 30, 2002, the Company had cash, cash equivalents and short-term investments totaling $7,604,000 and working capital of $5,921,000.  GenStar has incurred net losses of $45.3 million since its inception through September 30, 2002 and has never been profitable during its existence. We expect to incur significant additional operating losses over the next several years as our clinical trials progress and research and development efforts expand. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete development of products, obtain required regulatory approvals and manufacture and market products. We may not be successful and we may never attain significant revenues or profitability. Our operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. GenStar does not have any commitments or arrangements assuring it of any additional funds in the future, and there can be no assurance that it will be able to obtain additional capital on acceptable terms, or at all.

Under the terms of our Developmental Collaboration Agreement and Credit Agreements with Baxter, Baxter was required to provide funding for development of the MAX-AD FVIII hemophilia product.  Total funding received from Baxter under the agreement was $12,890,000, which was converted into 12,890 Shares of Series B Preferred Stock.  When we treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter. In June 2001, the first patient was treated using the hemophilia product and Baxter paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C Preferred Stock.  The Series B Preferred Stock is convertible into 2,010,920 shares of common stock.  The Series C Preferred Stock is convertible at Baxter’s option upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement between Baxter and the Company and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone, the last milestone was achieved in June 2001.

We anticipate our existing capital resources will enable us to maintain our current and planned operations through the middle of 2003.  However, no assurance can be given that we will not need additional funds prior to the middle of 2003.  We will need to raise substantial additional capital to fund future operations. We intend to seek additional funding either through collaborative arrangements or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all.  Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon the business of GenStar. In the event that GenStar is unable to obtain additional capital, it will be required to take actions that may harm its business and its ability to achieve positive cash flow in the future, including potentially ceasing certain or all of our operations. To the extent that GenStar raises additional cash by issuing equity securities, existing stockholders of GenStar will be diluted. If additional funds are raised through issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to holders of common stock and preferred stock.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Finanical Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
         None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
         None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.   OTHER INFORMATION
         None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)  Reports on Form 8-K

         On September 16, 2002, GenStar filed a Current Report on Form 8-K dated September 12, 2002 regarding the execution of an Agreement and Plan of Reorganization, dated September 12, 2002, by and among the Company, Genesis Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of the Company, and Vascular Genetics Inc. pursuant to Item 5 of Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENSTAR THERAPEUTICS CORPORATION

A Delaware Corporation

Date: November 14, 2002	/s/ CARIN D. SANDVIK

Carin D. Sandvik Sr. Director of Finance and Administration Chief Accounting Officer (Principal accounting officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert E. Sobol, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenStar Therapeutics Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ ROBERT E. SOBOL

Robert E. Sobol, M.D. Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul D. Quadros., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenStar Therapeutics Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ PAUL D. QUADROS

Paul D. Quadros Chief Financial Officer