Form 10-K
period 2002-12-31
CORAUTUS GENETICS INC
filed 2003-03-28
CIK 1003929

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27264

CORAUTUS GENETICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0687976
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification no.)

10030 BARNES CANYON ROAD, SAN DIEGO, CA, 92121

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, Including Area Code:

(858) 678-0000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No.  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,474,000 (based on a closing price of $2.52 per share for the registrant’s common stock on the American Stock Exchange on June 28, 2002—adjusted to reflect a one-for-seven reverse stock split effective March 10, 2003). The number of shares of the common stock of the registrant outstanding as of March 25, 2003, was 9,871,690, and the closing price on March 25, 2003 was $1.45 per share.

CORAUTUS GENETICS INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-K

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report and in our other public statements may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They may use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these risks include statements which address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, synergies from the merger between GenStar and Vascular Genetics, benefits associated with the reverse stock split, research, development and commercialization of our product candidates, anticipated trends in our business, approval of our product candidates and other risks that could cause actual results to differ materially. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below, for example regulatory approval and proprietary protection of our gene therapy products, and their market success relative to alternative products, will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future 10-Q, 10-QSB, 8-K, 10-K and 10-KSB reports filed with the SEC. Also see the section in this report titled “Risks and Uncertainties” following on page 16, where we discuss certain risks and uncertainties which could materially affect the outcome of events described in our forward-looking statements. Other risks and uncertainties besides those listed in this report could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

Corautus Genetics Inc. (referred to as “we”, “us”, “our”, “Corautus” or “the Company”) is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

Recent Events

Completion of the Merger with Vascular Genetics and Related Matters

On February 5, 2003, we completed a merger with Vascular Genetics Inc. based on a merger agreement dated as of September 12, 2002, as amended, by and among GenStar Therapeutics Corporation, Genesis Acquisition Corporation, a wholly owned subsidiary of GenStar, and Vascular Genetics. Pursuant to the merger agreement, Genesis Acquisition Corporation was merged with and into Vascular Genetics, with Vascular Genetics surviving the merger and becoming a wholly owned subsidiary of GenStar. Upon consummation of the merger, the name of our company was changed from GenStar Therapeutics Corporation to Corautus Genetics Inc., and the stockholders of Vascular Genetics became stockholders of Corautus.

In connection with the merger with Vascular Genetics, effective as of February 5, 2003:

•	Our authorized capital stock was increased to 105,000,000 shares, including 100,000,000 shares of common stock;

•	Our board of directors was increased from five to nine directors, with Peter F. Bernardoni resigning as a director and the addition of five new directors;

•	Richard E. Otto and Robert T. Atwood of Vascular Genetics were appointed as Chief Executive Officer and Chief Financial Officer, respectively, of Corautus, with Robert E. Sobol, M.D. and Paul D. Quadros remaining as President and Chairman of the Board of Directors, respectively; and

•	Our stockholders approved and adopted a new 2002 Stock Plan.

Corautus was created to capitalize on the complementary strengths of GenStar and Vascular Genetics to accelerate the development of a later stage genetic therapy for cardiovascular disease. Prior to the merger with Vascular Genetics, our focus was the development of gene therapy products using viral technology to deliver genes, primarily for the treatment of hemophilia and prostate cancer. Although we maintain certain rights in the technologies and products for the treatment of hemophilia and prostate cancer, we will not be contributing any resources to the continued development of these technologies and products for the foreseeable future. Rather, the focus of our efforts and resources will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

Pursuant to the rules of the Securities Exchange Act of 1934, much of the information contained in this Form 10-K is a review of Corautus for the period beginning January 1, 2002 and ending December 31, 2002. We have included the required disclosure for such period, at which time Corautus was operating under the name GenStar Therapeutics Corporation. Since the completion of the merger with Vascular Genetics, there have been many changes at Corautus, and we have included certain additional information in this Form 10-K to reflect our operations on a going forward basis after such merger, such as our emphasis on the development of the VEGF-2 products and the new management team that will be guiding Corautus in 2003.

For information regarding the board of directors and executive officers of Corautus since the completion of the merger with Vascular Genetics on February 5, 2003, please see “Item 10—Directors and Executive Officers of the Registrant”. To review pro forma capitalization information for Corautus after the merger, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Reverse Stock Split for Our Common Stock

On March 10, 2003, we completed a reverse stock split for our common stock pursuant to which each seven shares of common stock were converted into one share of common stock. No fractional shares were issued as a result of the reverse stock split. However, record holders of our common stock at the effective time of the reverse stock split will receive cash in lieu of fractional shares. The closing price of our common stock on the American Stock Exchange, or AMEX, on March 10, 2003 immediately preceding the reverse stock split was $0.29. The closing price for our common stock on AMEX on March 25, 2003 was $1.45. The share and per share amounts for our common stock included in this report have been adjusted to reflect the reverse stock split.

Conversion of Our Series A and Series B Preferred Stock

In connection with the merger with Vascular Genetics, the outstanding shares of our Series B preferred stock were converted into shares of our common stock. After giving effect to the reverse stock split on March 10, 2003, the 12,890 outstanding shares of Series B preferred stock were converted into 287,274 shares of common stock. All of the outstanding Series B preferred stock was held by Baxter Healthcare Corporation.

In addition, on March 7, 2003, the outstanding shares of our Series A preferred stock were converted into shares of our common stock. After giving effect to the reverse stock split on March 10, 2003, the 5,830 outstanding shares of Series A preferred stock were converted into 832,857 shares of common stock. All of the outstanding Series A preferred stock was held by Baxter Healthcare Corporation.

Our Core Technology—Vascular Endothelial Growth Factor 2, or “VEGF-2”

Our core technology is based upon the pioneering research of the late Dr. Jeffrey Isner of St. Elizabeth’s Medical Center of Boston utilizing gene transfer therapy to effect therapeutic angiogenesis, the process of formation or growth of new blood vessels, utilizing a gene known as Vascular Endothelial Growth Factor 2, or VEGF-2. The gene was discovered and isolated by Human Genome Sciences, Inc. Preclinical laboratory studies have shown that the VEGF-2 gene may promote the growth of new blood vessels in ischemic, or oxygen deprived, heart and peripheral vascular tissue. Thus, VEGF-2 may have potential as a treatment for certain vascular diseases, including coronary artery disease and peripheral artery disease.

We have secured an exclusive, worldwide license from Human Genome Sciences to make, use and sell products utilizing its VEGF-2 technology in the field of gene therapy for the treatment of vascular disease. We have also secured a license from Vical Incorporated to use certain gene therapy delivery methods to directly inject VEGF-2 products as naked plasmid DNA into a patient’s vascular tissue using a catheter or hypodermic needle. In its prior clinical trials, Vascular Genetics utilized a proprietary cardiac mapping system and delivery catheters developed by Biosense Webster, Inc., a Johnson & Johnson company, that allows a physician to identify ischemic areas of the heart and deliver the VEGF-2 plasmid directly to the affected cardiac muscle.

We are currently developing and testing two product candidate applications using the VEGF-2 material, one for the treatment of coronary artery disease and the other for the treatment of peripheral artery disease. The product candidate for the treatment of coronary artery disease has completed a Phase I clinical trial utilizing a surgical procedure and a randomized, placebo-controlled Phase I/II clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/II clinical trial provided preliminary data that supports the safety of the product candidate and its delivery method. We expect to submit a protocol to the FDA in the second quarter of 2003 for a later Phase II, and possible Phase II/III, clinical trial to further evaluate the safety and effectiveness of this product candidate. The FDA must clear such protocol before we may proceed with further clinical trials.

Our product candidate for the peripheral vascular disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia. The clinical data from this study has not yet been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate.

Vascular and Cardiovascular Disease: Markets and Current Treatments

Cardiovascular Disease, Including Coronary Artery Disease and Angina

Cardiovascular disease is the leading cause of death in the United States, causing approximately 40% of all deaths in the United States in 2000. The American Heart Association estimates that more than 60 million Americans have one or more types of cardiovascular disease and that the current annual cost of care and treatment for cardiovascular disease, including stroke, in the United States is approximately $209 billion.

The majority of cardiovascular deaths in the United States, more than one of every five deaths in the United States in 2000, are due to coronary artery disease. The coronary arteries carry blood to the heart. Coronary artery disease is a condition characterized by a narrowing of the coronary arteries and reduced blood flow, and therefore oxygen, to the heart. The narrowing of the coronary arteries is often caused by arteriosclerosis, a disease in which the inner layers of the artery walls become thick and irregular due to deposits of fat, cholesterol and other substances. The lack of blood flow and oxygen to an organ is referred to as ischemia, and myocardial ischemia refers to the lack of blood flow and oxygen to the heart muscle. The American Heart Association estimates that more than 12 million Americans have coronary artery disease and that more than $10 billion was paid to Medicare beneficiaries in 1998 for the treatment of coronary artery disease.

The primary symptoms of coronary artery disease and myocardial ischemia include heart attack and angina, the medical term for chest pain or discomfort due to myocardial ischemia. Angina may be categorized as either stable angina or unstable angina. People with stable angina have episodes of chest pain or discomfort that are usually predictable and occur during exertion or under mental or emotional stress. People with unstable angina have unexpected chest pain or discomfort that usually occurs at rest. The Canadian Cardiovascular Society proposed a grading system of angina in 1972 that has since been used to classify stable angina. This grading system identifies four classes of angina. Class III angina is characterized by a marked limitation of ordinary physical activity. The most severe class of angina, Class IV, is characterized by an inability to carry on any physical activity without discomfort.

Current treatments for coronary artery disease and angina include drug therapies and invasive techniques that help restore adequate blood flow to ischemic, or oxygen deprived, regions of the heart. The primary drug therapy treatments, including nitroglycerin tablets, dilate the coronary vessels increasing the blood supply to heart muscle. However, these treatments have limitations, and their effectiveness is diminished when the coronary blood vessels are severely narrowed by arteriosclerosis. The current invasive techniques include stent procedures, balloon and laser angioplasty, and bypass surgery. The American Heart Association estimates that approximately 1,025,000 angioplasty and/or stent procedures and 519,000 coronary artery bypass graft procedures are performed annually in the United States. In general, these invasive procedures seek to clear or bypass diseased coronary blood vessels to increase blood flow to the heart muscle. However, the effectiveness of these procedures is limited when the coronary blood vessels are diffusely narrowed by arteriosclerosis or when the blocked blood vessel is in an area that is difficult to access.

The American Heart Association estimates that approximately 150,000 to 250,000 patients in the United States are classified as refractory coronary artery disease patients. These “no option” patients cannot be successfully treated with conventional cardiovascular therapies. In most cases, these patients have undergone multiple invasive procedures and/or surgeries that have been unsuccessful. We have targeted this critical patient population as the initial candidates for our VEGF-2 gene therapy treatment. We believe that the total potential market in the United States for VEGF-2 gene therapy of severe coronary artery disease is at least $1 billion.

Peripheral Vascular Disease, Including Critical Limb Ischemia

Peripheral vascular disease refers to diseases of the blood vessels outside of the heart and brain and is often a narrowing of the vessels carrying blood to leg and arm muscles. Critical limb ischemia is an advanced form of peripheral artery disease. Patients with critical limb ischemia often experience excruciating pain and may be afflicted by skin lesions that are difficult to heal because of reduced blood flow to the area. In severe cases, peripheral vascular disease may lead to gangrene and amputation of patients’ limbs.

A primary objective in treating patients with critical limb ischemia is to increase blood flow to the affected limb. Current treatments for peripheral vascular disease include drug treatments such as anti-thrombotics to prevent the blood from clotting and intrusive techniques such as bypass surgery and a type of angioplasty to dilate narrowed peripheral arteries.

Gene Therapy and Therapeutic Angiogenesis

Gene Therapy

Each person’s DNA is comprised of segments called genes that contain the specific sequences of information responsible for particular physiological traits and processes. Each gene is comprised of a sequence of nucleotides that provide precise genetic instructions to create, or express, a protein. Proteins are the primary building blocks of a human’s physiological characteristics. A typical human cell contains thousands of different proteins essential to its structure, growth and function.

Gene therapy is an approach to the treatment of disease in which genes are inserted into a patient’s cells for the purpose of inducing such cells to express therapeutic proteins or to replace defective or missing genes. In addition, gene therapy may allow the localized expression of therapeutic proteins at the site of the disease or disorder. Gene therapy methods are currently being developed and tested to treat and/or cure a number of diseases or disorders, including cancer, hemophilia, cardiovascular and vascular diseases, and cystic fibrosis.

Therapeutic Angiogenesis

The human body has a natural biological process called “angiogenesis” for the formation and growth of new blood vessels, often collateral blood vessels, to help compensate for reduced blood flow in a person’s major arteries. The administration of genetic material or other drugs to copy this natural process and induce the formation and growth of new blood vessels is a clinical strategy referred to as “therapeutic angiogenesis.” Some pre-clinical laboratory studies have shown that certain genes and proteins, called growth factors, may stimulate angiogenesis in ischemic, or oxygen-deprived, tissue. These growth factors include vascular endothelial growth factors, or VEGF, and fibroblast growth factors, or FGF.

Our Gene Therapy Treatment for Therapeutic Angiogenesis

We are currently developing and testing two gene therapy product candidates using a form of the VEGF growth factor, known as VEGF-2, for therapeutic angiogenesis. One of these product candidates is being designed for the treatment of coronary artery disease and the other for the treatment of peripheral artery disease. Our unique gene therapy treatment and product candidates are comprised of three primary elements:

•	the VEGF-2 gene and DNA plasmid agents using the VEGF-2 gene;

•	the delivery of the VEGF-2 gene; and

•	the gene therapy methods for therapeutic angiogenesis.

Delivery and Gene Therapy Methods for Therapeutic Angiogenesis

Our proposed products use a plasmid, or small piece of DNA, containing the VEGF-2 gene. Although the VEGF-2 gene and its expressed VEGF-2 protein have shown some promise in laboratory studies, our proposed gene therapy treatment relies upon a method of delivering the VEGF-2 plasmid DNA to the targeted cells within a patient in a safe and effective manner. When simply injected into the bloodstream, plasmid DNA may be impeded by cell walls or otherwise rapidly degrade in circulating blood. Therefore, some gene therapy methods for vascular and other diseases have used a delivery vehicle, or vector, that encapsulates a therapeutic gene for delivery to cells. For example, some gene therapy trials, including our previous MAXIMUM-AD Phase I clinical trial for hemophilia, have used a viral vector that incorporates the genetic material into a virus, which is then injected into the patient for delivery via the bloodstream.

Our proposed gene therapy treatment relies upon the non-viral delivery of a naked VEGF-2 plasmid DNA directly to the ischemic tissue by injection, where the gene transfer takes place. This VEGF-2 plasmid is referred to as naked because it contains no accessory packaging, such as encapsulation within viruses or liposomes. We believe that the non-viral delivery of the naked VEGF-2 DNA plasmid may achieve a biological effect while minimizing the toxicity associated with viral vectors.

While we believe the plasmid DNA may be injected directly with a hypodermic needle into skeletal muscles for the treatment of peripheral vascular disease in certain circumstances, the heart muscle is less accessible than skeletal muscles for the direct injection of naked plasmid DNA. In its prior clinical trials, Vascular Genetics utilized both a surgical procedure and a percutaneous catheter-based method to deliver the VEGF-2 plasmid directly to the heart muscle. We have secured a license from Vical Incorporated to utilize certain gene delivery technologies to deliver the naked VEGF-2 plasmid DNA directly into skeletal muscles using a hypodermic needle and directly into the heart’s muscle tissue using a hypodermic needle or catheter.

In the surgical procedure, the VEGF-2 plasmid is injected into the heart muscle by a hypodermic needle following a limited thoracotomy, or surgical incision of the chest wall. This procedure is invasive and requires general anesthesia.

Because of the invasive nature of the surgical procedure, we are developing and testing a catheter-based delivery of the VEGF-2 plasmid that may be performed percutaneously, or through the skin. The percutaneous catheter-based delivery of the VEGF-2 plasmid to the heart muscle does not require surgery and may be performed in facilities employed for standard cardiac catheter procedures. In this treatment, a catheter is inserted percutaneously into blood vessels in the leg and then advanced into the heart.

Once the catheter is properly positioned, the VEGF-2 plasmid is injected through a retractable needle into the diseased heart muscle. The injected VEGF-2 plasmid DNA may then result in the expression of the VEGF-2 protein to stimulate the production of new blood vessels in the ischemic heart muscle.

An electromechanical cardiac mapping system that seeks to identify the diseased areas of the heart suffering from inadequate blood supply may guide these injections. By targeting these ischemic areas, physicians may localize the injection of our VEGF-2 products to the ischemic tissue using the delivery catheters. In its prior Phase I/II clinical trial, Vascular Genetics utilized delivery catheters and an electromechanical cardiac mapping system provided by Biosense Webster, Inc., a Johnson & Johnson company. The cardiac mapping system, known as the NOGA™ Cardiac Navigation System, is an FDA-approved system. The delivery catheters are being tested in our clinical trials and have not yet been approved by the FDA for use in gene therapy.

Clinical Trials for Our VEGF-2 Product Candidates

Clinical Trials for Gene Therapy Products and Treatments Generally

Our product candidates and their delivery methods must be tested in human clinical trials to determine whether they are both safe and effective. Traditionally, clinical trials are performed in three phases. Phase I clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug or treatment. Phase II clinical trials are conducted in order to determine the preliminary effectiveness and optimal dosage of a new drug or treatment and to confirm its safety profile. Phase III clinical trials are often large scale, multi-center studies conducted to evaluate the overall safety and effectiveness and to compare a new drug or treatment with a currently approved therapy. At times a single trial may incorporate elements from different phases of development. For example, a clinical trial may be designed to determine both the safety and initial efficacy of a new drug or treatment. Such a trial may be referred to as a Phase I/II clinical trial.

A clinical trial is based on a protocol, or study plan, designed to safeguard the health of patients enrolled in the trial as well as answer specific research questions. The protocol for a clinical trial typically describes the patients who may participate in the trial, the schedule of tests, procedures, medications and dosages and the length of the study. The protocol may also provide for the evaluation of different doses of the drug under study.

Many protocols require a placebo-controlled study in which the patients receiving the actual drug under study are compared with a control group of patients that receive a placebo. A placebo is an inactive treatment that is often designed to look exactly like the actual drug under study. Because a patient’s beliefs and hopes about treatment may have a significant biochemical effect, many protocols require a blinded or double-blinded clinical trial for a more complete evaluation of the drug’s effectiveness and possible adverse reactions without the bias of a placebo effect. A clinical trial is blinded when the patient in the study does not know if he is receiving the actual drug or a placebo. In a double-blinded clinical trial, both the patient and the administrator of the drug do not know if the patient is receiving the actual drug or a placebo. In addition, the protocol may require a process referred to as randomization for assigning patients in the study to the experimental groups in the trial, including the control group. This process seeks to ensure an even distribution of patient characteristics in the clinical trial.

Clinical Trials of Our Product Candidate for Coronary Artery Disease

Our product candidate for the treatment of coronary artery disease has completed both a Phase I clinical trial using a surgical procedure to deliver the VEGF-2 plasmid directly to the heart muscle and a Phase I/II clinical trial for the percutaneous catheter delivery of the VEGF-2 plasmid directly to the heart muscle.

In the Phase I clinical trial using the surgical procedure, the naked VEGF-2 plasmid was directly injected into the heart muscle through a limited thoracotomy surgical procedure in 30 patients. The patients enrolled in the study were considered “no option” patients with stable class III or IV angina despite the use of conventional revascularization procedures. The study was conducted at five medical centers in the United States, including St. Elizabeth’s Medical Center of Boston, and was led by Dr. Jeffrey Isner as the principal investigator.

This Phase I clinical trial was a dose-escalating study in which 10 patients each received 200, 800 or 2000 microgram doses of the VEGF-2 plasmid. The patients were followed for one year after treatment. Of the 30 patients enrolled in this Phase I study, a single death occurred during the year after treatment. This death was unrelated to the product candidate in the opinion of the investigator. The investigators observed a subjective improvement in patients following the VEGF-2 gene transfer.

Although this Phase I study had some encouraging results, the study is limited by the absence of a control population for comparison of the VEGF-2 plasmid against placebos. Some studies have indicated that the use of placebos may have a positive effect on patients in this class. Because of the invasive nature of the surgical procedure, this Phase I study could not be conducted to preclude randomization against a placebo.

Based upon the encouraging results and limitations of the initial Phase I surgical study, a Phase I/II clinical trial was then performed to investigate the safety and effectiveness of a percutaneous catheter-based delivery of the naked VEGF-2 plasmid directly to the heart muscle. This clinical trial, which was sponsored by Vascular Genetics, was designed as a prospective, randomized, double-blind, placebo-controlled, dose-escalating study of 27 patients with chronic myocardial ischemia.

Nineteen patients were enrolled in the study when, in February 2000, the study was placed on clinical hold by the FDA. Following the death of an 18-year old patient enrolled in an unrelated gene therapy study using a viral vector to deliver the genetic material, the FDA undertook extensive reviews of gene therapy clinical trials in the United States to evaluate compliance with clinical trial monitoring procedures. Vascular Genetics was required to cease further patient enrollment and the administration of its product candidates in the clinical trials while it provided data and information to allow the FDA to assess the risks to patients in Vascular Genetics’s clinical trials. Because of limited capital resources, Vascular Genetics was unable to provide adequate data to the FDA and respond to the FDA’s inquiries for some time. In October 2001, after Vascular Genetics obtained additional funding and responded to the FDA’s inquiries, the FDA removed the Phase I/II study from clinical hold.

The 19 patients enrolled in the study suffered from multi-vessel coronary artery disease that was not suitable for angioplasty or bypass surgery. In addition, all patients were classified as having class III or IV angina refractory, or resistant, to maximum medical therapy prior to the clinical trial. These patients were randomized in a double-blind fashion to receive injections of a placebo or the VEGF-2 plasmid in doses of either 200, 800, or 2000 micrograms. Seven patients were randomized to receive six injections each of the placebo, and 12 patients were randomized to receive six injections each of the VEGF-2 plasmid. Because enrollment was limited to 19 patients rather than the 27 proposed, the doses of the VEGF-2 plasmid in the trial were pooled. Of the 12 patients randomized to receive injections of the VEGF-2 plasmid, six patients received doses of 200 micrograms and six patients received doses of 800 micrograms.

In a subsequent report, the investigators determined that the preliminary data from this Phase I/II clinical trial supported both the safety of the VEGF-2 product candidate at certain doses and the safety of the catheter-based injections performed in the study. The investigators further reported a statistically significant improvement in symptoms of angina, including decreases in angina class and frequency of angina episodes, during follow-up for patients that received the VEGF-2 plasmid treatment. Finally, the investigators concluded in their report that a larger Phase II/III clinical trial was warranted.

We expect to submit a protocol to the FDA in the second quarter of 2003 for a later Phase II, or possible Phase II/III, clinical trial with larger patient populations to further evaluate the safety and effectiveness of this product candidate using a percutaneous catheter-based injection for cardiovascular disease. The FDA must clear this protocol before we may proceed with further clinical trials. If the FDA permits our clinical trials to proceed, we anticipate that it will take between four to six years for our VEGF-2 product for severe cardiovascular disease to complete clinical trials and, if the trials are successful, to be approved by the FDA.

There is no assurance that the FDA will permit us to proceed with our clinical trials or that the data from further trials will support a marketing application. For further information regarding the risks related to our clinical trials and government regulation, please see the section of this report entitled “Risks and Uncertainties” beginning on page 16.

Clinical Trials of Our Product Candidate for Peripheral Vascular Disease

Our product candidate for the peripheral vascular disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia. The clinical data from this study has not been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate. There is no assurance that the data from the initial trial will support further trials or that the FDA will permit further trials to proceed.

Our Other Technologies and Potential Products—MAXIMUM-AD, DUAL-AD AND IL-3

Prior to the merger with Vascular Genetics, our core technology was the MAXIMUM-AD system, which is based on a common-cold adenoviral vector system that facilitates therapeutic DNA delivery. MAXIMUM-AD has been bio-engineered from a common cold adenovirus, with all viral genes removed to provide improved safety and capacity for gene delivery. Working with our research partner, Baxter Healthcare Corporation, we also developed a gene delivery system called MAX-AD FVIII, which is based on our MAXIMUM-AD technology, for the treatment of Hemophilia A. In June 2001, we commenced a Phase I clinical study to evaluate the MAX-AD FVIII product for the treatment of Hemophilia A. However, only one patient was ever enrolled in the study, and the clinical study is currently inactive.

Prior to the merger with Vascular Genetics, we were also focusing on the development of our DUAL-AD technology platform for the treatment of prostate cancer and an interleukin-3, or IL-3, gene transfer technology for the treatment of cancer. These technologies are currently in the pre-clinical stage of development.

Although we maintain certain rights in these technologies and potential products, we will not be contributing any resources to the continued development of these technologies and potential products for the foreseeable future. Rather, we intend to concentrate our efforts and resources on the development and testing of our VEGF-2 product candidates for the treatment of cardiovascular and vascular disease.

Manufacturing

The manufacturing and production of our product candidates must comply with good manufacturing practices established by the FDA. For Vascular Genetics’s prior clinical trials, the formulated product candidate consisted of a naked plasmid DNA encoding for VEGF-2 that was produced by Human Genome Sciences pursuant to a manufacturing agreement between such parties. In February 2001, the manufacturing agreement was terminated, and Human Genome Sciences and Vascular Genetics entered into an agreement for transitioning the manufacturing of the VEGF-2 plasmid to another manufacturer.

We are currently in the final stages of internal production of the VEGF-2 plasmid for the next phase of our clinical trials, if and when such study is permitted to proceed by the FDA. In addition, we are currently seeking to enter into an agreement with a third-party manufacturer for the production of the VEGF-2 plasmid for future clinical trials and the sale of our products after marketing approval, if such events occur. However, we may not be able to establish relationships with manufacturers on commercially acceptable terms. In addition, there is no assurance that other manufacturers will be able to manufacturer sufficient quantities of the product under good manufacturing practices and on a cost-effective basis to permit us to continue clinical trials. For further information regarding risks related to manufacturing, please see the section in this report entitled “Risks and Uncertainties” beginning on page 16.

We presently lease a manufacturing facility consisting of approximately 43,000 square feet in San Diego, California. Because of our decisions to focus our efforts on the development of the VEGF-2 product candidate and to seek an agreement with a third-party for the production of the VEGF-2 plasmid, we will seek to assign, sublease or terminate our obligations under the lease for this manufacturing facility. There is no assurance that we can assign, sublease or terminate our obligations under this lease on acceptable terms, if at all.

Licenses and Intellectual Property

We have established a portfolio of licensed patents and technologies relating to the development and use of the VEGF-2 technology for the gene therapy treatment of cardiovascular disease and vascular disease. We do not own any of the patents or patent applications relating to our core VEGF-2 technology but hold exclusive licenses from Human Genome Sciences and Vical to certain United States patents, pending United States patent applications, and associated non-U.S. patents filings covering aspects of such technology. There is no assurance that any patent applications licensed to us will issue as patents or, if issued, will cover any technology utilized by us. We also currently hold exclusive rights to two issued United States patents for tumor oncolytic adenoviruses and tumor radiosensitization gene therapy technology and several other pending patent applications that relate to genetic therapies other than our VEGF-2 product. For further information regarding risks related to our licenses and intellectual property, please see the section entitled “Risks and Uncertainties” beginning on page 16.

Human Genome Sciences License for VEGF-2

In October 1997, Vascular Genetics secured an exclusive, worldwide license from Human Genome Sciences to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. The license agreement requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. In addition, the license agreement requires us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license.

The license agreement with Human Genome Science requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial within 3 months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004;

•	we must have an official end of Phase II meeting with the FDA no later than September 30, 2005;

•	if both a Phase IIb and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than 6 months after the end of the Phase II meeting, but no later than March 31, 2006; and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

In the event we fail to meet any of these milestones, Human Genome Sciences may immediately terminate the license if, after Human Genome Sciences gives notice to us, we still fail to meet the milestone within 60 days after such notice. In addition, if Human Genome Sciences terminates the license for failure to meet any milestone, we must grant Human Genome Sciences an exclusive license to all data and information generated by us under the agreement to develop, use and sell products.

The license agreement with Human Genome Sciences will terminate when all patent rights licensed under the agreement expire. Human Genome Sciences may also terminate the license if, after Human Genome Sciences gives notice to us, we fail to make a payment, fail to maintain specified insurance, incur specified financial problems or breach any of our obligations under the agreement. We may terminate the license by giving 30 days advance written notice to Human Genome Sciences.

Vical License for Gene Therapy Delivery Methods

In February 2000, Vascular Genetics obtained an exclusive, worldwide license from Vical Incorporated to develop, make, use and sell products using VEGF-2 and covered by certain patents and patent applications owned by Vical, relating to gene therapy delivery methods, for the treatment or prevention of disease in humans using gene therapy.

Under the terms of the license agreement, Vical owns all patentable or unpatentable inventions and discoveries regarding Vical’s licensed technology which result from the use of such licensed technology, excluding inventions and discoveries regarding a formulation or combination of the VEGF-2 gene and its delivery vehicle. We have a non-exclusive, royalty-free, perpetual and worldwide license from Vical to use such improvements.

The license agreement requires us to make royalty payments to Vical based on a percentage of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. We must also indemnify Vical for all liabilities, losses and expenses in connection with claims arising out of the development, manufacture, possession, distribution, use, testing or sale of licensed products by us or our sublicensees.

The license agreement with Vical will terminate when all patent rights licensed under the agreement expire. Vical may also terminate the license if, after Vical gives notice to us, we fail to make a payment, fail to use commercially reasonable efforts to commercialize at least one licensed product in a major market, or breach any of our other obligations under the agreement. We may terminate the license if, after we give notice to Vical, Vical fails to make a payment or breaches any of its other obligations under the agreement.

Collaboration Agreement for Injection Systems

In May 1999, Vascular Genetics entered into a collaboration agreement with Biosense Webster, Inc., a Johnson & Johnson company. Pursuant to the agreement, Vascular Genetics and Biosense Webster agreed to collaborate on obtaining regulatory approval for the marketing of Vascular Genetics’s gene therapy products in conjunction with Biosense Webster’s catheter products and catheter-based cardiac mapping system, or NOGA™ Cardiac Navigation System. We are currently in the process of renegotiating this collaboration agreement with Cordis Corporation, another Johnson & Johnson company, for further clinical trials.

The current agreement prohibits us from using or testing any device, other than the Biosense Webster injection system, used for the intramyocardial delivery of our VEGF-2 product candidate in pre-clinical and clinical trials conducted by us pursuant to the agreement without the consent of Biosense Webster. The current agreement does not extend to the marketing and sale of the products following regulatory approval. However, both parties are required to discuss such joint commercialization in good faith.

Although we are seeking to renegotiate this agreement for the next phase of our clinical trials, the collaboration agreement currently expires on May 28, 2004. Either Biosense Webster or we may terminate the agreement if the other party materially breaches any of its obligations under the agreement, subject to certain rights of the breaching party to cure any breach. Either Biosense Webster or we may also terminate the agreement if the other incurs specified financial problems or in the event of concerns regarding the safe and effective use of either product in humans.

Other Patents, Patent Applications and Licenses

We have filed a series of United States and foreign patent applications relating to our MAXIMUM-AD and DUAL-AD systems. We have also obtained rights to a patent covering the use of IL-3 gene transfer used in combination with radiation for enhancing the effects of radiation and stimulating anti-tumor immunity in the treatment of cancer. We have obtained from the University of California rights to three issued United States patents and several patent applications relating to lentiviruses and lentiviral gene delivery systems.

Although we maintain certain rights in these patents and patent applications, we will not be contributing any resources to the continued development of these technologies for the foreseeable future. Rather, we intend to concentrate our efforts and resources on the development and testing of our VEGF-2 product candidates for the treatment of cardiovascular and vascular disease.

Government Regulation

New drugs and biologics, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. We believe that the pharmaceutical products being developed by us will be regulated either as biological products or as new drugs. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. Obtaining FDA approval has historically been a costly and time-consuming process.

In addition, any gene therapy products developed by us will require regulatory approvals prior to human trials and additional regulatory approvals prior to marketing. New human gene therapy products are subject to extensive regulation by the FDA and the Center for Biological Evaluation and Research and comparable agencies in other countries. Currently, each human-study protocol is reviewed by the FDA and, in some instances, the National Institutes of Health on a case-by-case basis. The FDA and the National Institutes of Health have published guidance documents with respect to the development and submission of gene therapy protocols.

In order to commercialize our proposed products, we must sponsor and file an investigational new drug application and be responsible for initiating and overseeing the human studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For Corautus-sponsored investigational new drug applications, we will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and we will be required to ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the investigational new drug application.

We expect to submit a protocol to the FDA in the second quarter of 2003 for a later Phase II, or possible Phase II/III, clinical trial to further evaluate the safety and effectiveness of the percutaneous, catheter-based delivery of our VEGF-2 product candidate for the treatment of severe cardiovascular disease. The FDA must clear this protocol before we may proceed with further clinical trials, and there is no assurance that the FDA will permit these clinical trials to proceed. If the FDA permits our clinical trials to proceed, we anticipate that it will take between four to six years for our VEGF-2 product for severe cardiovascular disease to complete clinical trials and, if the trials are successful, to be approved by the FDA.

The FDA receives reports on the progress of each phase of testing, and it may require the modification, suspension, or termination of trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. The investigational new drug application process can thus result in substantial delay and expense. Human gene therapy products, which is the primary area in which we are seeking to develop products, are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.

After the completion of trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, the Center for Biological Evaluation and Research will require the submission and approval, depending on the type of biologic, of either a biologic license application or a product license application and an establishment license application before commercial marketing of the biologic. If the product is classified as a new drug, we must file a new drug application with the Center for Drug Evaluation and Research and receive approval before commercial marketing of the drug. The new drug application or biologic license applications must include results of product development, laboratory, animal and human studies, and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the new drug application or biologic license applications for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, new drug applications and biologic license applications submitted to the FDA have taken, on average, one to two years to receive approval after submission of all test data. If questions arise during the FDA review process, approval can take more than two years.

Notwithstanding the submission of relevant data, the FDA may ultimately decide that the new drug application or biologic license application does not satisfy its regulatory criteria for approval and require additional studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or “GMPs,” reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products.

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

For further discussion regarding the risks associated with government regulation of our business, please see the section entitled “Risks and Uncertainties” beginning on page 16.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by us would compete with existing drugs and therapies and with others under development. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and vascular disease. Many of these organizations have financial, technical, research, clinical, manufacturing and marketing resources which are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive therapy for treatment of the same diseases we have targeted, or one which offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected. We believe that the most significant competitive factor in the gene therapy field is the effectiveness and safety of a product due to the relatively early stage of the industry.

We believe that our product development programs will be subject to significant competition from companies using alternative technologies, as well as to increasing competition from companies that develop and apply technologies similar to ours. Other companies may succeed in developing products earlier than we do, obtaining approvals for these products from the FDA more rapidly than we do or developing products that are safer and more effective than those under development or proposed to be developed by us. We cannot assure you that research and development by others will not render our technology or potential products obsolete or non-competitive or result in treatments superior to any therapy developed by us, or that any therapy developed by us will be preferred to any existing or newly developed technologies.

We are aware of products currently under development by competitors for the treatment of the cardiovascular and vascular diseases targeted by us for our VEFG-2 product development. These include gene therapy treatments using forms of genes and therapeutic proteins. For example, Collateral Therapeutics, Inc., a subsidiary of Schering AG, has previously reported that it has completed a Phase I/II clinical trial for a gene therapy product utilizing the FGF-4 fibroblast growth factor gene for the treatment of coronary artery disease. Collateral Therapeutics has also reported that it has begun a Phase IIb/III clinical trial for this product candidate in the United States. In addition, GenVec, Inc. has previously indicated that it is conducting Phase II clinical trials for gene therapy products using the VEGF (121) gene for the treatment of coronary artery disease and peripheral artery disease. We will also face competition from entities using other traditional methods, including new drugs and mechanical therapies, to treat cardiovascular and vascular disease.

Marketing And Sales

Our product candidates are still undergoing testing and development in clinical trials. We do not currently have any capacity to market and sell any approved products.

In July 1998, we entered into a Distribution Agreement with Baxter Healthcare Corporation, pursuant to which Baxter Healthcare has the exclusive, worldwide right to market, sell and distribute all products which are developed under a separate Development Collaboration Agreement we have with Baxter Healthcare. Baxter Healthcare has funded the development of our MAX-AD FVIII product and will have distribution rights for any related products using the MAXIMUM-AD technology. Under the terms of the agreement, we are entitled to receive a percentage of the revenues generated by Baxter Healthcare from sales, if any, of the MAX-AD FVIII product and any other products developed under the agreement with Baxter Healthcare.

The Distribution Agreement with Baxter Healthcare does not apply to the marketing and distribution of our proposed VEGF-2 products. We do not currently have any arrangement with a third party to market and sell our VEGF-2 products when and if such products are approved for sale by the FDA.

Please see the section entitled “Risks and Uncertainties” beginning on page 16 for a further discussion of the risks associated with our distribution agreements and the marketing and sales or our proposed products.

Employees

At December 31, 2002, we had 30 employees, including four in research and development, 14 in process development and manufacturing, four in regulatory, clinical and quality assurance and eight in finance and administration. Immediately after the merger with Vascular Genetics on February 5, 2003, we had 32 employees. On March 25, 2003, we terminated 15 employees in an effort to reduce costs and restructure our organization. The termination of these employees will be effective on April 1, 2003 and will reduce our number of employees to 17.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union, and we believe that our relations with the employees are generally good.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q and 10-QSB, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.corautus.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. Alternatively, our reports are available at the Securities and Exchange Commission’s Internet-website, www.sec.gov.

Risks and Uncertainties

Risks Significant to Corautus

If we are unable to obtain significant additional capital within the next few months, we may have to curtail or cease operations and be unable to continue as a “going concern.”

Although we are undertaking a restructuring of our organization to reduce our expenses, we believe that our existing capital resources will be sufficient to satisfy our cash requirements only through the middle of 2003. We are currently seeking additional capital funding either through collaborative arrangements or through public or private equity or debt financings. However, we do not have any commitments or arrangements assuring us of any additional funds, and there is no assurance that we will be able to obtain additional capital. In the event that we are unable to successfully obtain additional capital to fund our working capital needs, we may have to curtail or cease operations and be unable to continue as a going concern.

Our independent auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a “going concern.”

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent auditors’ report on our consolidated financial statements as of and for the year ended December 31, 2002, included in this annual report, includes an explanatory paragraph which states that we have reported an accumulated deficit of approximately $45.3 million at December 31, 2002 and incurred recurring net losses. These conditions raise substantial doubt about our ability to continue as a going concern. Investors in our securities should review carefully the report of the independent auditors in this annual report. As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling approximately $4.9 million. We expect our losses and negative cash flow to continue, which will require us to obtain additional capital or pursue other strategic alternatives. It is uncertain whether we will be able to obtain additional capital on acceptable terms, or at all. Further, if future financing requirements are satisfied through the issuance of equity or debt securities, investors may experience significant dilution in terms of their percentage interest in Corautus.

We are a development stage company with a history of insignificant revenues and net losses. We expect continued net losses for the foreseeable future and may never become profitable.

We are a development stage company, and we have not yet generated significant revenues. From GenStar Therapeutics Corporation’s inception in July 1991 to December 31, 2002, we incurred cumulative losses of approximately $49 million, including a net loss of approximately $12 million for the year ended December 31, 2002, almost all of which consisted of research and development and general and administrative expenses.

We expect to spend significant additional amounts to fund the research and development activities and clinical trials for our VEGF-2 product candidates. In addition, we do not expect to generate revenues from sales for a number of years, if at all. As a result, we expect our net losses from operations to continue for at least the next five years.

Our ability to generate revenues and become profitable will depend on our ability, alone or with collaborators, to timely, efficiently and successfully complete the development of our proposed products, conduct pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our proposed products. Even if we do achieve profitability, we cannot predict the level of such profitability.

We will need substantial additional funding for our continued and future operations which, if not available to us, will have a material adverse effect upon our business.

The development of our proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to obtain regulatory approvals and bring our products to market. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing for our proposed product candidates;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We will need to raise substantial additional capital to fund our current and future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds now or in the future, and there can be no assurance that we will be able to obtain additional capital on acceptable terms, or at all. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital on acceptable terms, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product opportunities, delaying our clinical trials or curtailing or ceasing operations.

If we are unable to maintain our listing on the American Stock Exchange, our business could be adversely affected, and the liquidity of our common stock would be seriously limited.

Our common stock is currently traded on the American Stock Exchange, or AMEX. While the AMEX listing requirements do not specify a minimum stock price, AMEX will normally consider suspending dealings in, or de-listing, a security that sells for a substantial period of time at a low price per share if the issuer fails to effect a reverse stock split of such shares. The closing price of our common stock on March 10, 2003 immediately before we effected a one-for-seven reverse stock split was $0.29. On March 25, 2003, the closing price for our common stock on AMEX was $1.45 per share. However, the long-term effect of the reverse stock split is still unknown. Additionally, AMEX may consider, among other things, the amount of stockholders’ equity, amount of public float, nature of business, financial integrity and future outlook of a company in considering whether to de-list a company. If our common stock is de-listed from AMEX, it could reduce the liquidity of our common stock, further decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

Our proposed products require additional research, development, testing and regulatory approvals prior to marketing. If any of our proposed products are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. We currently do not sell any products and do not expect to have any products commercially available for several years, if at all. We currently have only three proposed product applications that have entered clinical trials. These clinical trials are not complete and may never proceed or be completed. Our proposed products require additional research and development, clinical testing and regulatory clearances prior to marketing.

There are many reasons that our proposed products may fail or not advance beyond early-stage testing, including the possibility that:

•	our proposed products may be ineffective, unsafe or associated with unacceptable side effects;

•	our proposed products may fail to receive necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

•	our proposed products may be too expensive to develop, manufacture or market;

•	physicians, patients, third-party payers or the medical community in general may not accept or use our proposed products;

•	our collaborators may withdraw support for or otherwise impair the development and commercialization of our proposed products;

•	other parties may hold or acquire proprietary rights that could prevent us or our collaborators from developing or marketing our proposed products; or

•	others may develop equivalent or superior products.

In addition, our proposed products are subject to the risks of failure inherent in the development of gene therapy products based on innovative technologies. As a result, we are not able to predict whether our research, development and testing activities will result in any commercially viable products or applications. The FDA has not approved any gene therapy products. No gene therapy products are on the market, although several gene therapy products are undergoing clinical trials. If our proposed products are delayed or we fail to successfully develop and commercialize our proposed products, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our proposed products.

Our strategy for the development, testing, manufacturing and commercialization of our proposed products relies on establishing and maintaining collaborations with corporate partners, licensors and other third parties. At present, we have licenses from Human Genome Sciences and Vical relating to the use and delivery of our VEGF-2 product candidates for the treatment of vascular disease. We are also currently renegotiating a collaboration agreement with Cordis Corporation, a Johnson & Johnson company, relating to the catheter-based delivery of the VEGF-2 material. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our proposed products. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our proposed products.

We expect to continue to rely on third party collaborators to perform a number of activities relating to the development and commercialization of our proposed products, including the manufacturing of product materials, the funding and conduct of clinical trials, obtaining regulatory approvals, and marketing and distribution of any successfully developed products. If we are unable to maintain or expand such collaborative arrangements, it could negatively affect our operations. To the extent that we instead undertake any of these activities internally, our expenses may increase.

Vascular Genetics’s prior clinical and regulatory activity was undertaken through a contract research organization. The agreement between Vascular Genetics and that contract research organization was terminated. We may experience difficulty in transitioning the clinical and regulatory activities from Vascular Genetics’s former contract research organization to newly hired staff or consultants, which may result in unexpected costs or time delays.

In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements. Some collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us.

If our right to use the VEGF-2 technology and other intellectual property we license from third parties is terminated or affected, our financial condition, operations or ability to develop and commercialize our proposed products may be harmed.

We substantially rely on licenses to use certain technologies that are material to our operations. For example, we license patents, patent applications and other intellectual property from Human Genome Sciences for the use of the VEGF-2 technology in our proposed products for vascular and cardiovascular disease. We have also obtained a license from Vical to use certain patents and patent applications relating to gene therapy delivery methods in connection with the use of VEGF-2 for gene therapy. We do not own the patents, patent applications and other intellectual property rights that underlie these licenses. We rely upon our licensors to properly prosecute and enforce the patents, file patent applications and prevent infringement of those patents and patent applications.

While the licenses from Human Genome Sciences and Vical provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. In particular, Boston Scientific Corporation has asserted that it holds patents on the gene therapy delivery methods we expect to use and that we must license its patents to commercially deliver the VEGF-2 products as intended. In addition, our rights to use these technologies and practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Either of these licenses may be terminated by the licensor if we are in breach of a term or condition of the license.

In addition, the license agreements with Human Genome Science and Vical contain certain milestones that we must meet in order to maintain these licenses. There is no assurance that we can meet the milestones in either license or that we can obtain an extension of the milestones from either Human Genome Sciences or Vical. Our licensors may terminate these licenses if we fail to meet the applicable milestones. If Human Genome Sciences or Vical elects to terminate its license to us, our business and financial condition will be adversely affected, and we may have to curtail or cease operations. Further, if Human Genome Sciences terminates the license to use the VEGF-2 technology for failure to meet the applicable milestones, we must grant Human Genome Sciences a license to all data and information generated by us under the license agreement.

We rely on third parties to manufacture our proposed products. There can be no guarantee that we can find a manufacturer or obtain sufficient quantities of our proposed products on acceptable terms, which may delay or impair our ability to develop, test and market such products.

Our business strategy relies on third parties to manufacture and produce our proposed products in accordance with good manufacturing practices established by the FDA. These third party manufacturers are subject to extensive government regulation and must receive FDA approval before they can produce clinical material or commercial product. Our proposed products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our proposed products. These third parties may also not deliver sufficient quantities of our proposed products, manufacture our proposed products in accordance with specifications, or comply with applicable government regulations.

In its prior clinical trials, Vascular Genetics’s product materials were produced by a third party collaborator. The manufacturing agreement with that collaborator has been terminated, and there are very few contract manufacturers who currently have the capability to produce our proposed products. Although we currently lease space for use as a manufacturing facility, we intend to assign, sublease or terminate our obligations under such lease, in which event we will have no capability to produce our proposed products. There can be no assurance that other manufacturers will be able to successfully produce our proposed products on acceptable terms, or on a timely basis.

We must have sufficient quantities of our product materials to conduct our clinical trials, if and when such trials are permitted to proceed by the FDA, and to market our future products. Although we are in the final stages of internal production of the VEGF-2 product materials for the next planned phase of our clinical trials, we have not yet confirmed that such product material and our existing inventory of product material are sufficient for such study. If we are unable to obtain sufficient quantities of our product material, we may be required to delay the clinical testing and marketing of our products.

Our licenses and collaboration agreements may restrict our ability to develop, test and market our proposed products.

Our strategy for the development, testing, manufacturing and marketing of our proposed products relies on establishing and maintaining collaborations with corporate partners, licensors and other third parties. These arrangements may contain provisions that will restrict our ability to develop, test and market our proposed products.

For example, we currently have a collaboration agreement with Biosense Webster, Inc, a Johnson & Johnson company, that prohibits us from using or testing any device, other than the Biosense Webster injection system, used for the intramyocardial delivery of our VEGF-2 product candidates in pre-clinical and clinical trials conducted by us under the collaboration agreement.

We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. We expect to submit a protocol to the FDA in the second quarter of 2003 for the next phase of clinical trials for our VEGF-2 product candidate for the treatment of coronary artery disease, but such protocol may require revisions before we are permitted by the FDA to proceed with such clinical trials. We cannot go forward with such clinical trials until the FDA permits the trials to proceed.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials. The FDA or we may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. Vascular Genetics’s clinical trials were previously suspended by the FDA after the death in 1999 of a patient undergoing an unrelated viral-based gene therapy at the University of Pennsylvania, and this clinical hold was not lifted by the FDA until October 2001. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial.

Product development costs to us and our collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. We typically rely on third party clinical investigators at medical institutions and healthcare facilities to conduct our clinical trials, and, as a result, we may face additional delaying factors outside our control. Significant delays may adversely affect our financial results and the commercial prospects for our proposed products and delay our ability to become profitable.

Our collaborators may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products.

We are dependent on third party collaborators to design and conduct our clinical trials. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or proposed products or otherwise impair their development, our business could be negatively affected.

If we are unable to create and maintain sales, marketing and distribution capabilities or enter into agreements with third parties to perform those functions, we will not be able to commercialize our proposed products.

We currently have no sales, marketing or distribution capabilities. Therefore, in order to commercialize our future products, if and when such products have been approved and are ready for marketing, we must either develop our own sales, marketing and distribution capabilities or collaborate with third parties to perform these functions.

We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if we elect to market our future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

To the extent we seek to collaborate with third parties for the sale, marketing and distribution of our future products, we may not be able to find collaborators, enter into collaboration agreements on favorable terms or enter into collaborations that will be commercially successful. In addition, any collaborator might, at its discretion, limit the amount of resources and time it devotes to marketing our products or terminate its agreement with us at any time and for any reason regardless of the terms of the agreement.

We may not realize the benefits we expect from the merger with Vascular Genetics.

The integration of GenStar and Vascular Genetics will be complex, time consuming and expensive and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

•	obtaining financing for working capital needs;

•	integrating the operations and technologies of the two companies;

•	efficient utilization of cash and controlling the expenses of the combined company;

•	establishing and maintaining an effective internal or external manufacturing capability for the combined company’s product candidates;

•	retaining and assimilating key personnel of each company;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of our management;

•	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees and suppliers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with the merger and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate the operations, technology and personnel of GenStar and Vascular Genetics, or any significant delay in achieving integration, could have a material adverse effect on us and, as a result, on the market price of our common stock.

Our business is changing, and our business prospects may suffer if we are not able to effectively manage the changes to our operations.

Since our inception, we have focused on the development of our MAXIMUM-AD and DUAL-AD technologies and related gene therapy products for hemophilia, prostate cancer and HIV/AIDS. After our merger with Vascular Genetics on February 5, 2003, we have shifted the focus of our operations for the foreseeable future to the development and clinical testing of our proposed VEGF-2 products for the treatment of cardiovascular disease products. Additionally, we have recently terminated approximately one-half of our employees. If we do not effectively manage the changes to our business and efficiently allocate our limited financial and human resources, our financial results and commercial prospects for our proposed products may be adversely affected.

If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop our proposed products.

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific and regulatory personnel and advisors. To pursue our business strategy, we will need to hire or otherwise engage qualified scientific personnel and managers, including personnel with expertise in clinical trials, government regulation and manufacturing. Competition for qualified personnel is intense among companies, academic institutions and other organizations. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test and commercialize our proposed products.

We do not currently have employment agreements with our key management personnel. We are seeking to enter into employment agreements with Richard E. Otto and Robert T. Atwood as our Chief Executive Officer and Chief Financial Officer, respectively. However, there is no assurance that we can enter into such agreements on acceptable terms or at all.

We use hazardous and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our processes and our collaborators’ processes involve the controlled storage, use and disposal of hazardous and biological materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance and exceed our financial resources. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future environmental laws and regulations.

Vascular Genetics, which is a wholly-owned subsidiary of Corautus, is a defendant in a pending wrongful death action. An unfavorable settlement or judgment in this action could harm our business and financial condition.

Vascular Genetics has been named as a defendant in a complaint filed in the Superior Court of Suffolk County in the State of Massachusetts alleging wrongful death and product liability claims in connection with the death of a patient enrolled in Vascular Genetics’s clinical trials at St. Elizabeth’s Medical Center of Boston. The complaint alleges, in part, that the deceased patient should have been excluded from Vascular Genetics’s clinical trials because his condition was treatable by conventional revascularization procedures and that the deceased patient did not receive sufficient disclosure of risks and an alleged financial conflict of interest to provide an informed consent to treatment. Vascular Genetics has recently filed an answer in response to the complaint denying liability and the principal allegations of the complaint. The litigation is currently in its initial stages.

Although Vascular Genetics denies liability and believes that its current insurance coverage is adequate to cover any potential liabilities in connection with such litigation, no assurances can be given as to the outcome of this action. An unfavorable settlement or decision in this action could negatively affect our operations and financial condition. Any liability resulting from this action may exceed our financial resources.

Claims have been asserted against us by a former employee, and litigation is threatened. An unfavorable settlement or judgment could harm our business and financial condition.

Dr. William Raschke, one of our former officers, has asserted that we refused to permit him to sell Corautus common stock which he held during his employment with us. Dr. Raschke asserts that he suffered substantial damages because the price of our common stock after he left employment was much lower than during portions of the time he was employed. We deny liability, and we believe that our actions were appropriate and that the assertions of Dr. Raschke are without merit. No litigation has been filed. An adverse settlement or judgment in this matter could affect our financial condition.

Risks Related to Our Industry

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may adversely affect our ability to conduct our business or obtain regulatory approvals for our proposed products.

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. More restrictive government regulations or negative public opinion may have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our proposed products.

We are subject to significant government regulation with respect to our proposed products. Compliance with government regulation can be a costly and time-consuming process, with no assurance of ultimate regulatory approval. If these approvals are not obtained, we will not be able to sell our proposed products.

We and our collaborators are subject to extensive and rigorous government regulation in the United States and abroad. The FDA, the National Institutes of Health and comparable agencies in foreign countries impose many requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time consuming compliance procedures. These requirements vary widely from country to country and make it difficult to estimate when our potential products will be commercially available, if at all. In addition, gene therapies such as those being developed by us are relatively new and are only beginning to be tested in humans. Regulatory authorities may require us or our collaborators to demonstrate that our products are improved treatments relative to other therapies or may significantly modify the requirements governing gene therapies, which could result in regulatory delays or rejections. If we are delayed or fail to obtain required approvals for our proposed products, our operations and financial condition would be damaged. We may not sell our products without applicable regulatory approvals.

Numerous regulations in the United States and abroad also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our proposed products. Compliance with these regulatory requirements is time consuming and expensive. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in withdrawal of existing approvals, product recalls, injunctions, civil penalties, criminal prosecution, and enhanced exposure to product liabilities.

We cannot assure you that any of our proposed products will prove safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval. We will need to conduct significant research, pre-clinical testing and clinical trials before we can file product approval applications with the FDA and similar regulatory authorities in other countries. Pre-clinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage.

Even if we achieve positive results in early clinical trials, these results do not necessarily predict final results. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause the FDA or us to terminate a clinical trial or require that we repeat a clinical trial.

We face intense competition and must cope with rapid technological change, which may adversely affect our financial condition and/or our ability to successfully commercialize our proposed products.

Our competitors and potential competitors include large pharmaceutical and medical device companies and more established biotechnology companies. These companies have significantly greater financial and other resources and greater expertise than us in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant products approved or in development and operate large, well-funded research and development programs. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing.

We are engaged in gene therapy, which is a rapidly changing field. Existing products and therapies to treat vascular and cardiovascular disease, including drugs and surgical procedures, will compete directly with the products that we are seeking to develop and market. In addition, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization and market penetration than us. As these competitors develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our future products. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our potential products against competitors.

Changes and reforms in the health care system or reimbursement policies may adversely affect the sale of our future products or our ability to obtain an adequate level of reimbursement or acceptable prices for our future products.

We currently have no products approved for marketing. Our ability to earn sufficient returns on our future products, if and when such products are approved and ready for marketing, will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other third-party payers. If we fail to obtain appropriate reimbursement, it could prevent us from successfully commercializing our future products.

There have been and continue to be efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, including limiting coverage and the level of reimbursement. We expect that there will continue to be a number of legislative proposals to implement government controls and other reforms to limit coverage and reimbursement. The announcement of these proposals or reforms could impair our ability to raise capital. The adoption of these proposals or reforms could impair our operations and financial condition.

Additionally, third-party payers, including Medicare, are increasingly challenging the price of medical products and services and are limiting the reimbursement levels offered to consumers for these medical products and services. If purchasers or users of our future products are not able to obtain adequate reimbursement from third-party payers for the cost of using these products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, including gene therapy treatments, and whether adequate third-party coverage will be available.

If our proposed products are not effectively protected by valid issued patents or if we are not otherwise able to protect our proprietary information, it could harm our business.

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery methods both in the United States and in other countries with substantial markets;

•	defend patents once obtained;

•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

•	obtain appropriate licenses to patents or proprietary rights held by others with respect to our technology, both in the United States and in other countries with substantial markets.

If we are not able to maintain adequate patent protection for our proposed products, we may be unable to prevent our competitors from using our technology or technology that we license.

The patent positions of gene therapy technologies such as those being developed by us and our collaborators involve complex legal and factual uncertainties. As a result, we cannot be certain that we or our collaborators will be able to obtain adequate patent protection for our potential products.

We do not know whether our licensors’ pending patent applications will result in the issuance of patents. In addition, issued patents may be subjected to proceedings limiting their scope, may be held invalid or unenforceable, or may otherwise provide insufficient proprietary protection or commercial advantage. Changes in, or different interpretations of, patent laws in the United States and other countries may also adversely affect the scope of our patent protection and our competitive situation.

Due to the significant time lag between the filing of patent applications and the publication of such patents, we cannot be certain that our licensors were the first to file the patent applications we license. In addition, a number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our operations. Some of these technologies, applications or patents may conflict with our or our licensors’ technologies or patent applications. In particular, Boston Scientific Corporation has asserted that it holds patents on the gene therapy methods we expect to use and that we must license its patents to commercially deliver the VEGF-2 product as intended. A conflict could limit the scope of the patents, if any, that we or our licensors may be able to obtain or result in denial of our or our licensors’ patent applications. If patents that cover our activities are issued to other companies, we may not be able to develop or obtain alternative technology.

Patents issued and patent applications filed internationally relating to gene therapy are numerous, and we cannot assure you that current and potential competitors or other third parties have not filed or received or will not file or receive applications in the future for, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us.

Additionally, there is certain subject matter which is patentable in the United States but not generally patentable outside of the United States. Differences in what constitutes patentable subject matter in various countries may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may prevent us from obtaining patent protection outside of the United States, which would have a material adverse effect on our business, financial condition and results of operations.

We may be subject to costly claims, and, if we are unsuccessful in resolving conflicts regarding patent rights, we may be prevented from developing or commercializing our proposed products.

There has been, and will likely continue to be, substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe on the patents of others. Others could bring legal actions against us claiming damages and seeking to stop clinical testing, manufacturing and marketing of the affected product or use of the affected process. Based on assertions made by Boston Scientific Corporation as to the scope of its patent rights, there may be a conflict between the patents issued to us by Vical and the patents asserted by Boston Scientific that will need to be resolved. Litigation may be necessary to enforce our or our licensors’ proprietary rights or to determine the enforceability, scope and validity of proprietary rights of others. If we become involved in litigation, it could be costly and divert our efforts and resources. In addition, if any of our competitors file patent applications in the U.S. claiming technology also invented by us or our licensors, we may need to participate in interference proceedings held by the U.S. Patent and Trademark Office to determine priority of invention and the right to a patent for the technology. Like litigation, interference proceedings can be lengthy and often result in substantial costs and diversion of resources.

As more potentially competing patent applications are filed, and as more patents are actually issued, in the field of gene therapy and with respect to component methods or compositions that we may employ, the risk increases that we or our licensors may be subjected to litigation or other proceedings that claim damages or seek to stop our product development or commercialization efforts. Even if such patent applications or patents are ultimately proven to be invalid, unenforceable or non-infringed, such proceedings are generally expensive and time consuming and could consume a significant portion of our resources and substantially impair our product development efforts.

If there were an adverse outcome of any litigation or interference proceeding, we could have potential liability for significant damages. In addition, we could be required to obtain a license to continue to make or market the affected product or use the affected process. Costs of a license may be substantial and could include ongoing royalties. We may not be able to obtain such a license on acceptable terms, or at all.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

We substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we may enter into confidentiality agreements with employees, consultants and collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our proposed products.

We face the risk of product liability claims, which could adversely affect our business and financial condition.

Our operations will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of gene therapy products. Failure to obtain sufficient product liability insurance or otherwise protect against product liability claims could prevent or delay the commercialization of our proposed products or negatively affect our financial condition. Regardless of the merit or eventual outcome, product liability claims may result in withdrawal of proposed products from clinical trials, costs of litigation, substantial monetary awards to plaintiffs and decreased demand for products.

Product liability may result from harm to patients using our products that was either not communicated as a potential side-effect or was more extreme than communicated. We will require all patients enrolled in our clinical trials to sign consents, which explain the risks involved with participating in the trial. The consents, however, provide only a limited level of protection, and product liability insurance will be required. We may not be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities.

ITEM 2.	PROPERTIES

We currently lease three facilities in San Diego, California. The first facility consists of approximately 43,000 square feet of manufacturing, office and laboratory space. The lease for this facility expires in 2011, with one option to extend the lease for an additional five years. Our executive administrative offices and research laboratories were relocated to this facility in late December, 2002. The second facility consists of approximately 22,000 square feet of office and laboratory space. The lease for this facility expires in September 2005 with an option to extend until September 2010. The third facility consists of approximately 8,000 square feet of office and laboratory space and was previously used for manufacturing. This facility was previously subleased to a third party, however such third party has defaulted on the terms of the sublease. The lease for this third facility expires in August 2004. Because of the restructuring of our organization and our discontinuance of manufacturing activities, we will seek to assign, sublease or terminate our obligations under some or all of our leases for these three facilities, including our current manufacturing facility.

Our wholly-owned subsidiary, Vascular Genetics, currently leases 2,044 square feet of administrative offices in the Advanced Technology Development Center in Atlanta, Georgia. The lease for this office expires on May 22, 2003 with no renewal term.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly-owned subsidiary, Vascular Genetics, has been named as a defendant in a complaint filed in the Superior Court of Suffolk County in the State of Massachusetts alleging wrongful death and product liability claims in connection with the death of a patient enrolled in Vascular Genetics’s clinical trials at St. Elizabeth’s Medical Center of Boston. The complaint alleges, in part, that the deceased patient should have been excluded from Vascular Genetics’s clinical trials because his condition was treatable by conventional revascularization procedures and that the deceased patient did not receive sufficient disclosure of risks and an alleged financial conflict of interest to provide an informed consent to treatment. Vascular Genetics has recently filed an answer in response to the complaint denying liability and the principal allegations of the complaint. The litigation is currently in its initial stages.

Although Vascular Genetics denies liability and believes that its current insurance coverage is adequate to cover any potential liabilities in connection with such litigation, no assurances can be given as to the outcome of this action. An unfavorable decision in this action could have a material adverse effect on our business and financial condition. For further information regarding the risks related to this litigation and other potential claims, please see the section entitled “Risks and Uncertainties” in Item 1 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002. However, we held a meeting of stockholders on February 4, 2003, at which the stockholders approved the issuance of Corautus common stock to the shareholders of Vascular Genetics pursuant to our merger agreement with Vascular Genetics, approved an amendment to our certificate of incorporation to change the company’s name from GenStar Therapeutics Corporation to Corautus Genetics Inc. and to increase the authorized shares of capital stock, elected new directors upon the merger with Vascular Genetics and adopted a 2002 Stock Plan, among other things. For further information regarding the matters approved at such meeting, please see the section entitled “Recent Events” in Item 1 of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the American Stock Exchange under the symbol “CAQ.” Prior to February 7, 2003, our common stock was traded on the American Stock Exchange under the symbol “GNT.” On March 10, 2003, we effected a reverse stock split pursuant to which each seven shares of common stock were converted into one share of common stock. The share-related information presented below has been restated to reflect the reverse stock split. As of March 25, 2003, there were approximately 3,054 beneficial stockholders of common stock, including approximately 728 holders of record.

On February 5, 2003, we completed a merger with Vascular Genetics, pursuant to which approximately 5,320,166 shares of our common stock were issued to stockholders of Vascular Genetics. In connection with the merger, the outstanding shares of our Series B preferred stock were converted into 287,274 shares of our common stock. On March 7, 2003, the outstanding shares of our Series A preferred stock were converted into 832,857 shares of our common stock. As of March 25, 2003 there were outstanding options to purchase approximately 782,419 shares of our common stock and warrants to purchase approximately 393,796 shares of our common stock. There are 2,000 shares of our Series C preferred stock outstanding.

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

The following table shows for the periods indicated the high and low closing prices for our common stock on the American Stock Exchange (adjusted for the one-for-seven reverse stock split which occurred on March 10, 2003):

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2003:
First Quarter (through March 25, 2003)	$3.57	$1.33

FISCAL YEAR ENDED December 31, 2002:
First Quarter	$17.08	$7.00
Second Quarter	$7.70	$2.52
Third Quarter	$5.25	$1.75
Fourth Quarter	$4.13	$1.89

FISCAL YEAR ENDED December 31, 2001:
First Quarter	$62.12	$21.49
Second Quarter	$54.88	$24.85
Third Quarter	$54.95	$13.72
Fourth Quarter	$24.43	$15.05

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP’s report on our consolidated financial statements for the three years ended December 31, 2002, and the period from July 1, 1991 (inception) to December 31, 2002, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about our ability to continue as a going concern. The financial data for all other periods and dates have been derived from consolidated audited financial statements of Corautus which are not included in this annual report. The data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,					Period from July 1, 1991 (inception) to December 31, 2002
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Statement of Operation Data:
Net revenues	$1,120	$301	$162	$118	$192	$2,542

Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	9,067	8,624	6,414	2,711	1,916	32,251
General and administrative	3,670	3,539	2,374	817	487	11,746
Write-off of acquired in-process technology	—	—	1,655	—	5,455	7,110

Total costs and expenses	12,737	12,163	10,443	3,528	7,858	51,929

Loss from operations	(11,617)	(11,862)	(10,281)	(3,410)	(7,666)	(49,387)

Other income (expense)	(562)	(1)	(12)	(72)	—	(583)
Interest expense	(461)	(459)	(230)	(360)	(306)	(1,816)
Interest income	586	1,227	913	24	10	2,778

Net loss	$(12,054)	$(11,095)	$(9,610)	$(3,818)	$(7,962)	$(49,008)

Basic and diluted net loss per share	$(3.54)	$(3.36)	$(3.20)	$(2.48)	$(6.97)

Weighted average shares outstanding	3,408	3,301	3,001	1,538	1,142

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$2,061	$15,379	$20,343	$448	$(1,274)
Total assets	10,621	21,102	24,444	1,897	1,098
Long-term debt, net of current portion	506	695	2,585	1,927	1,274
Shareholders’ equity (deficit)	6,097	17,785	20,183	(905)	(1,934)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth under “Risks and Uncertainties” in Item 1 of this report. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See the section at the beginning of this report titled “Cautionary Factors That May Affect Future Results”.

Overview

Corautus Genetics Inc. is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiovascular and vascular disease.

We commenced operations as a stand-alone entity in January 1996 under the name Urogen Corp. and have been in the development stage since inception. Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that uses the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene. On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to certain gene delivery technologies and laboratory equipment. The gene delivery technology was used to enhance our existing technology and to develop products to deliver other genes. Prior to our license of the technology, Baxter Healthcare had been developing this technology for the treatment of hemophilia and cancer and continued to fund the development of our MAX-AD FVIII product for hemophilia through the date of treatment of the first patient in a clinical trial for that product in June 2001. For additional information regarding our transactions with Baxter Healthcare, please see “Item 13—Certain Relationships and Related Transactions-Baxter Healthcare Transactions.”

In May 2000, we acquired all of the outstanding shares of Allegro Cell Systems, Inc. in exchange for 41,143 shares of our common stock and an obligation to issue an additional 1,714 shares of common stock once approved by the University of California Regents, or Regents. The Regents approved the issuance of the additional shares, and 1,714 shares of additional common stock were issued during 2002. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro had no products, revenues, employees, facilities or other assets. Based upon the very early stage of development of the technology and the lack of alternative future uses for it, the value of the technology was charged to acquired in-process technology.

On February 5, 2003, we completed a merger with Vascular Genetics, pursuant to which Vascular Genetics became a wholly-owned subsidiary of Corautus. Concurrently, the name of our company was changed from GenStar Therapeutics Corporation to Corautus Genetics Inc. The focus of our resources and efforts for the foreseeable future will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

The shares of our common stock and options and warrants to purchase our common stock issued to the Vascular Genetics stockholders in connection with the merger represented approximately 50% of our outstanding common stock immediately after the merger, assuming exercise of all outstanding options and warrants to purchase common stock and the conversion of all preferred stock, but excluding the conversion of our Series C preferred stock. Because our Series C preferred stock is convertible at the fair value at the date of conversion and the merger was structured as a merger of equals, the total shares issued to Vascular Genetics stockholders included an additional 71,429 shares in lieu of shares attributable to the conversion of the our Series C preferred stock.

A total of 5,320,166 shares of our common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, we assumed options to purchase 229,648 shares of our common stock and warrants to purchase 19,164 shares of our common stock.

The acquisition has been accounted for as a purchase of assets by us for financial reporting purposes, in accordance with generally accepted accounting principles. After February 5, 2003, the results of Vascular Genetics will be included in our consolidated financial statements. The purchase price will be allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, Vascular Genetics does not meet the criteria necessary to qualify as a business. Therefore, our acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations”, and no goodwill will result from the recording of the transaction. Identified intangible assets with finite lives will be amortized over those lives. We will be required to review long-lived assets on at least an annual basis. To the extent the value of the long-lived assets are impaired, we will be required to record the impairment charge. One of the intangible assets that will likely be identified is in-process research and development. The value of this intangible asset has been charged to operations upon the close of the merger. A final determination of the intangible asset values and required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective values, has not yet been made. We will determine the fair value of assets and liabilities and will record the appropriate adjustments during the quarter ended March 31, 2003.

The following table sets forth as of December 31, 2002 (i) our actual capitalization as of December 31, 2002, (ii) our pro forma capitalization after giving effect to the conversion of our Series A preferred stock and Series B preferred stock to common stock, and (iii) our pro forma capitalization after giving effect to the merger with Vascular Genetics, which resulted in the issuance of 5,320,166 shares of our common stock and reflects that Vascular Genetics has $480,000 in notes payable. Note that all share amounts reflect the one-for-seven reverse stock split which occurred on March 10, 2003.

	December 31, 2002
	Actual	As Adjusted (1)	Pro Forma (2)
Notes payable and capital lease obligations	$1,215,876	$1,215,876	$1,695,876

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 and 0 and 0 shares respectively issued and outstanding, liquidation preference of $58,300	6	—	—
Series B Preferred Stock, 12,890 and 0 and 0 shares, respectively issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	—	—
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2	2
Common Stock—$0.001 par value, 100,000,000 shares authorized; 3,431,393 shares, 4,551,524 as adjusted shares and 9,871,690 pro forma shares issued and outstanding, respectively	3,431	4,552	9,872
Additional paid-in capital	51,376,821	51,375,719	68,370,399
Deficit accumulated during development stage	(45,282,523)	(45,282,523)	(62,282,523)
Accumulated other comprehensive loss	(921)	(921)	(921)

Total stockholders’ equity	6,096,829	6,096,829	6,096,829

Total capitalization	$11,836,932	$11,836,932	$12,316,932

(1)	Gives effect to the conversion of Series A preferred stock and Series B preferred stock into common stock. The outstanding shares of Series B preferred stock were converted into 287,274 shares of common stock immediately prior to the merger on February 5, 2003. The outstanding shares of Series A preferred stock were converted into 832,857 shares of common stock on March 7, 2003.

(2)	Gives effect to the completion of our merger with Vascular Genetics on February 5, 2003, which resulted in the issuance of 5,320,166 shares of common stock, and reflects that Vascular Genetics has $480,000 in notes payable. The purchase price is estimated at approximately $17,000,000 and, for the purpose of this pro forma presentation, is recorded to in-process research and development.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our consolidated financial statements).

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. Contract revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

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

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest. Warrants for common stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

Results of Operations

Revenues

We have generated revenues to date of approximately $2,542,000 from contract research agreements and grants. Total revenues for the years ended December 31, 2002, 2001 and 2000 were approximately $1,120,000, $301,000 and $162,000, respectively. For the year ended December 31, 2002, $870,000 of revenue was from a research grant and $250,000 was contract revenue from a research agreement with a corporate partner. Revenue for the two years ended December 31, 2001 was from a research grant. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials.

Research and Development and Acquired In-Process Technology

Research and development expenses and acquired in-process technology charges increased $443,000 to $9,067,000 for the year ended December 31, 2002 compared to approximately $8,624,000 for the year ended December 31, 2001. The increase in research and development expenses for the year ended December 31, 2002 is due to an overall increase in research and development activity. Research and development expenses primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses.

Research and development expenses and acquired in-process technology charges increased $555,000 to approximately $8,624,000 for the year ended December 31, 2001 compared to approximately $8,069,000 for the year ended December 31, 2000. Excluding the year 2000 charge to write-off acquired in-process technology of $1,655,000 related to the Allegro acquisition, research and development expenses increased $2,210,000. There were no charges to write-off acquired in-process technology during 2001 or 2002. The increase in research and development expenses and acquired in-process technology charges for the year 2001 compared to 2000 is due to an overall increase in research and development activity.

In the first quarter of 2000, we raised $25.3 million in private equity financing, which enabled us to expand our research and development efforts, which prior to that time had been primarily focused on the MAX-AD FVIII program. After the first quarter 2000, we significantly expanded our activities on the DUAL-AD prostate cancer program and commenced research on the vaccine program. During 2000, we hired twelve employees in the research and development group, and hired an additional eleven employees in 2001.

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

During the three years ended December 31, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems. The majority of the research and development costs related to pre-clinical research in these programs areas. Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program, in which one patient was treated.

Beginning in 2003, research and development costs are expected to consist primarily of the anticipated in-process research and development charge related to the merger with Vascular Genetics, the cost to manufacture the VEGF-2 materials for clinical use and the costs to conduct the clinical trials for that program. Research on the MAX-AD, DUAL-AD and lentiviral systems has been suspended. Thus, research costs for those programs will be nominal.

We estimate that it will take at least five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and Administrative Expenses

General and administrative expenses increased $131,000 for the year ended December 31, 2002 to approximately $3,670,000 compared to approximately $3,539,000 for the year ended December 31, 2001. General and administrative expenses increased $1,165,000 for the year ended December 31, 2001 to approximately $3,539,000 compared to approximately $2,374,000 for the year ended December 31, 2000.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. General and administrative expenses increased during 2002 and 2001 related to the increased level of operations. We expect the number of financial and administrative employees to remain relatively constant and overall general and administrative expenses to decline in 2003 compared to 2002 related to cost reduction efforts.

Interest Income and Expense

Interest income decreased $641,000 for the year ended December 31, 2002 to approximately $586,000 compared to approximately $1,227,000 for the year ended December 31, 2001. Interest income increased $314,000 for the year ended December 31, 2001 to $1,227,000 compared to $913,000 for the year ended December 31, 2000. The decrease in interest income for the year 2002 compared to 2001 is due to the decline in our cash, cash equivalents and short term investments balances during 2002. The increase in interest income for the year 2001 compared to the year 2000 is the result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit.

Interest expense increased $2,000 for the year ended December 31, 2002 to approximately $461,000 compared to approximately $459,000 for the year ended December 31, 2001. Interest expense increased $229,000 for the year ended December 31, 2001 to approximately $459,000 compared to approximately $230,000 for the year ended December 31, 2000. Interest expense in 2000 was comprised of $101,000 related to amortization of the deferred loan fees, $82,000 related to the capital lease line, $34,000 related to notes payable and $12,000 related to deferred compensation liability. Interest expense in 2001 was comprised of $270,000 related to amortization of the deferred loan fees, $106,000 related to the capital lease line, $66,000 related to notes payable and $17,000 related to deferred compensation liability. Interest expense in 2002 was comprised of $270,000 related to the amortization of loan fees, $143,000 related to capital lease line, $38,000 related to notes payable and $10,000 related to the deferred compensation liability.

Liquidity and Capital Resources

From inception through December 31, 2002, we have primarily financed our operations through private placements of equity and convertible debt securities and through our partnership with Baxter Healthcare. We have raised approximately $1.4 million in convertible debt offerings, $25.3 million in private equity financings and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used by operating activities was approximately $9,225,000, $10,882,000 and $6,735,000 during 2002, 2001 and 2000, respectively. Net cash used by operating activities consists of expenditures for research and development and general and administrative expenses. Net cash generated from investing activities of approximately $7,817,000 and $1,343,000 during 2002 and 2001 respectively, consists of purchases of short-term investments net of sales of short-term investments and purchases of property and equipment. Net cash used by investing activities of $17,385,000 during 2000 consists of the purchase of short-term investments and property and equipment. Net cash used by financing activities of $336,000 during 2002 consists primarily of proceeds from our capital lease agreement of $429,000, offset by repayments of our capital lease and notes payable of $832,000, and proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $68,000. Net cash provided by financing activities of $6,682,000 during 2001 consists primarily of $3,873,000 paid by Baxter Healthcare under the credit agreement, proceeds from the sale of Series C preferred stock to Baxter Healthcare of $2,000,000 and proceeds from our capital lease agreement of $807,000, offset by repayments of our capital lease and notes payable of $540,000, and proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $421,000. Net cash provided by financing activities of $28,492,000 during 2000 consists primarily of net proceeds from the sale of common stock and warrants for common stock of $23,426,000, proceeds from notes payable of $750,000 and $4,143,000 received from Baxter Healthcare under the credit agreement for development of the hemophilia product.

As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling $4.9 million. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations only through the middle of 2003. We will need to raise substantial additional capital to fund our operations. We are currently seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

New Accounting Pronouncements

In November 2002, The Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We do not believe that the adoption of EITF 00-21 will have a material effect on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement Of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the company beginning January 1, 2003. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exist or Disposal Activities”, which addresses accounting and reporting for costs associated with exist or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and, in most cases, requires that severance pay be recognized over time rather than up front. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for Corautus beginning after December 15, 2002. We have currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

Technology Licenses

Human Genome Sciences License for VEGF-2

In October 1997, Vascular Genetics secured an exclusive, worldwide license from Human Genome Sciences to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. The license agreement requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. In addition, the license agreement requires us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license.

The license agreement with Human Genome Science requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial within three months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004;

•	we must have an official end of Phase II meeting with the FDA no later than September 30, 2005;

•	if both a Phase IIb and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than six months after the end of the Phase II meeting, but no later than March 31, 2006; and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

In the event we fail to meet any of these milestones, Human Genome Sciences may immediately terminate the license if, after Human Genome Sciences gives notice to us, we still fail to meet the milestone within 60 days after such notice. In addition, if Human Genome Sciences terminates the license for failure to meet any milestone, we must grant Human Genome Sciences a license to all data and information generated by us under the agreement to develop, use and sell products.

The license agreement with Human Genome Sciences will terminate when all patent rights licensed under the agreement expire. Human Genome Sciences may also terminate the license if, after Human Genome Sciences gives notice to us, we fail to make a payment, fail to maintain specified insurance, incur specified financial problems or breach any of our obligations under the agreement. We may terminate the license by giving 30 days advance written notice to Human Genome Sciences.

Vical License for Gene Therapy Delivery Methods

In February 2000, Vascular Genetics obtained an exclusive, worldwide license from Vical to develop, make, use and sell products using VEGF-2 and covered by certain patents and patent applications owned by Vical, relating to gene therapy delivery methods, for the treatment or prevention of disease in humans using gene therapy.

Under the terms of the license agreement, Vical owns all patentable or unpatentable inventions and discoveries regarding Vical’s licensed technology which result from the use of such licensed technology, excluding inventions and discoveries regarding a formulation or combination of the VEGF-2 gene and its delivery vehicle. We have a non-exclusive, royalty-free, perpetual and worldwide license from Vical to use such improvements.

The license agreement requires us to make royalty payments to Vical based on a percentage of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. We must also indemnify Vical for all liabilities, losses and expenses in connection with claims arising out of the development, manufacture, possession, distribution, use, testing or sale of licensed products by us or our sublicensees.

The license agreement with Vical will terminate when all patent rights licensed under the agreement expire. Vical may also terminate the license if, after Vical gives notice to us, we fail to make a payment, fail to use commercially reasonable efforts to commercialize at least one licensed product in a major market, or breach any of our other obligations under the agreement. We may terminate the license if, after we give notice to Vical, Vical fails to make a payment or breaches any of its other obligations under the agreement.

Biosense Webster Collaboration Agreement

In May 1999, Vascular Genetics entered into a collaboration agreement with Biosense Webster, a Johnson & Johnson company. Pursuant to the agreement, Vascular Genetics and Biosense Webster agreed to collaborate on obtaining regulatory approval for the marketing of Vascular Genetics’s gene therapy products in conjunction with Biosense Webster’s catheter products and catheter-based cardiac mapping system, or NOGA™ Cardiac Navigation System. We are currently in the process of renegotiating this collaboration agreement with Cordis Corporation, another Johnson & Johnson company, for further clinical trials.

The current agreement prohibits us from using or testing any device, other than the Biosense Webster injection system, for the intramyocardial delivery of our VEGF-2 product candidates in pre-clinical and clinical trials conducted pursuant to the agreement without the consent of Biosense Webster. The agreement does not extend to the marketing and sale of the products following regulatory approval. However, the parties are required to discuss such joint commercialization in good faith.

Although we are seeking to renegotiate this agreement for the next phase of our clinical trials, the agreement currently expires on May 28, 2004. Either Biosense Webster or we may terminate the agreement if the other party materially breaches any of its obligations under the agreement, subject to certain rights of the breaching party to cure any breach. Either Biosense Webster or we may also terminate the agreement if the other incurs specified financial problems or in the event of concerns regarding the safe and effective use of either product in humans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

We do not conduct business with foreign entities, and do not have any foreign exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE ITEM 15. “Exhibits, Financial Statement Schedules, and Reports On Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our directors and executive officers as of December 31, 2002, their ages as of December 31, 2002 and certain information about them are set forth below.

Executive Officers and Directors as of December 31, 2002

Name of Directors and Executive Officers	Age	Principal Occupation
Paul D. Quadros	56	Chairman of the Board of Directors & Chief Financial Officer
Robert E. Sobol, M.D.	50	Chief Executive Officer & Director
Yawen L. Chiang, Ph.D.	52	Senior Vice President, Research & Development
Carin D. Sandvik	39	Sr. Director, Finance & Administration And Corporate Secretary
Peter F. Bernardoni	43	Director
Ivor Royston, M.D.	57	Director
Victor W. Schmitt	54	Director

Paul D. Quadros was Chairman of the Board and Chief Financial Officer from August 1998 until February 5, 2003. Upon consummation of the merger between GenStar and Vascular Genetics on February 5, 2003, Mr. Quadros ceased to be Chief Financial Officer. However, Mr Quadros remains a non-executive Chairman of the Board. From April 1997 to August 1998, Mr. Quadros served as the President and Chief Executive Officer. From our formation in June 1995 to April 1997, Mr. Quadros served as the Chairman of the Board, Chief Financial Officer and Secretary. Mr. Quadros was, from January 1985, an officer and, from April 1986, a general partner of Technology Funding, a venture capital management organization. From 1986 through 1994, Mr. Quadros was a member of Technology Funding’s Commitments Committee, serving as its chairman from 1987 to 1990. From 1990 to 1994, Mr. Quadros was chairman of Technology Funding’s Medical Investment Committee and was involved in managing Technology Funding’s healthcare portfolio. Mr. Quadros is currently a Managing Partner to Tenex Greenhouse Ventures, LLP, a life science venture capital firm. Mr. Quadros is a co-founder and former Chairman of the Board of Cardiac Science, Inc. (NASDAQ: DFIB). In addition to Corautus, Mr. Quadros currently serves as a director of several private companies. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from The Anderson School at UCLA.

Robert E. Sobol, M.D. was named President upon consummation of the merger between GenStar and Vascular Genetics on February 5, 2003. From July 1998 until February 5, 2003, he was Chief Executive Officer. From July 1998 until May 2000, Dr. Sobol was the President and Chief Executive Officer . From July 1996 to July 1998, Dr. Sobol served as Executive Vice President and Chief Operating Officer. He has also served as a Director since 1996. Dr. Sobol was previously the Director of Clinical Science at Sidney Kimmel Cancer Center, which is affiliated with Sharp HealthCare, one of the largest healthcare providers in San Diego. Dr. Sobol has developed clinical applications of immuno therapy and gene therapy for the treatment of cancer and is a founder of several successful biotechnology ventures. He was a founder and Vice President of IDEC Pharmaceuticals Corporation, a publicly traded company developing monoclonal antibody based treatments for cancer and autoimmune disorders. He was also a founder of GeneSys Therapeutics, a gene therapy company which merged with publicly traded Somatix Therapy Corporation and subsequently with Cell Genesys Incorporated.

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

Yawen L. Chiang, Ph.D. joined Corautus as Senior Vice President, Research & Development in August, 2001. Dr. Chiang has nineteen years of research and development experience in the biotechnology and pharmaceutical industries. She has had experience with numerous gene therapy clinical trials and has published many articles in the field of gene therapy. She is named as inventor on several issued or pending patent applications including the 1999 issued patent on “Vectors for Tissue Specific Replication.”

Prior to joining Corautus, she was Site Director for the Aventis/Gencell Research Center in Hayward, California where she was responsible for research and project management, alliance and collaboration management, and technology transfer. Prior to Aventis/Gencell, she was Vice President, Clinical Studies at Novartis/Gene Therapy Inc. for ten years. She worked at the National Institute of Heart, Lung and Blood (NHLBI) from 1976 to 1983. She was the principal investigator on numerous collaborative research and development agreement programs and received SBIR Phase I and II grants. She also had considerable experience with gene therapy clinical production.

Dr. Chiang received a B.S. in Medical Technology, Allied Health, from the University of Maryland, an M.A. in Health Care Administration from Central Michigan University and both an M.S. in Biochemistry and a PhD. in Genetics from George Washington University.

Carin D. Sandvik was named Vice President, Finance & Administration on February 7, 2003. From January 2001 to February 2003, she served as Senior Director, Finance and Administration, Chief Accounting Officer and Corporate Secretary. Ms. Sandvik also served as Controller, Chief Accounting Officer and Corporate Secretary after joining Corautus in October 1998 until January 2001. Ms. Sandvik currently manages the accounting, treasury and human resources functions. Prior to joining Corautus, Ms. Sandvik was a Senior Manager in the Technology Industry Group at PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP), where she had served in various positions for twelve years. While at PricewaterhouseCoopers, Ms. Sandvik specialized in assisting clients with acquisitions and SEC reporting. Ms. Sandvik received a B.A. in Business Administration with an emphasis in Accounting from the University of San Diego.

Peter F. Bernardoni served as a Director from 1996 through consummation of the merger between GenStar and Vascular Genetics on February 5, 2003, when he resigned his position as director. Since 1994, Mr. Bernardoni has been a Partner of Technology Funding, a venture investment group. He conducts due diligence and financial analysis of several portfolio companies in the life science and technology fields. Mr. Bernardoni is a member of the Board of Directors of Endocare, Inc.(NASDAQ:ENDO), VenCore Solutions, Resoultion Sciences Corporation, Sanarus Medical Inc., and Atherotech, Inc. He is also Chairman of InnergyPower Corporation, Inc. In 1988, he joined Technology Funding after several years at IBM as a design engineer and later moved into sales and marketing where his team targeted pharmaceutical and healthcare companies. Mr. Bernardoni has a B.S.M.E. from Santa Clara University and an M.S.M.E. from Stanford University.

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

Victor W. Schmitt has served as a director since 1998. He is President, Venture Management, Baxter Healthcare Corporation. He has held this position since 1994 and is responsible for the creation and management of Baxter Helathcare’s interests in development-stage biotech companies. Prior to his current assignment, he held the operating position of President, Baxter Biotech Europe. He has also served as Vice President, Business Development and Finance for Baxter Healthcare’s Blood Therapy Group.

Mr. Schmitt joined Baxter Healthcare from a sixteen-year career with the American Red Cross Blood Services. At the Red Cross Blood Services, Mr. Schmitt held positions in marketing and operations. At the time of his departure, he was Vice President, Blood Services with responsibility for the organization’s national blood services program.

Mr. Schmitt holds a B.S. from the University of Virginia and an M.B.A. from the University of Maryland. He serves on the Board of Directors of a number of development-stage biotech companies.

Executive Officers and Directors Upon the Merger with Vascular Genetics

Upon completion of the merger with Vascular Genetics on February 5, 2003, our board of directors was increased to nine directors. The names of our directors and executive officers upon completion of the merger with Vascular Genetics on February 5, 2003, their ages as of such date and certain information about them are set forth below.

Name	Age	Position
Paul D. Quadros	56	Chairman of the Board of Directors
Richard E. Otto	53	Chief Executive Officer and Director
Robert E. Sobol, M.D.	50	President and Director
Robert T. Atwood	63	Chief Financial Officer
Yawen L. Chiang, Ph.D.	52	Sr. Vice President, Research and Development
Carin D. Sandvik	39	Vice President, Finance & Administration
James C. Gilstrap	66	Director
John R. Larson	56	Director
Daniel Pharand	47	Director
Ivor Royston, M.D.	57	Director
Victor W. Schmitt	54	Director
Eric N. Falkenberg	52	Director

Paul D. Quadros.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

Richard E. Otto served as Chief Executive Officer and a director for Vascular Genetics since January 2002. Mr. Otto has spent the past 35 years in the cardiac therapy industry. He previously served as Chief Executive

Officer and a director of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices.

Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to the Cardiac Rhythm Management division of St. Jude Medical. His career includes key management positions with Cardiac Pacemakers Inc.(now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto has served on the Georgia Board of Directors of the Juvenile Diabetes Foundation, and Leukemia Society. Mr. Otto was a semifinalist in the 1997 Entrepreneur of the Year Award for the Southern California Region. He received a Bachelor of Science degree in chemistry from the University of Georgia.

Robert E. Sobol, M.D.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

Robert T. Atwood served as Chief Financial Officer of Vascular Genetics since January 2002. Prior to joining Vascular Genetics, Mr. Atwood served for 10 years as Executive Vice President and Chief Financial Officer of First Union Corporation, Charlotte, N.C., the nation’s sixth largest commercial bank, with assets in excess of $254 billion and market capitalization in excess of $27 billion as of December 31, 2000. Previously, Mr. Atwood was a partner in the international accounting firm of Deloitte & Touche, having spent 28 years serving clients and in administrative positions in Atlanta, the District of Columbia, and New York.

Throughout his career, Mr. Atwood has served on numerous professional association and industry committees. He was appointed to the President’s Price Advisory Committee to the Council on Wage and Price Stability from 1978 to 1980 and to the Investment Policy Advisory Committee to the United States Trade Representative from 1984 to 1987. In addition, Mr. Atwood has served on the board of trustees of many educational, cultural, and charitable activities. In 2001, Mr. Atwood received the Spirit of Giving Award from the Mint Museum of Art and the Royal and Sun Alliance Company in Charlotte, N.C. Mr. Atwood graduated from the University of San Diego in 1962 and in May 2001 was awarded the Author E. Hughes Career Achievement Award by the University of San Diego School of Business Administration.

Yawen L. Chiang, Ph.D.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

Carin D. Sandvik.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

Eric N. Falkenberg currently serves as Senior Vice President, Global Research and Emerging Indications, for the Cardiac Rhythm Management Division, or CRMD, of St. Jude Medical, Inc. CRMD is a leading supplier of pacemaker, implantable cardioverter defibrillator, and catheter mapping and ablation systems for the treatment of cardiac rhythm disease. Prior to joining St. Jude Medical in 1998, Mr. Falkenberg held assignments in sales management and product development at Guidant Corporation and Intermedics, Inc. Mr. Falkenberg received a B.S. in Engineering from Lafayette College and a Master of Science degree in Biomedical Engineering from the University of Miami.

James C. Gilstrap currently serves as Chairman of the board of directors of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Gilstrap has served as either Chairman or Co-Chairman of the board of directors of CardioDynamics International Corporation since February 1995. Mr. Gilstrap is retired from Jefferies & Company, Inc., an investment banking and institutional securities firm, where he served as Senior Executive Vice President, Partner, and Member of the Executive Committee. Mr. Gilstrap is also past president of the Dallas Securities Dealers as well as a past member of the Board of Governors of the National Association of Securities Dealers, Inc.

John R. Larson has served as a director of Vascular Genetics since 1999. Mr. Larson is a founder of Prolifaron, Inc., an early stage biotechnology company started in 1997 and sold to Alexion Pharmaceuticals, Inc. in 2000, and a founder of Materia, Inc., a research and development company specializing in new applications of patented polymer products. Mr. Larson served as a director for Prolifaron, Inc. from April 1997 to September 2000 and a director of Materia, Inc. from 1997 to 1999. Since December 1999, he has served as the Managing Director of Clique Capital, LLC, a venture capital company focused in the healthcare and technology area. Mr. Larson practiced law for 25 years concentrating in the areas of securities and finance. Mr. Larson has been a frequent speaker on securities matters, having served as Commissioner of Securities and Chairman of the Commerce Commission for the State of Minnesota. In such capacity, Mr. Larson served on a number of committees for the North American Securities Administrators Association, Inc. and the National Association of Securities Dealers, Inc. Mr. Larson holds a B.A. degree from Minnesota State University and a J.D. from William Mitchell College of Law.

Daniel Pharand has served as a director for Vascular Genetics since January 2002. In October 2002, Mr. Pharand became managing director for the life sciences group of Venture Investment Management Company LLC, a venture capital and management firm based in Boston, Massachusetts. Mr. Pharand previously served as Vice President, Health Sciences at Innovatech Grand Montreal from 1998 to October 2002. He is a member of the Canadian Institute of Chartered Accountants and currently serves on the boards of directors of several companies in the biotechnology industry. Mr. Pharand served for ten years as Vice President of the Canadian subsidiary of Pharmacia Corporation.

Ivor Royston, M.D.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

Victor W. Schmitt.    See “Executive Officers and Directors as of December 31, 2002” above for biographical information.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16”) requires our executive officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock of with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5’s were required for those persons, no reporting persons filed late Section 16 filings during 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation earned by (i) our Chief Executive Officer, and (ii) each of our three other most highly compensated officers that were employed by us at December 31, 2002 and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended December 31, 2002 (the “Named Executive Officers”) who received annual cash compensation greater than $100,000 for the fiscal year ended December 31, 2002 for services to us in all capacities during the three years ended December 31, 2002:

Summary Compensation Table

Name and Principal Position	Fiscal Period	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)		Restricted Stock Award ($)	Securities Underlying Options (#)	All Other Compensation ($)
Paul D. Quadros(1) Chairman of the Board & Chief Financial Officer	2002 2001 2000	$142,000 138,125 134,441	$	— — 20,540	— —	— — 7,143	$9,756 13,270 13,764	(6) (6) (6)

Robert E. Sobol, MD(2) Chief Executive Officer	2002 2001 2000	262,100 255,000 258,942		— 47,400 —	— — —	— — 15,000	16,449 29,657 32,905	(7) (7) (7)

Yawen L. Chiang, Ph.D.(3) Sr. Vice President, Research Development	2002 2001	202,700 134,265		— —	— —	22,143 40,000	71,142 67,126	(8) (8)

Carin D. Sandvik Sr. Director, Finance & Administration	2002 2001 2000	110,200 110,000 98,068		— 11,665 —	— — —	3,571 — 2,857	6,220 7,428 8,196	(9) (9) (9)

Connie J. Kohne(4) Vice President, Regulatory Affairs and Corporate Quality	2002 2001 2000	121,875 138,125 78,238		— 5,333 —	— — —	5,714 — 17,857	20,874 11,621 5,996	(10) (10) (10)

William C. Raschke(5) Vice President, Scientific Partnering	2002 2001 2000	110,790 125,469 108,990		— 13,998 —	— — —	2,857 — 3,511	98,221 16,454 11,092	(11) (11) (11)

(1)	Mr. Quadros served as executive Chairman of the Board and Chief Financial Officer from August 1998 until February 5, 2003, at which time he became non-executive Chairman of the Board.

(2)	Dr. Sobol served as President from August 1998 to May 2000 and as Chief Executive Officer from July 1998 until February 5, 2003, at which time he became President.

(3)	Dr. Chiang joined Corautus in August 2001.

(4)	Ms. Kohne joined Corautus in June 2000, and her employment was terminated in November 2002.

(5)	Dr. Raschke’s employment was terminated in November 2002.

(6)	Mr. Quadros’ other compensation includes contributions to the 401K Plan of $4,260, $7,849 and $9,275 for 2002, 2001 and 2000, respectively, and the Deferred Compensation Plan of $5,496, $5,421 and $4,489 for 2002, 2001 and 2000, respectively.

(7)	Dr. Sobol’s other compensation includes contributions to the 401K Plan of $3,604, $11,970 and $14,000 for 2002, 2001 and 2000, respectively, and the Deferred Compensation Plan of $12,845, $17,687 and $18,905 for 2002, 2001 and 2000, respectively.

(8)	Dr. Chiang’s other compensation includes contributions to the 401K Plan of $5,250 and $2,188 for 2002 and 2001, respectively, and the Deferred Compensation Plan of $9,742 and $3,590 for 2001 and 2000, respectively. Additionally, other compensation includes $49,246 and $67,126 of relocation costs in 2002 and 2001, respectively, and $6,904 of loan forgiveness in 2002.

(9)	Ms. Sandvik’s other compensation includes contributions to the 401K Plan of $3,306, $6,287 and $4,200 for 2002, 2001 and 2000, respectively, and the Deferred Compensation Plan of $2,914, $1,143 and $1,371 for 2002, 2001 and 2000, respectively.

(10)	Ms. Kohne’s other compensation includes contributions to the 401K Plan of $3,656, $7,835 and $4,725 for 2002, 2001 and 2000, respectively, and the Deferred Compensation Plan of $0, $3,786 and $1,271 for 2002, 2001 and 2000, respectively. Additionally, other compensation in 2002 includes $14,325 and $2,893 in accrued vacation and deferred compensation, respectively, paid upon termination.

(11)	Dr. Raschke’s other compensation includes contributions to the 401K Plan of $3,324, $6,510 and $7,416 for 2002, 2001 and 2000, respectively, and the Deferred Compensation Plan of $0, $9,944 and $6,070 for 2002, 2001 and 2000, respectively. Additionally, other compensation in 2002 includes $14,185 and $80,712 in accrued vacation and deferred compensation, respectively, paid upon termination.

The following table presents the value of unexercised options held by our Named Executive Officers as of December 31, 2002:

Name and Principal Position	Shares Acquired On Exercise of Options	Value Realized for Exercised Options ($)	Number of Securities Underlying Unexercised Options at 12/31/02		Value of Unexercised In-the-Money Options at 12/31/02
			Vested	Unvested	Vested	Unvested
Paul D. Quadros Chairman of the Board	None	N/A	16,462	2,381	N/A	N/A

Robert E. Sobol President & CEO	13,632	$8,588	99,592	5,000	N/A	N/A

Yawen L. Chiang Sr. Vice President, Research and Development	None	N/A	17,857	44,286	N/A	N/A

Carin D. Sandvik Sr. Director, Finance and Administration	None	N/A	27,381	4,048	$4,000	$2,000

Connie J. Kohne Vice President, Regulatory Affairs and Corporate Quality	None	N/A	13,646	N/A	N/A	N/A

William C. Raschke, PhD Vice President, Scientific Partnering	None	N/A	16,124	N/A	N/A	N/A

The following table presents information for the fiscal year ended December 31, 2002 with respect to each grant of stock options to our Named Executive Officers:

Name and Principal Position	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees During Period		Exercise Price ($/Share)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
Paul D. Quadros Chairman of the Board	11,700 7,143	2.7 2.7	% %	$ $	2.24 45.50	03/22/2009 04/12/2010		$16,483 —		$41,770 —

Robert E. Sobol President & CEO	89,592 15,000	20.8 5.6	% %	$ $	2.24 45.50	03/22/2009 04/12/2010		$126,210 —		$319,840 —

Yawen L. Chiang Sr. Vice President, Research and Development	35,714 4,286 11,429 10,714	34.4 4.1 7/8 7.4	% % % %	$ $ $ $	21.49 6.86 6.86 2.94	08/20/2011 08/20/2011 05/12/2012 11/20/2012	$	— — — 7,593	$	— — — 30,750

Carin D. Sandvik Sr. Director, Finance and Administration	21,000 4,571 2,857 3,571	4.9 1.7 1.1 2.5	% % % %	$ $ $ $	2.24 1.40 45.50 5.46	03/22/2009 07/14/2009 04/12/2010 05/12/2012	$ $	30,187 16,062 — —	$ $ $	76,500 31,500 — 1,250

Connie J. Kohne Vice President, Regulatory Affairs and Corporate Quality	10,789 2,857	6.6 2.0	% %	$ $	32.41 5.46	06/02/2010 05/12/2012		— —	$	— 1,000

William C. Raschke, PhD Vice President, Scientific Partnering	13,632 2,194 298	3.2 1.3 0.2	% % %	$ $ $	2.24 45.50 5.46	03/22/2009 04/12/2010 05/12/2012		$19,204 — —	$ $	48,667 — 104

Please see “Item 13—Certain Relationships and Related Transactions” for additional information regarding the compensation of our past and present directors and executive officers.

Our stock plans state that in the event of a merger of Corautus with or into another corporation, or the sale of substantially all of the assets of Corautus, each outstanding option or stock purchase right will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the option or stock purchase right, the optionee shall have the right to exercise the option or stock purchase right as to all of the optioned stock, including shares which would not otherwise be exercisable, for a period of fifteen days after notice of such right. Acceleration of vesting or payment may cause part or all of the consideration involved to be treated as a “parachute payment” under the Internal Revenue Code of 1986, as amended, which may subject the recipient thereof to a 20% excise tax and which may not be deductible by Corautus. None of these provisions were triggered by the merger.

Compensation Of Directors

Cash Compensation

We do not compensate our Directors for their services as such. However, Directors are reimbursed for their out-of-pocket expenses in attending Board meetings.

1995 Directors’ Option Plan

Prior to February 4, 2003, non-employee directors received stock options under our 1995 Directors’ Option Plan. The 1995 Directors’ Option Plan was adopted and approved by our shareholders in 1995 and amended in 2000 to provide automatic, non-discretionary grants of options to our non-employee directors. A total of 78,571 shares of common stock have been reserved for issuance under the 1995 Directors’ Option Plan. The 1995 Directors’ Option Plan provided that each non-employee director would be automatically granted an option to purchase 6,429 shares of common stock upon his or her initial election or appointment as a non-employee director. Subsequently, each non-employee director who has served for at least six months was entitled to be granted an additional option to purchase 2,143 shares of common stock on December 31 of each year so long as he or she remained a non-employee director. The exercise price of the options granted to non-employee directors must be the fair market value of common stock on the date of grant. Options granted to non-employee directors have ten-year terms, subject to a non-employee director’s continued service as a director. Options granted at initial election or appointment as a non-employee director vest over three years at a rate of 33.3% per year, and subsequent options vest one year from the grant date. As of March 31, 2003, options to purchase 26,429 shares of common stock to non-employee directors had been granted under the 1995 Directors’ Option Plan.

Upon stockholder approval of our 2002 Stock Plan on February 4, 2003, the 1995 Directors’ Option Plan was terminated. The approximately 52,143 remaining shares which were reserved but unissued under the 1995 Directors’ Option Plan will be transferred to shares available for future grant under the 2002 Stock Plan. Stock compensation for our newly elected Board of Directors is currently being determined.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock owned by (i) the holders of more than 5% of our common stock, (ii) each Director of Corautus, (iii) each Named Executive Officer as specified in Item 11, (iv) each new executive officer after the merger with Vascular Genetics and (v) all Directors, Named Executive Officers and new executive officers after such merger as a group. The information provided below is based on the record ownership and total outstanding shares of our common stock at March 14, 2003, and includes common stock shares issuable upon exercise of stock options and warrants.

Name of Person or Identity of Group	Shares Beneficially Owned(1)		Approximate Percent Owned
Human Genome Sciences, Inc. (Beneficial Owner) 9410 Key West Avenue Rockville, Maryland 02493	1,585,099		16.1%

Baxter Healthcare Corporation (Beneficial Owner) One Baxter Parkway Deerfield, Illinois 60015	1,397,447	(2)	14.1%

Cato Holding Company (Beneficial Owner) 4364 South Alston Avenue 200 Westpark Corporate Center Durham, North Carolina 27713	1,024,996		10.4%
Paramount Capital Asset Management (Beneficial Owner) 787 7th Avenue, 48th Floor New York, NY 10019	848,595	(3)	8.1%

Richard E. Otto (Chief Executive Officer and Director)	107,672	(4)	1.1%

Robert E. Sobol, M.D. (President and Director)	133,566	(5)	1.3%

Robert T. Atwood (Chief Financial Officer)	93,214	(6)	*

Carin D. Sandvik (Vice President—Finance & Administration)	36,410	(7)	*

Yawen L. Chiang, Ph.D. (Senior Vice President—R&D)	25,565	(8)	*

William C. Raschke (Former Executive Officer)	78,684	(9)	*

Connie J. Kohne (Former Executive Officer)	13,646	(10)	*

Paul D. Quadros (Chairman of the Board of Directors)	70,269	(11)	*

Eric N. Falkenberg (Director)	0		0

James C. Gilstrap (Director)	58,325		*

John R. Larson (Director)	58,677	(12)	*

Daniel Pharand (Director)	2,492	(13)	*

Ivor Royston, M.D. (Director)	135,816	(14)	1.4%

Victor W. Schmitt (Director)	12,809	(15)	*

All Executive Officers and Directors (current Directors, Executive Officers and Named Executive Officers) as a group (14 persons)	827,145		8.3%

*	Represents beneficial ownership of less than 1% of the outstanding common stock

(1)

The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 14, 2003, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares shown as beneficially owned. A portion of the beneficially owned shares may currently be held in escrow for beneficial owners that were previously shareholders of Vascular Genetics Inc. prior to the merger with GenStar Therapeutics Corporation.

(2)	Includes 5,830 shares of non-voting Series A preferred stock converted into 832,537 shares of common stock on March 7, 2003 and 12,890 shares of Series B preferred stock converted into 287,274 shares of common stock on February 5, 2003 held by Baxter Healthcare Corporation. Also includes 14,285 shares of common stock issuable upon exercise of presently outstanding warrants.

(3)	Paramount Capital Asset Management, Inc. (“PCAM”) is the general partner of the parent entity of each of the Aries Select I LLC and Aries Select II LLC funds and serves as investment manager of Aries Select, Ltd. Dr. Lindsay A. Rosenwald is the chairman and sole stockholder of PCAM. As a result, Dr. Rosenwald and PCAM may be deemed to have voting and investment control over the securities of Corautus owned by Aries Select I LLC, Aries Select II LLC and Aries Select, LTD under Rule 16a-1 of the Securities Act of 1934. Dr. Rosenwald and PCAM disclaim beneficial ownership of the securities held by the Aries Funds, except to the extent of pecuniary interest therein. Includes currently exercisable warrants to purchase 53,529 24,292, 3,778 and 4,730 shares of common stock by Aries Select, Ltd,Aries Select I LLC, Aries Select II LLC and Dr. Rosenwald, respectively.

(4)	Includes 81,256 shares of common stock issuable upon exercise of presently outstanding and currently exercisable stock options.

(5)	Includes 88,788 shares issuable of common stock upon the exercise of options vesting within 60 days.

(6)	Includes 71,525 shares of common stock issuable upon exercise of presently outstanding and currently exercisable stock options.

(7)	Includes 30,858 shares of common stock issuable upon the exercise of options vesting within 60 days.

(8)	Includes 21,279 shares of common stock issuable upon exercise of options vesting within 60 days.

(9)	Includes 27,024 shares of common stock issuable upon exercise of options vesting within 60 days.

(10)	All of the 13,646 shares of common stock beneficially owned are shares of common stock issuable upon the exercise of options vesting within 60 days.

(11)	Includes 17,207 shares of common stock issuable upon the exercise of options vesting within 60 days.

(12)	Includes 17,447 shares of common stock issuable upon exercise of presently outstanding and currently exercisable stock options. Also includes 35,108 shares of common stock held by Clique Capital, LLC. Mr. Larson is the Managing Director of Clique Capital, LLC.

(13)	All of the 2,492 shares of common stock beneficially owned are shares of common stock issuable upon exercise of presently outstanding and currently exercisable stock options.

(14)	Includes 15,476 shares of common stock issuable upon exercise of presently outstanding warrants and 4,286 shares of common stock issuable upon the exercise of vested options.

(15)	Includes 8,080 shares of common stock issuable upon exercise of options vesting within 60 days.

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon exercise of outstanding options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	566,455	$15.05	1,938,364

Equity compensation plans not approved by security holders(2)	56,358	$4.69	—

Total	622,813	$14.52	1,938,364

Notes to Equity Compensation Plan Information Table

(1)	Consists of the 1995 Directors’ Option Plan, the 1995 Stock Plan, the 1999 Stock Plan, the Employee Stock Purchase Plan and 1,428,571 shares available under the 2002 Stock Plan effective February 5, 2003. Under the Employee Stock Purchase Plan, salary deferrals of $21,000 have been made by participating employees as of December 31, 2002, however, the number of shares issuable upon maturity is based on the market value of Corautus common stock upon maturity. The entire 142,857 shares of common stock authorized under the Employee Stock Purchase Plan have been included in column (c).

(2)	We have issued the following warrants to purchase common stock which were approved by the Board of Directors, but were not required to be approved by the stockholders:

•	In May 2002, we issued a warrant to purchase 7,857 shares of common stock in consideration for past legal services. The warrant is fully vested and is exercisable for three years at an exercise price of $0.35.

•	In June 2002, we issued two warrants to purchase 14,286 and 7,143 shares of common stock, respectively, to a service provider. The warrant for 14,286 shares is exercisable for three years at an exercise price of $3.15 per share. The warrant for 7,143 shares was exercisable for six months at an exercise price of $3.15 and expired unexercised in January 2003.

•	In October 2001, we issued a warrant to purchase 12,786 shares of common stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $16.45 per share.

•	In August 2000, we issued a warrant to purchase 14,286 shares of common stock to Baxter Healthcare in exchange for a guarantee of our note payable. The warrant is fully vested and is exercisable for five years at an exercise price of $14.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Human Genome Sciences Transactions

In October 1997, Vascular Genetics entered into a license agreement with Human Genome Sciences, Inc. The license agreement was amended and restated in 2001 and amended again in 2002. Pursuant to this license, Human Genome Sciences granted Vascular Genetics an exclusive, worldwide license to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. In partial consideration of the license, Human Genome Sciences received securities of Vascular Genetics that were exchanged for common stock of Corautus upon the consummation of our merger with Vascular Genetics on February 5, 2003.

The license agreement also requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies. We are also required to reimburse Human Genome Sciences for 50% of all expenses it incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of products liability concerning any products, process or service made, used or sold pursuant to the license.

We must also satisfy four milestones to retain the license from Human Genome Sciences. First we must initiate a Phase IIb or Phase III clinical trial within three months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004. Second, we must have an official end of Phase II meeting with the FDA no later than September 30, 2005. Third, if both a Phase IIb and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than 6 months after the end of the Phase II meeting, but no later than March, 31, 2006. Fourth, we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009. In the event that we fail to meet any of these new milestones, Human Genome Sciences may immediately terminate the license if, after Human Genome Sciences gives notice to us, we still fail to meet the milestone within 60 days after such notice. In addition, if Human Genome Sciences terminates the license for failure to meet any milestone, we must grant Human Genome Sciences a license to all data and information generated by us under the agreement to develop, use and sell products.

Baxter Healthcare Transactions

In July 1998, we executed various agreements with Baxter Healthcare Corporation pursuant to which we acquired certain rights and assets from Baxter Healthcare. Under the terms of the agreements, we obtained the rights to Baxter Healthcare’s adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A preferred stock and 263,031 shares of common stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based on the fair value of the stock on the date of issuance and the purchase price was charged to acquired in-process technology due to the early stage of development of the technology. The value of the stock issued for fixed assets was $343,937 based upon the fair value of those assets. In connection with the merger with Vascular Genetics, we entered into an amendment to the asset purchase agreement effective February 5, 2003, pursuant to which we agreed to assign to Baxter Healthcare all of our interest in the intellectual property assets purchased from Baxter Healthcare in 1998 in the event we cease operations and liquidate our assets, commence a voluntary proceeding in bankruptcy or have an order for relief entered against us in any involuntary bankruptcy or similar proceedings.

Baxter Healthcare has provided funding to us for research and development of this technology as it relates to the treatment of hemophilia under the Developmental Collaboration Agreement. Baxter Healthcare provided funding through June 2001, the date on which the treatment of the first patient in a Phase I clinical trial began. This development funding was provided under a Credit Agreement. Under the terms of the Credit Agreement, the amounts outstanding under the Credit Agreement are due and payable on December 31 of each year during the term of the agreement. At our option, the amounts may be paid by issuing to Baxter Healthcare the number of shares of Series B preferred stock determined by dividing the outstanding amount under the Credit Agreement by one thousand. The remaining balance under the Credit Agreement was converted to Series B preferred stock in 2001 subsequent to the treatment of the first patient in the Phase I clinical trial for the MAX-AD FVIII product. The outstanding shares of Series B preferred stock were converted into 287,274 shares of common stock in February 2003.

We also entered into a Distribution Agreement with Baxter Healthcare under which Baxter Healthcare has an exclusive, worldwide right to market, sell and distribute all products which may be developed under the Developmental Collaboration Agreement. The term of the Distribution Agreement is the longer of ten years from the date of regulatory approval of the first product or the expiration of the last to expire of any related patents issued on or before ten years from the date of regulatory approval.

In July 1998, we entered into an Investor Rights Agreement with Baxter Healthcare and certain of our founding shareholders. Pursuant to this agreement, the shares held by Baxter Healthcare and the founders are subject to certain restrictions on transferability until July 8, 2003, and Baxter Healthcare and the founders have certain registration rights. In connection with our merger with Vascular Genetics, this agreement was amended effective February 5, 2003. Under this agreement as amended, Baxter Healthcare has the obligation to purchase shares of our Series C preferred stock at a price of $1,000 per share upon our written demand and our achievement of the following milestones:

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

Pursuant to its obligation under the Investor Rights Agreement, in June 2001 Baxter Healthcare purchased 2,000 shares of Series C preferred stock at a price of $1,000 per share. Baxter Healthcare’s obligation to purchase shares of our Series C preferred stock terminates in the event the Developmental Collaboration Agreement is terminated by Baxter Healthcare.

Cato Holding Company Transactions

In the fourth quarter of 2002, Vascular Genetics entered into a settlement agreement with Cato Holding Company and its subsidiary Cato Research Ltd. to resolve certain billing and related disputes arising out of Cato Research’s role as the contract research organization for Vascular Genetics’s prior clinical trials. Pursuant to the settlement agreement, Vascular Genetics agreed to indemnify Cato Research and its staff for any costs incurred as the result of a lawsuit relating to the death of a patient enrolled in clinical trials in 1999 unless it is ultimately determined that Cato Research or its staff was the proximate cause of any injuries sustained by the plaintiff. Cato Research agreed to settle its role in this lawsuit for $50,000, and Vascular Genetics paid Cato Research the sum of $50,000 for the settlement and an additional $26,500 for legal expenses before our merger with Vascular Genetics. However, Vascular Genetics’ indemnity obligations to Cato Research under the settlement agreement survive the merger.

Amendment to Employment Agreement of Paul D. Quadros

In April 1997, we entered into a consulting and employment agreement with Paul D. Quadros, the current Chairman of the Board of Directors of Corautus. The agreement with Mr. Quadros was amended in connection with the merger with Vascular Genetics. Effective as of February 5, 2003, Mr. Quadros ceased to be an executive and became a non-executive Chairman of the Board of Directors. However, pursuant to the amendment, Mr. Quadros will remain on the payroll and as an employee of Corautus until February 5, 2004, with his full base salary and benefits immediately preceding the merger and with continued vesting of options. Pursuant to the amendment, Mr. Quadros is not entitled to receive any severance package in connection with termination of his employment other than the assurance of employment through February 5, 2004. All other severance payments or benefits have been waived by Mr. Quadros in the amendment. Mr. Quadros is entitled to receive, as Chairman of the board of directors, a compensation package to be determined by the Compensation Committee and Board Of Directors. Mr. Quadros is also eligible for cash bonuses for 2001 and 2002 if and when they are paid to other employees of Corautus.

Amendment to Employment Agreement of Yawen Chiang and Related Matters

In connection with the merger with Vascular Genetics, we agreed to pay or grant Yawen L. Chiang, Senior Vice President, Research and Development, (a) $10,000 in cash, to be paid in five consecutive monthly installments of $2,000 each, (b) an additional $15,000 in cash, to be paid upon the completion of two milestones, which include the consummation of the merger with Vascular Genetics and the successful completion of the manufacturing of the VEGF-2 product for the next phase of clinical trials, and (c) an option to purchase 10,714 shares of common stock at an exercise price equal to the fair market value of our common stock at the time of grant, with vesting upon the completion of both milestones in (b) above. We also offered to pay Dr. Chiang severance compensation in the event that we terminate her employment, other than for cause, in an amount equal to three months of her current base salary.

In addition, in August 2001, we agreed to grant a loan to Dr. Chiang for income taxes payable on 4,285 shares of common stock granted to her upon her initiation of employment. The note in the amount of $37,000 was non-interest bearing and was to have been repaid over a four-year period beginning in April 2002. In April 2002, the Board of Directors approved an amendment to the loan whereby the loan will be forgiven ratably over a four-year period, subject to Dr. Chiang’s continued employment.

Financing Transactions of Vascular Genetics with Current Officers and Directors

In November 2002, Vascular Genetics issued promissory notes to John R. Larson and affiliates, Richard E. Otto, and Robert T. Atwood in the face amounts of $110,000, $10,000, and $10,000 respectively. The promissory notes were accompanied by warrants to purchase shares of Vascular Genetics common stock. Mr. Larson and Mr. Otto are currently directors of Corautus. Mr. Otto and Mr. Atwood are currently Chief Executive Officer and Chief Financial Officer, respectively, of Corautus. The promissory notes, which accrue interest at the prime rate plus 2%, remain outstanding and are due on or before May 1, 2003. The warrants were exercised prior to our merger with Vascular Genetics.

Transactions with Former Executive Officers and Directors

In July 2001, we entered into a Separation Agreement with Dr. Wei-Wei Zhang, who had served as Sr. Vice President, Chief Scientific Officer and Director of GenStar since October 1998. Concurrently, we and Dr. Zhang entered into a consulting agreement. Under the terms of the Separation Agreement, Dr. Zhang’s unvested stock options were allowed to continue to vest pursuant to the original vesting schedule as long as Dr. Zhang remained a consultant to us. Under the terms of the Consulting agreement, Dr. Zhang agreed to become the Chairman of our Scientific Advisory Board, and to complete certain mutually agreed upon projects for a three-year period. Compensation under the consulting agreement is $4,167 per month for the period July 15, 2001 through July 15, 2002; $3,333 per month for the period July 15, 2002 through July 14, 2003; and $2,500 per month for the period July 15, 2003 through July 15, 2004. The consulting agreement was terminated in December 2002.

In November 2002, we entered into a Separation Agreement with Connie J. Kohne, who had served as Vice President, Regulatory Affairs and Corporate Quality since June 2000. Under the terms of the Separation Agreement, Ms. Kohne received a severance payment of $11,000. Additionally, vesting was accelerated related to options for 2,261 shares of common stock and the exercise period for all of Ms. Kohne’s stock options was extended from 90 days subsequent to termination to one year from the date of termination.

ITEM 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our disclosure controls and procedures include “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation. As a result, no corrective actions were taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements

1.  Historical Financial Statements

Page
Report of Ernst & Young LLP, Independent Auditors	F-1

Consolidated Balance Sheets at December 31, 2002 and 2001	F-2

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000 and the period from July 1, 1991 (inception) to December 31, 2002	F-3

Consolidated Statements of Stockholders’ Equity for the period from July 1, 1991 (inception) to December 31, 2002	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 and the period from July 1, 1991 (inception) to December 31, 2002	F-9

Notes to Consolidated Financial Statements	F-10

2.  Schedules to Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None

(c)  Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of February 28, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

2.2	Amendment to Asset Purchase Agreement, dated as of May 27, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

2.3	Second Amendment to Asset Purchase Agreement, dated July 20, 2001, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	10-KSB	03/29/02

2.4	Third Amendment to Asset Purchase Agreement, dated December 31, 2001, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	10-KSB	03/29/02

2.5	Fourth Amendment to Asset Purchase Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A	12/19/02

2.6	Agreement and Plan of Reorganization, dated as of September 12, 2002, by and among GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	09/16/02

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
2.7	Amendment to Agreement and Plan of Reorganization, dated as of November 26, 2002, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.(1)	S-4/A	12/19/02

2.8	Second Amendment to Agreement and Plan of Reorganization, dated as of February 5, 2003, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	2/14/03

2.9

Escrow Agreement, dated as of December 18, 2002, among GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics Inc., Century Capital Associates LLC and U.S. Bank Trust National Association

X

3.1	Restated Certificate of Incorporation	10-SB	02/09/96

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	10-KSB	03/30/00

3.3	Certificate of Amendment to the Restated Certificate of Incorporation			X

3.4	Certificate of Amendment to the Restated Certificate of Incorporation			X

3.5	Certificate of Amendment to the Restated Certificate of Incorporation			X

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series A Preferred Stock(2)	S-4/A	12/19/02

3.7	Amended and Restated Certificate of Designation of Preferences and Rights of Series B Preferred Stock(3)	S-4/A	12/19/02

3.8	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock(4)	S-4/A	12/19/02

3.9	Amended and Restated Bylaws(5)	S-4	12/03/02

3.10	First Amendment to Amended and Restated Bylaws			X

4.1	Investor Rights Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

4.2	First Amendment to the Investor Rights Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A	12/19/02

10.1	Form of Indemnification Agreement	10-SB	02/09/96

10.2	Consulting and Employment Agreement, dated April 23, 1997, by and between UroGen Corp. and Paul D. Quadros	S-4/A	12/19/02

10.3	Distribution Agreement, dated July 8, 1998, by and among UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

10.4	Developmental Collaboration Agreement, dated July 8, 1998 between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.5	Credit Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

10.6	Technology License Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

10.7	Warrant certificate dated February 25, 2000 between UroGen Corp. and Baxter Healthcare Corporation	10-KSB	03/29/02

10.8	Sub-Lease Agreement with Sidney Kimmel Cancer Center, dated April 12, 2000, for property located at 10835 Altman Row, San Diego, California	S-4/A	12/19/02

10.9	License Agreement dated May 8, 2000 between Allegro Cell Systems, Inc. and The Regents of the University of California	S-3	11/14/00

10.10	Assignment Agreement dated June 8, 2000 between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	10-KSB	03/29/02

10.11	Employee Stock Purchase Plan	10-KSB	03/29/02

10.12	Lease Agreement with PMSI Barnes Canyon, LLC, dated January 22, 2001, for property located at 10030 Barnes Canyon Road, San Diego, California	S-4/A	12/19/02

10.13	Warrant certificate dated October 18, 2001 between GenStar Therapeutics Corporation and SCO Financial Group LLC	10-KSB	03/29/02

10.14	Assignment and Assumption Agreement dated February 25, 2002 between GenStar Therapeutics Corporation and The Immune Response Corporation	10-KSB	03/29/02

10.15	2002 Stock Plan			X

10.16	Amendment to the Consulting and Employment Agreement, dated December 18, 2002, by and between GenStar Therapeutics Corporation and Paul D. Quadros	S-4/A	12/19/02

10.17	Master Services Agreement, dated December 18, 2002, by and between GenStar Therapeutics Corporation and Vascular Genetics Inc.	S-4/A	12/19/02

10.18	Warrant Certificate dated June 20, 2002 between GenStar Therapeutics Corporation and CEOcast, Inc.			X

10.19	Warrant Certificate dated June 20, 2002 between GenStar Therapeutics Corporation and CEOcast, Inc.			X

10.20	Warrant Certificate dated May 9, 2002 between GenStar Therapeutics Corporation and Lyon & Lyon LLP			X

10.21	Letter Agreement dated December 18, 2002 between GenStar Therapeutics Corporation and Yawen Chiang			X

21.1	Subsidiaries of Corautus Genetics Inc.	S-4	12/03/02

23.1	Consent of Ernst & Young LLP, Independent Auditors			X

24.1	Power of Attorney (included with signature page hereto)			X

99.9

Stockholders Agreement dated September 3, 2002, entered into by GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics Inc. and certain stockholders of Vascular Genetics(6)

		S-4/A	12/19/02

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
99.10

GenStar Stockholders Agreement dated September 12, 2002, entered into by GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics Inc. and certain stockholders of GenStar(7)

		S-4/A	12/19/02

99.11

Amendment to GenStar Stockholders Agreement dated November 26, 2002, entered into by GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics and certain stockholders of GenStar

		S-4/A	12/19/02

(1)	Included as Annex A2 to the referenced registration statement on Form S-4/A

(2)	Included as Annex F to the referenced registration statement on Form S-4/A

(3)	Included as Annex G to the referenced registration statement on Form S-4/A

(4)	Included as Annex H to the referenced registration statement on Form S-4/A

(5)	Included as Exhibit 3.15 to the referenced registration statement or Form S-4

(6)	Included as Exhibit B to Annex A1 to the referenced registration statement on Form S-4/A

(7)	Included as Exhibit C to Annex A1 to the referenced registration statement on Form S-4/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

CORAUTUS GENETICS INC. A Delaware Corporation

By:	/s/ ROBERT T. ATWOOD
Robert T. Atwood Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Otto, Robert T. Atwood and Carin D. Sandvik, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2002, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2003.

Signatures	Title

/s/ RICHARD E. OTTO Richard E. Otto	Chief Executive Officer (Principal Executive Officer) and Director

/s/ ROBERT E. SOBOL, M.D. Robert E. Sobol, M.D.	President and Director

/s/ ROBERT T. ATWOOD Robert T. Atwood	Chief Financial Officer (Principal Financial Officer)

/s/ CARIN D. SANDVIK Carin D. Sandvik	Vice President of Finance and Administration (Principal Accounting Officer)

/s/ PAUL D. QUADROS Paul D. Quadros	Chairman of the Board of Directors

/s/ ERIC N. FALKENBERG Eric N. Falkenberg	Director

/s/ JAMES C. GILSTRAP James C. Gilstrap	Director

Signatures	Title

/s/ JOHN R. LARSON John R. Larson	Director

Daniel Pharand	Director

Ivor Royston, M.D	Director

Victor W. Schmitt	Director

SECTION 302 CERTIFICATION

I, Richard E. Otto, certify that:

1.    I have reviewed this annual report on Form 10-K of Corautus Genetics Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ RICHARD E. OTTO
Richard E. Otto Chief Executive Officer

SECTION 302 CERTIFICATION

I, Robert T. Atwood, certify that:

1.    I have reviewed this annual report on Form 10-K of Corautus Genetics Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ ROBERT T. ATWOOD
Robert T. Atwood Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Corautus Genetics Inc.

We have audited the accompanying consolidated balance sheets of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) (a development stage enterprise) (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002 and the period from July 1, 1991 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corautus Genetics Inc. (a development stage enterprise) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 and the period from July 1, 1991 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

San Diego, California

February 28, 2003, except for

    the fourth paragraph of Note 15

    as to which the date is March 6, 2003

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$694,013	$2,437,291
Short-term investments	4,218,020	13,923,884
Accounts receivable	70,611	535,259
Other current assets	349,047	274,714

Total current assets	5,331,691	17,171,148
Property and equipment, net	2,616,451	2,346,098
Deferred merger expenses	1,323,854	—
Restricted cash	450,933	438,271
Deferred loan fee	45,049	315,344
Other assets	853,078	830,710

	$10,621,056	$21,101,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408,884	$607,452
Accrued employee benefits	152,573	201,436
Other accrued liabilities	1,000,030	302,243
Capital lease obligation, current portion	558,825	381,191
Notes payable, current portion	150,772	299,335

Total current liabilities	3,271,084	1,791,657
Capital lease obligation, net of current portion	431,893	469,767
Notes payable, net of current portion	74,386	225,157
Other long-term liabilities	592,848	328,289
Deferred compensation	154,016	502,006

Commitments

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 shares issued and outstanding, liquidation preference of $58,300	6	6
Series B Preferred Stock, 12,890 and 7,041 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock—$0.001 par value, 100,000,000—shares authorized; 3,431,393 and 3,391,284 shares issued and outstanding	3,431	3,391
Additional paid-in capital	51,376,821	50,724,323
Deficit accumulated during development stage	(45,282,523)	(33,228,940)
Accumulated other comprehensive income (loss)	(921)	285,900

Total stockholders’ equity	6,096,829	17,784,695

	$10,621,056	$21,101,571

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				July 1, 1991 (inception) to December 31, 2002
	For the Year Ended December 31,
	2002	2001	2000
Revenues	$1,120,438	$300,900	$161,763	$2,542,348
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	9,066,519	8,624,082	6,414,553	32,250,743
General and administrative	3,670,159	3,538,641	2,373,597	11,746,461
Write-off of acquired in-process technology	—	—	1,654,924	7,110,429

Total costs and expenses	12,736,678	12,162,723	10,443,074	51,929,511

Loss from operations	(11,616,240)	(11,861,823)	(10,281,311)	(49,387,163)
Other income (expense), net	(561,847)	(1,476)	(11,975)	(582,971)
Interest expense	(461,410)	(458,998)	(229,476)	(1,816,407)
Interest income	585,914	1,227,287	913,222	2,778,225

Net loss	$(12,053,583)	$(11,095,010)	$(9,609,540)	$(49,008,316)

Basic and diluted loss per share	$(3.54)	$(3.36)	$(3.20)

Number of shares used in the computation of basic and diluted loss per share	3,407,754	3,301,085	3,000,897

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2002

	Deferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Advances and contributions from Medstone July 1, 1991 to December 31, 1997	—	—	—	—	—	—	—	$4,388,875	—	—	$4,388,875
Distribution of stock dividend and net assets February 9, 1996	—	—	802,361	$802	$662,280	—	—	(4,388,875)	$3,725,793	—	—
Distribution of Common Stock for Services at $0.35 per share	—	—	51,857	52	18,098	—	—	—	—	—	18,150
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	201,429	201	70,299	—	—	—	—	—	70,500
Issuance of Common Stock for cash and note receivable at $0.35 per share	—	—	21,113	21	7,369	$(7,242)	—	—	—	—	148
Net loss and comprehensive loss July 1, 1991 to December 31, 1997	—	—	—	—		—	$(743,175)	—	(3,725,793)	—	(4,468,968)

Balance at December 31, 1997	—	—	1,076,760	1,076	758,046	(7,242)	(743,175)	—	—	—	8,705

Issuance of Preferred and Common Stock for equipment and acquired in-process technology at $630 and $4.41 per share, respectively, net of issuance costs of $83,366	5,830	$6	263,031	263	5,715,806	—	—	—	—	—	5,716,075
Issuance of warrants for Common Stock valued at $4.13 per share	—	—	—	—	305,910	—	—	—	—	—	305,910
Interest and other related to note receivable from stockholder	—	—	—	—	11,250	(13,280)			—	—	(2,030)
Net loss and comprehensive loss	—	—	—	—	—	—	(7,962,388)	—	—	—	(7,962,388)

Balance at December 31, 1998	5,830	$6	1,339,791	$1,339	$6,791,012	$(20,522)	$(8,705,563)	$—	$—	$ —	$(1,933,728)

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2002 (Continued)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 1998	5,830	$6	1,339,791	$1,339	$6,791,012	$(20,522)	$(8,705,563)	—	—	—	$(1,933,728)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	2,998	3	—	—	2,997,997	—	—	—	—	—	2,998,000
Issuance of Common Stock upon conversion of notes payable plus accrued interest at $7.00 and $2.10 per share	—	—	351,544	352	1,512,067	—	—	—	—	—	1,512,419
Collection of note receivable	—	—	—	—	—	20,522	—	—	—	—	20,522
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	5,188	5	1,506	—	—	—	—	—	1,511
Issuance of warrants valued at $1.26 and $1.40 per share	—	—	—	—	311,667	—	—	—	—	—	311,667
Issuance of Common Stock for cash upon exercise of warrants at $.007 per share	—	—	31,205	31	187	—	—	—	—	—	218
Issuance of Common Stock for services at $2.03 per share	—	—	1,429	2	2,898	—	—	—	—	—	2,900
Net loss and comprehensive loss	—	—	—	—	—	—	(3,818,827)	—	—	—	(3,818,827)

Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	$—	$(12,524,390)	$—	$—	$—	$(905,318)

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2002 (Continued)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	—	$(12,524,390)	—		—	$(905,318)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	4,043	4	—	—	4,043,075	—	—	—		—	4,043,079
Issuance of Common Stock, net of offering costs	—	—	1,194,686	1,195	23,423,194	—	—	—		—	23,424,389
Issuance of Common Stock for cash upon exercise of options	—	—	80,131	80	126,020	—	—	—		—	126,100
Issuance of Common Stock for cash upon exercise of warrants	—	—	58,326	58	268,528	—	—	—		—	268,586
Net exercises of warrants for Common Stock	—	—	141,707	142	(142)	—	—	—		—	—
Issuance of options at less than Fair Market Value	—	—	—	—	217,200	—	—	—		—	217,200
Issuance of Common Stock for purchase of technology	—	—	41,143	41	1,458,679	—	—	—		—	1,458,720
Issuance of Common Stock for services	—	—	1,429	1	64,999	—	—	—		—	65,000
Issuance of stock options to consultant	—	—	—	—	47,436	—	—	—		—	47,436
Issuance of warrants valued at $14.00 per share in connection with a loan agreement	—	—	—	—	687,000	—	—	—	—	—	687,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,609,540)	—	—	—	(9,609,540)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	$360,586	360,586

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,248,954)

Balance at December 31, 2000	12,871	$13	3,246,579	$3,246	$41,953,323	$—	$(22,133,930)	$—	$—	$360,586	$20,183,238

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2002

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2000	12,871	$13	3,246,579	$3,246	$41,953,323		$(22,133,930)			$360,586	$20,183,238
Issuance of Common Stock for cash upon exercise of options	—	—	43,509	43	74,544	—	—	—	—	—	74,587
Issuance of Common Stock for cash upon exercise of warrants	—	—	70,622	71	346,767	—	—	—		—	346,838
Issuance of Series B Preferred Stock from conversion of advance from related party at $1,000 per share	5,849	6	—	—	5,848,355	—	—	—	—	—	5,848,361
Issuance of Series C Preferred Stock for cash at $1,000 per share	2,000	2			1,999,998	—	—	—	—	—	2,000,000
Net exercises of warrants for Common Stock	—	—	27,634	28	(28)	—	—	—	—	—	—
Proceeds from investor’s short-swing profit	—	—	—	—	123,820	—	—	—	—	—	123,820
Extension of stock option exercise period for terminated employees	—	—	—	—	35,504	—	—	—	—	—	35,504
Repurchase of restricted stock	—	—	(1,488)	(1)	(2,811)	—	—	—	—	—	(2,812)
Stock grants to employees	—	—	4,428	4	94,146	—	—	—	—	—	94,150
Issuance of options and warrants for services	—	—	—	—	250,705	—	—	—	—	—	250,705
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,095,010)	—	—	—	(11,095,010)
Unrealized loss on short-term investments	—	—	—	—	—	—		—	—	(74,686)	(74,686)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(11,169,696)

Balance at December 31, 2001	20,720	$21	3,391,284	$3,391	$50,724,323	$—	$(33,228,940)	$—	$—	$285,900	$17,784,695

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2002

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2001	20,720	$21	3,391,284	$3,391	$50,724,323	—	$(33,228,940)	—	—	$285,900	$17,784,695
Issuance of Common Stock for cash upon exercise of options	—	—	31,549	31	67,939	—	—	—	—	—	67,970
Net exercises of warrants for Common Stock	—	—	1,607	2	(2)	—	—	—	—	—	—
Extension of stock option exercise period for terminated employees	—	—	—	—	47,564	—	—	—	—	—	47,564
Repurchase of restricted stock	—	—	(119)	—	(268)	—	—	—	—	—	(268)
Issuance of options and warrants for services and other			7,072	7	537,265						537,272
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,053,583)	—	—	—	(12,053,583)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(286,821)	(286,821)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(12,340,404)

Balance at December 31, 2002	20,720	$21	3,431,393	$3,431	$51,376,821	$—	$(45,282,523)	$—	$—	$(921)	$6,096,829

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2002
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(12,053,583)	$(11,095,010)	$(9,609,540)	$(49,008,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	—	1,519,500	6,975,005
Expenses satisfied via advances from related party	—	—	—	695,557
Depreciation and amortization	938,812	694,965	363,161	2,647,790
Accrued interest satisfied through issuance of Common Stock	—	—	—	40,245
Stock options and warrants issued for services and extension of stock option exercise period	584,835	380,359	370,889	1,463,133
Loss on disposal of property and equipment	636,433	11,866	363	566,855
Amortization of debt discount and loan fee	270,296	270,295	101,361	1,216,248
Deferred rent	224,225	294,426	33,863	552,514
Change in operating assets and liabilities:
Accounts receivable	464,648	(522,082)	101,031	(70,611)
Other current assets	(74,333)	(144,742)	(120,511)	(349,047)
Other assets	(1,358,884)	(1,094,511)	37,658	(2,627,866)
Accounts payable	801,432	158,188	49,779	1,408,884
Other current liabilities	648,925	79,828	207,300	1,134,520
Other long-term liabilities	40,334	—	—	40,334
Deferred compensation	(347,990)	84,682	210,362	154,016

Net cash used in operating activities	(9,224,850)	(10,881,736)	(6,734,784)	(35,160,739)

Cash flows from investing activities:
Purchase of short-term investments	(7,006,847)	(22,122,369)	(15,700,185)	(44,829,401)
Sale of short-term investments	16,425,890	24,184,570	—	40,610,460
Purchase of property and equipment	(1,601,811)	(719,536)	(1,684,454)	(4,754,719)

Net cash provided by (used in) investing activities	7,817,232	1,342,665	(17,384,639)	(8,973,660)

Cash flows from financing activities:
Advances from related party	—	3,872,768	4,142,669	12,193,883
Repayment of note receivable from stockholder	—	—	—	20,000
Proceeds from investor’s short-swing profit	—	123,820	—	123,820
Proceeds from capital lease and notes payable	428,518	806,774	750,000	3,415,292
Repayment of capital lease and notes payable	(831,880)	(540,267)	(219,661)	(1,602,449)
Proceeds from issuance of Common Stock upon exercise of options and warrants	67,970	421,425	393,098	954,721
Proceeds from sale of Common Stock, net of issuance costs	—	—	23,425,978	23,342,760
Proceeds from issuance of Series C Preferred Stock	—	2,000,000	—	2,000,000
Repurchase of restricted shares of common stock	(268)	(2,813)	—	(3,080)
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash (used by) provided by financing activities	(335,660)	6,681,707	28,492,084	44,828,412

Net (decrease) increase in cash and cash equivalents	(1,743,278)	(2,857,364)	4,372,661	694,013
Cash and cash equivalents, beginning of period	2,437,291	5,294,655	921,994	—

Cash and cash equivalents, end of period	$694,013	$2,437,291	$5,294,655	$694,013

Note 12 for supplemental cash flow information.

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002

1.    Organization and Summary of Significant Accounting Policies

Organization

Corautus Genetics Inc. (“the Company”) is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease.

The Company was incorporated as UroGen Corp. in the State of Delaware on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. In March 2000, the Company’s name was changed to GenStar Therapeutics Corporation.

On February 5, 2003, the Company completed a merger with Vascular Genetics Inc. and concurrently changed the Company’s name from GenStar Therapeutics Corporation to Corautus Genetics Inc. (See Note 15). The Company’s focus for the foreseeable future will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

Basis of Presentation

The consolidated financial statements include the accounts of Corautus Genetics Inc. and its wholly-owned subsidiaries, Urogen Acquisition Corp and Genesis Acquisition Corp. All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales as yet, the Company’s financial statements are presented as statements of a development stage enterprise.

The Company’s consolidated financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

The Company incurred net losses of $12,053,583 for the year ended December 31, 2002 and had an accumulated deficit of $45,282,523 at December 31, 2002. The Company’s ability to continue as a going concern is dependent on its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In November 2002, the Company reduced its operating expenses through a reorganization of its operations by reducing headcount by approximately 30%. As the reduction of the headcount alone will not prevent future operating losses, the Company is aggressively seeking further funding in order to satisfy its projected needs. The outcome of these matters cannot be predicted at this time. Further, there is no assurance, assuming the Company raises additional funds, that it will achieve positive cash flows. If the Company is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. Contract revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement,

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under the research grants or from collaborative research agreements are not refundable, regardless of the success of the underlying research.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and are recorded as interest income. For the year ended December 31, 2002, realized gains were $120,661 and realized losses were $104,186. For the year ended December 31, 2001, realized gains were $365,977 and realized losses were $47,450. There were no realized gains or losses for the year ended December 31, 2000. Prior to 2000, the Company did not have any short-term investments, only cash and cash equivalents.

At December 31, 2002, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Corporate debt securities	$2,198,915	$2,198,813	$(102)
Certificates of deposit	2,020,026	2,019,207	(819)

Total short-term investments	$4,218,941	$4,218,020	$(921)

At December 31, 2001, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Corporate debt securities	$9,598,746	$9,838,840	$240,094
Obligations of U.S. government agencies	2,503,221	2,521,219	17,998
Obligations of foreign government agencies	1,536,017	1,563,825	27,808

Total short-term investments	$13,637,984	$13,923,884	$285,900

Approximately 92% and 8% of these securities mature within one and two years of December 31, 2002, respectively. At December 31, 2001, approximately 63% and 37% of these securities had maturities within one and two years of December 31, 2001, respectively.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation and amortization is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease. Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $938,812, $694,965 and $130,525, respectively.

Patents

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognize no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

As required under SFAS No. 123 and newly issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: a risk-free interest rate of 4.5%, 6.5% and 6%, respectively, a dividend yield of 0% for all periods, a volatility factor of the expected market price of the Company’s common stock of 90%, 95% and 70%, respectively, and an expected life of the option of two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Year Ended December 31,
	2002	2001	2000
Pro forma net loss	$(12,550,000)	$(11,700,000)	$(9,949,000)
Pro forma net loss per share	$(3.68)	$(3.57)	$(3.29)

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2002, 2001 and 2000 is equal

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

Income Taxes

The Company provides for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Research and Development

Research and development costs are expensed as incurred.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income or loss, including net income or loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive loss. Comprehensive loss for the three years ended December 31, 2002 consisted of the following:

	2002	2001	2000
Net loss	$(12,053,583)	$(11,095,010)	$(9,609,540)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	(286,821)	(74,686)	360,586

Comprehensive loss	$(12,340,404)	$(11,169,696)	$(9,248,954)

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

New Accounting Pronouncements

In November 2002, the EITF reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe that the adoption of EITF 00-21 in 2003 will have a material effect on the consolidated financial statements.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which is effective for the Company beginning January 1, 2003. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exist or Disposal Activities, which addresses accounting and reporting for costs associated with exist or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and, in most cases requires that severance pay be recognized over time rather than up front. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of SFAS No. 146 will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has accounted for stock-based employee compensation using the intrinsic value method and has adopted the amendments to the disclosure provision of this statement.

2.    Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2002	2001
Equipment	$1,693,366	$1,685,989
Equipment under capital lease	1,418,001	1,182,477
Furniture and fixtures	151,385	146,649
Leasehold improvements	1,176,537	534,941

	4,439,289	3,550,056
Accumulated depreciation	(1,822,838)	(1,203,958)

	$2,616,451	$2,346,098

As a result of the merger with Vascular Genetics and the related change of the Company’s focus, in December 2002 the Company identified equipment with no future use and recorded a charge to expense of $382,000, net of an estimated salvage value of $65,000.

3.    Capital Lease Obligation

During 1999, the Company entered into capital lease agreement under which up to $250,000 in equipment could be leased. In connection with this capital lease agreement, the Company issued a warrant for 35,714 shares of common stock to the lessor (Note 6). The warrant was exercised in July 2000. Additionally, in February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment could be leased.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001 and 2002, the Company financed $860,115 and $672,304, respectively, of equipment under this lease. Under the original terms of the lease, the lease expired in February 2002, however the Company was granted an extension of the lease term through June 2002. No additional extension of lease term was requested, and the lease term expired June 30, 2002. Therefore, no additional assets can be financed under this facility. During 2001, the Company also entered into a capital lease agreement with one of its vendors, under which equipment valued at $94,266 was financed.

At December 31, 2002 and 2001, the Company had equipment acquired under capital leases of $1,418,001 and $1,182,477, respectively, with related accumulated depreciation of $537,659 and $219,523, respectively. Total depreciation expense on assets under capital lease for the three years ended December 31, 2002, 2001 and 2000 was $357,976, $201,255 and $39,982, respectively.

Capital lease obligations at December 31, 2002 are as follows:

2003	$720,432
2004	400,795
2005	66,759

Total minimum obligations	1,187,986
Interest	197,268

Present value of minimum lease obligations	990,718
Current portion	(558,825)

Long-term lease obligations at December 31, 2002	$431,893

4.    Notes Payable

During 2000, the Company entered into a note payable in the amount of $750,000. The note payable is secured by equipment and carries an average effective interest rate of approximately 9.6%. In addition, the Company issued a warrant for 14,286 shares of common stock to Baxter Healthcare in exchange for Baxter Healthcare’s guarantee of this note payable. The note matures in 2003.

Additionally, during 2000, the Company entered into a note payable in the amount of $200,000 to finance the construction of leasehold improvements. The note payable carries an interest rate of 10%. The note matures in 2005. The leasehold improvements financed under this note were written off in December 2002 when the Company moved out of the leased facility. (See Note 10).

The scheduled maturities of notes payable at December 31, 2002 are as follows: $163,260 in 2003, $50,993 in 2004 and $33,714 in 2005, including interest.

5.    Acquisition of Technology and Related Agreements

In May 2000, the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. in exchange for 41,143 shares of common stock and an obligation to issue an additional 1,714 shares of common stock. The additional 1,714 shares of common stock were issued during 2002. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro had no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,519,500 based on the fair value of the common stock on the date of the agreement which was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1998, the Company executed various agreements with Baxter Healthcare pursuant to which the Company acquired certain rights and assets from Baxter Healthcare. Under the terms of the agreements, the Company obtained the rights to Baxter Healthcare’s adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A preferred stock and 263,031 shares of common stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based upon a discounted cash flow analysis with a discount rate of 50%, estimated research and development costs for six years and product revenues commencing in year seven, after the assumed completion of clinical trials and product approval by the U.S. Food and Drug Administration, or FDA. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses of the technology been identified. The value of the stock issued for property and equipment was $343,937 based upon the fair value of those assets.

Under the terms of the Company’s Developmental Collaboration Agreement and Credit Agreement with Baxter Healthcare, Baxter Healthcare was required to provide funding for pre-clinical development of the hemophilia product. When the Company treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter Healthcare. On June 13, 2001, the first patient was treated using the hemophilia product, and Baxter Healthcare paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C preferred stock. Additionally, the remaining balance under the Credit Agreement of approximately $5,848,000 was converted to Series B preferred stock in August, 2001. The Series B preferred stock was convertible at Baxter Healthcare’s option into 287,274 shares of common stock and was converted to common stock in February 2003 in connection with the closing of the merger with Vascular Genetics. (See Note 15).

The Company entered into a Distribution Agreement with Baxter Healthcare whereby Baxter Healthcare has an exclusive, worldwide right to market, sell and distribute all products that may be developed under the Developmental Collaboration Agreement. The term of the Distribution Agreement is the longer of ten years from the date of regulatory approval of the first product or the expiration of the last to expire of any related patents issued on or before ten years from the date of regulatory approval.

The Company, Baxter Healthcare and certain founding shareholders of the Company entered into an Investor Rights Agreement under which the shares held by these entities are subject to certain restrictions on transfer until July 8, 2003 and these entities have certain registration rights. Additionally, under this agreement, Baxter Healthcare has the obligation to purchase Series C preferred stock at a price of $1,000 per share upon the Company’s achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the FDA of a product developed under the Developmental Collaboration Agreement. (See related discussion in Note 6).

6.    Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2002, 40,000, 13,000 and 17,000 shares were designated Series A, Series B, and Series C preferred stock, respectively.

As of December 31, 2002, there were 5,830 shares of Series A preferred stock issued and outstanding. Holders of the Series A preferred stock were not entitled to receive dividends, had a liquidation preference

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of ten dollars ($10.00) per share and had no voting rights. The Series A preferred stock was convertible into common stock on a 143 to 1 basis; provided, however, that no shares were convertible prior to July 8, 2001. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series A preferred stock in which the Series A preferred stock would be convertible at the Company’s option following consummation of the merger with Vascular Genetics. The outstanding shares of Series A preferred stock were converted into shares of common stock on March 7, 2003.

As of December 31, 2002, there were 12,890 shares of Series B preferred stock issued and outstanding. The Series B preferred stock was issued to Baxter Healthcare in payment for amounts funded by Baxter Healthcare under the Credit Agreement. Total funding under the Development Collaboration Agreement and Credit Agreement was $12,890,000. Holders of the Series B preferred stock were not entitled to receive dividends, had a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and holders of common stock and had no voting rights, except for a vote as to whether the Company may issue additional Series B preferred stock. The Series B preferred stock was convertible into common stock upon the earlier of (i) the first business day following the treatment of the first patient under an Initial New Drug Application for a Collaboration Product (as defined) commences in a Phase I Clinical Trial (the “IND Milestone Date”), (ii) the date five years after the last advance of funds by Baxter Healthcare under the Credit Agreement between Baxter Healthcare and the Company through and including the IND Milestone Date and (iii) automatic conversion pursuant to the terms of the Credit Agreement. The IND Milestone Date occurred on June 13, 2001, thus the Series B preferred stock was convertible at Baxter Healthcare’s option. The Series B preferred stock is convertible into common stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock (as defined), multiplied by (b) the number of shares of Series B Preferred converted. The Fair Market Value was set as of June 13, 2001 at $6.41, or 287,274 shares of common stock. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series B preferred stock in which the Series B preferred stock would convert to common immediately prior to the consummation of the merger with Vascular Genetics. The outstanding shares of Series B preferred stock were converted into shares of common stock on February 5, 2003.

As of December 31, 2002, there were 2,000 shares of Series C preferred stock issued and outstanding. The Company anticipates that Series C preferred stock will be sold only to Baxter Healthcare upon the Company meeting certain specified milestones, referred to as the “Series C Milestones”. Holders of the Series C preferred stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and to holders of common stock and have no voting rights, except as to the issuance of additional Series C preferred stock. Each share of Series C preferred stock becomes convertible into common stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Company’s Developmental Collaboration Agreement with Baxter Healthcare and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C preferred stock is convertible into common stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series C preferred stock in which the Series C preferred stock would be convertible upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement with Baxter Healthcare and (ii) June 13, 2010.

Warrants

In May 2002, the Company issued a warrant to purchase 7,857 shares of common stock in consideration for past legal services. The warrant is fully vested and is exercisable for three years at an exercise price of $0.35. The warrant was recorded as payment of past invoices totaling $68,800.

In June 2002, the Company issued two warrants to purchase 14,286 and 7,143 shares, respectively, to a service provider. The warrant for 14,286 shares is exercisable for three years at an exercise price of $3.15 per share. The warrant for 7,143 shares was exercisable for six months at an exercise price of $3.15 and expired unexercised in January 2003. The warrants were valued at $31,500 and was recorded to general and administrative expense.

In October 2001, the Company issued a warrant to purchase 12,786 shares of common stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $16.45 per share. The warrant was valued at $134,250 and was recorded to general and administrative expense.

In August 2000, the Company issued a warrant to purchase 14,286 shares of common stock to Baxter Healthcare in exchange for a guarantee of the Company’s note payable. The warrant is fully vested and is exercisable for five years at an exercise price of $14.00 per share. The warrant, valued at $687,000, was classified as a deferred loan fee and is being amortized over the remaining term of the note.

In January 2000, the Company completed an equity offering in which warrants for 253,414 shares of common stock were issued. Additionally, warrants for 51,429 shares of common stock were issued to the underwriter as part of the underwriter’s commission. The warrants are exercisable at $5.25 per share and expire in 2005. As of December 31, 2002, warrants for 151,372 shares of common stock remain outstanding.

In September 1999, the Company issued a warrant to purchase 35,714 shares of common stock to a leasing company related to a lease line for capital equipment (Note 3). The warrant was exercisable for seven years at an exercise price of $2.10 per share. The warrant was valued at $45,000 and was amortized to interest expense over the term of the lease. The warrant was exercised in July 2000.

Holders of the convertible notes payable issued in 1998 and 1999 also hold warrants to purchase 73,571 and 194,881 shares of common stock at an exercise price of $5.18 per share and $2.10 per share, respectively. As of December 31, 2002, warrants to purchase 48,214 and 125,833 shares of common stock, respectively, remain outstanding.

In 1997, the Company issued warrants to purchase 28,571 shares of common stock to an officer of the Company. These warrants, which were exercisable at $.35 per share and subject to expiration on July 31, 2001, were exercised in February 2000.

Employee Stock Purchase Plan

In May 2001, the Company adopted an Employee Stock Purchase Plan, which was approved by the shareholders in July 2001. A total of 142,857 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of a 24 month offering period. No shares have been issued under this plan.

Stock Options

The 1995 Directors’ Option Plan was adopted by the Board of Directors and approved by the stockholders in 1995 and amended in February 2000 to provide automatic, nondiscretionary grants of options to the Company’s non-employee directors. A total of 78,571 shares of common stock were reserved for issuance under the 1995 Directors’ Option Plan. The 1995 Directors’ Option Plan provided that each non-employee director would be automatically granted an option to purchase 6,429 shares of common stock upon his or her initial election or appointment as a non-employee director. Subsequently, each non-employee director who had served for at least six months would be granted an additional option to purchase 2,143 shares of common stock on December 31 of each year so long as he or she remained a non-employee director. The exercise price of options granted to non-employee directors must be the fair market value of common stock on the date of grant.

Options granted to non-employee directors have a ten-year term, subject to a non-employee director’s continued service as a director. The initial options granted to non-employee directors vest over three years at the rate of one-third per year, and the annual options vest one year from the date of grant. As of December 31, 2002, options to purchase 20,000 shares of common stock had been granted under the 1995 Directors’ Option Plan, and options to purchase 12,143 shares of common stock were vested. The 1995 Director Option Stock Plan was terminated by the Board of Directors effective upon approval of the 2002 Stock Plan by the stockholders on February 4, 2003.

The 1995 Stock Plan, which was adopted by the Board of Directors and authorized by the stockholders in 1995, authorized the Board, or one or more committees which the Board may appoint from among its members, to grant options and rights to purchase common stock to officers, employees, consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan were either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options, as determined by the Board or the committee. The 1995 Stock Plan initially reserved 264,286 shares for issuance under the plan, to be increased the first day of each year by the number of shares equal to two percent of the total outstanding shares of common stock. Options granted pursuant to the 1995 Stock Plan have exercise periods of ten years and vest over one to four years. The 1995 Stock Plan was terminated by the Board of Directors effective upon approval of the 2002 Stock Plan by the stockholders on February 4, 2003.

The 1999 Stock Plan, which was adopted by the Board of Directors in 1999 and approved by the stockholders in February 2000, authorizes the Board or a committee to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 1999 Stock Plan were either incentive stock options or nonstatutory stock options, as determined by the Board or a committee. The 1999 Stock Plan initially reserved 571,429 shares for issuance under the plan to be increased the first day of each year by the number of shares equal to two percent of the total outstanding shares of common stock. Options granted pursuant to the 1999 Stock Plan have exercise periods of ten years and generally vest over four years. The 1999 Stock Plan was terminated by the Board of Directors effective upon approval of the 2002 Stock Plan by the stockholders on February 4, 2003.

In November 2002, the Board of Directors adopted the 2002 Stock Plan, which was approved by the stockholders in February 2003. Under the 2002 Stock Plan, the Board or a committee has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. Options granted under the 2002 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board or a committee. The 2002 Stock Plan initially reserved 1,428,571 shares for issuance under the Plan plus (a) any shares of common stock which have been reserved by not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 71,428 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors.

The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 1999	460,883	7,143	$18.20
Granted	269,002	6,428	$41.72
Exercised	(79,417)	(714)	$1.54
Canceled	(11,429)	—	$1.40

Balance at December 31, 2000	639,039	12,857	$18.62
Granted	103,786	6,428	$23.73
Exercised	(41,307)	(714)	$1.68
Canceled	(49,759)	—	$29.68

Balance at December 31, 2001	651,759	18,571	$19.74
Granted	155,716	—	$5.04
Exercised	(31,549)	—	$2.17
Canceled	(228,042)	—	$24.57

Balance at December 31, 2002	547,884	18,571	$15.05

Options outstanding as of December 31, 2002:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.35–$3.50	297,038	6.30	$2.45	280,868	$2.15
$3.51–$7.00	63,536	8.83	$3.64	19,327	$4.51
$7.01–$35.00	95,092	8.47	$21.07	50,304	$21.54
$35.01–$75.25	110,789	7.46	$49.98	77,149	$50.75

	566,455			427,648

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following common stock is reserved for future issuance at December 31, 2002:

Stock option:
Granted and outstanding	566,455
Reserved for future grants	1,795,507
Common stock warrants	381,777
Series A Preferred Stock	832,857
Series B Preferred Stock	287,274

3,863,870

The number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value at the date the Series C preferred stock becomes convertible.

7.    Income Taxes

Prior to the distribution of common stock by Medstone, income taxes had been allocated to the Company on a “separate return” basis whereby such amounts were determined as if the Company was a separate taxable entity. However, the Company’s net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company’s available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred subsequent to 1995. The Company has established a valuation allowance to fully offset deferred tax assets as it is more likely then not these amounts will not be realized.

Deferred tax assets are comprised of the following:

	December 31,
	2002	2001
Loss carryforwards	$15,509,000	$10,823,000
Research and development and other state credit carryforwards	1,907,000	1,514,000
Acquired In-Process Technology	1,542,000	2,334,000
Other, net	290,000	215,000

Total deferred tax assets	19,248,000	14,886,000
Valuation allowance	(19,248,000)	(14,886,000)

Net deferred tax assets	$—	$—

As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $38,770,000 and $33,733,000, respectively, which will begin to expire in 2011 and 2005, respectively, unless previously utilized. The Company has federal and state research and development credit carryforwards of approximately $1,276,000 and $909,000, respectively. The federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The Company has a California manufacturer’s investment credit of approximately $60,000 that will begin to expire in 2008 unless previously utilized.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under Internal Revenue Code Sections 382 and 383, the Company’s use of net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

8.    Revenues

For the year ended December 31, 2002, $870,438 of revenue was from research grants from the National Institutes of Health, or NIH, and $250,000 was contract revenue from a research agreement with a corporate partner whereby the two companies collaborated on certain research projects. For the two years ended December 31, 2001, all revenue was from research grants from the NIH.

9.    Related Party Balances and Transactions

In 2000, the Company entered into a facility lease and a note payable with a research organization in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2002, 2001 and 2000, the Company paid the research organization $1,166,051, $1,121,106 and $555,399, respectively, for rent, common area charges, license fees and services (Note 10).

During 2001, the Company entered into a consulting agreement with a former director and officer who continues to be a stockholder. Payments under this agreement totaled $23,000 and $55,000 for services in 2001 and 2002, respectively. Additionally, the Company extended the stock option exercise period for options held by this individual, resulting in a charge to consulting expense of $49,000 during 2001. In early 2003, the Company terminated this consulting agreement.

During 2001, the Company entered into a note receivable with an officer and stockholder in the amount of $37,000. The note was originally to be repaid over a four year period, however in April, 2002, the Company agreed to forgive the loan. Under the terms of the forgiveness arrangement, the loan will be forgiven over a four-year period beginning April, 2002. The amount of the loan that was forgiven in 2002 was $6,904.

10.    Commitments

Facilities

The Company leases approximately 43,000 square feet of office, laboratory and clean room space, located on Barnes Canyon Road in San Diego, California for manufacturing operations. This lease expires in 2011 with one option to extend for five years. The Company also leases approximately 22,000 square feet of office and laboratory space, located on Altman Row in San Diego, California, from an affiliated research organization. The research organization is affiliated due to a common director. Additionally, the Company leases approximately 8,600 square feet of office and laboratory space that can be used for manufacturing. This lease expires in August 2004, with two options to extend the lease for an additional three years.

In December 2002, the Company vacated the Altman Row facility and consolidated all operations into the Barnes Canyon facility. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring),” the Company recorded a charge of $510,000, which is the equivalent of six months rent and common area maintenance charges for the Altman Row facility. The Company intends to sub-lease the facility and expects to complete a sub-leasing arrangement by the end of June 2003. Additionally, the Company recorded a charge of $244,000 related to the unamortized portion of capitalized leasehold improvements at the Altman Row facility from which the Company will receive no further benefit.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2002, 2001 and 2000, rent expense was approximately $3,056,000, $1,753,000 and $722,000, respectively.

Future minimum lease payments under all of these leases are as follows:

2003	$2,431,382
2004	2,430,890
2005	2,089,984
2006	1,650,602
2007	1,712,505
Thereafter	6,582,581

Total	$16,897,944

Licenses

In May 2000, the Company acquired the rights to a license agreement between Allegro and the University of California Regents, or UC Regents, to license certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Under the license agreement, the Company was obligated to issue 1,714 shares of common stock to the UC Regents in the name of Shellwater & Co. These shares were issued during 2002. Additionally, beginning in May 2003 the Company is required to pay a license fee of $10,000 on an annual basis until May 2006, or until sales of licensed product commence, whichever occurs first. The Company also is required to make milestone payments of $15,000 upon filing an Investigative Device Exemption Application incorporating any licensed product, $25,000 upon the initiation of the first Phase II efficacy study for licensed product, $50,000 for each licensed product regulatory approval and $15,000 for each Drug Master File for gene therapy delivery of a third party product. A minimum annual royalty of $25,000 is payable beginning with the year of first commercial sale of licensed product, but no later than 2006. If clinical trials have not commenced by 2008, the minimum annual royalty will increase to $100,000.

The Company is obligated to make a milestone payment to Immune Response Corporation, or IRC, of $200,000 upon the approval by the FDA or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in a January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400, which was paid in February 2000. In February 2002, the Company and IRC entered into an Assignment and Assumption Agreement under which the license agreement between the Company and IRC was terminated and IRC’s rights under its license agreement with the UC Regents for the related intellectual property were transferred to the Company. The Company paid IRC $100,000 as compensation for the transfer of such rights. Under the agreement with the UC Regents, the Company has rights related to all forms of cancer for the tumor radiosensitization technology and is obligated to pay an annual license maintenance fee of $10,000 until the commencement of sales of the licensed product. The Company must also pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses.

11.    Profit Sharing Plan and Deferred Compensation Plan

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 2002, 2001 and 2000 were $62,328, $238,988 and $170,201, respectively.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1998, the Company established a deferred compensation plan. Certain employees are allowed to defer up to 100% of their salaries and bonuses under this plan. Additionally, the Company allows certain employees approximately 18% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits may be allocated to the deferred compensation plan. During the years ended December 31, 2002, 2001 and 2000, the Company’s contributions to the deferred compensation plan were $47,150, $66,613, and $122,650, respectively. Employer contributions vest over rolling a four-year period based upon the date each employer contribution is made.

12.    Supplemental Cash Flow Information

During 2000, a warrant for 14,286 shares of common stock was issued to Baxter Healthcare in conjunction with Baxter Healthcare’s guarantee of a note payable. The warrant was valued at $687,000 and classified as deferred loan fees and is being amortized to interest expense over the term of the note payable. Additionally, the Company acquired $200,000 of leasehold improvements under a note payable to a related party.

During the years ended December 31, 2002, 2001 and 2000, the Company financed equipment valued at $672,305, $954,381 and $95,735, respectively, under capital lease agreements.

During 2000, the Company issued 41,143 shares of common stock valued at $1,519,500 to acquire the license for technologies for the treatment and prevention of AIDS and for lentiviral gene therapy (Note 3). During 2002, an additional 1,714 shares of common stock were issued in connection with this transaction.

During the years ended December 31, 2001 and 2000, amounts due Baxter Healthcare under the Credit Agreement of $5,848,361 and $4,043,079 were converted into 5,849 and 4,043 shares of Series B preferred stock, respectively. Additionally, during 2001, 2,000 shares of Series C preferred stock were issued to Baxter Healthcare in exchange for a $2,000,000 milestone payment (Note 5).

As more fully described in Note 5, in 1998 the Company acquired certain technology and equipment in exchange for 5,830 shares of Series A preferred stock and 263,031 shares of common stock valued at $5,799,442. The equipment acquired was valued at $343,937 based on an appraisal.

Cash paid for income taxes was $3,200, $1,600 and $1,600 for the three years ended December 31, 2002, 2001 and 2000, respectively. Cash paid for interest was $181,148, $234,978 and $78,867 for the three years ended December 31, 2002, 2001 and 2000, respectively.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 31, 2002. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands)
2002 Quarter Ended
Total revenue	$257,636	$422,565	$172,107	$268,130
Operating expenses	3,326,054	3,059,465	3,214,509	3,136,650
Net loss applicable to common shareholders	(3,722,431)	(2,688,559)	(2,914,517)	(2,728,076)
Basic and diluted net loss per common share	$(0.51)	$(0.11)	$(0.12)	$(0.11)

	Dec. 31	Sep. 30	June 30	Mar. 31
	(in thousands)
2001 Quarter Ended
Total revenue	$138,568	$89,898	$40,263	$32,171
Operating expenses	2,971,264	3,204,850	3,211,846	2,774,763
Net loss applicable to common shareholders	(2,558,711)	(2,978,040)	(2,989,576)	(2,568,683)
Basic and diluted net loss per common share	$(0.11)	$(0.13)	$(0.13)	$(0.11)

14.    Litigation

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In 2002, Vascular Genetics received notification of a claim alleging wrongful death and product liability claims in connection with the death of a patient enrolled in Vascular Genetics clinical trials. Vascular Genetics has liability insurance with limits of $5,000,000 in the aggregate. Vascular Genetics denies liability and will vigorously contest the claim. Based on proposals made by the plaintiffs, the Company believes that the claim can be settled within the policy limits. The Company has determined, without considering any possible insurance recovery, that a loss in connection with this matter is possible, but not probable. Accordingly, the Company has not recorded any liability relating to this matter.

15.    Subsequent Events

On February 5, 2003, the Company completed a merger with Vascular Genetics Inc. and concurrently changed the name of the Company from GenStar Therapeutics Corporation to Corautus Genetics Inc. The Company’s focus for the foreseeable future will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 5,320,166 shares of the Company’s common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, the Company assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock.

The acquisition has been accounted for as a purchase of assets by the Company for financial reporting purposes, in accordance with generally accepted accounting principles. After February 5, 2003, the results of Vascular Genetics will be included in the Company’s consolidated financial statements. The purchase price will be allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business.” Vascular Genetics does not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations,” and no goodwill will result from the recording of the transaction. Identified intangible assets with finite lives will be amortized over those lives. The Company will be required to review long-lived assets on at least an annual basis. To the extent the value of the long-lived assets are impaired, the Company will be required to record the impairment charge. One of the intangible assets that will likely be identified is in-process research and development. The value of this intangible asset has been charged to operations upon the close of the merger. A final determination of the intangible asset values and required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective values, has not yet been made. The Company will determine the fair value of assets and liabilities and will make the appropriate accounting adjustments during the quarter ended March 31, 2003.

Immediately before consummation of the merger, the 12,890 shares of Series B preferred stock held by Baxter Healthcare were converted into 287,274 shares of common stock. Additionally, on February 4, 2003, the stockholders approved an amendment to the certificate of designation of the Series A preferred stock which provided the Company with the ability to convert all outstanding shares of such stock to common at the Company’s option. On March 6, 2003, the Board approved a resolution to convert the Series A preferred stock into 832,857 shares of common stock.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s pro forma capitalization as of December 31, 2002 giving effect to the conversion of the Series A preferred stock and Series B preferred stock into common stock and the merger with Vascular Genetics, which resulted in the issuance of 5,320,166 shares of common stock and reflects that Vascular Genetics has $480,000 in notes payable.

	December 31, 2002
	Actual	As Adjusted (1)	Pro Forma(2)
Notes payable and capital lease obligations	$1,215,876	$1,215,876	$1,695,876

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 5,830 and 0 and 0 shares respectively issued and outstanding, liquidation preference of $58,300	6	—	—
Series B Preferred Stock, 12,890 and 0 and 0 shares, respectively issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	13	—	—
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2	2
Common Stock—$0.001 par value, 100,000,000 authorized; 3,431,393 shares, 4,551,524 as adjusted shares and 9,871,690 pro forma shares issued and outstanding, respectively	3,431	4,552	9,872
Additional paid-in capital	51,376,821	51,375,719	68,370,399
Deficit accumulated during development stage	(45,282,523)	(45,282,523)	(62,282,523)
Accumulated other comprehensive loss	(921)	(921)	(921)

Total stockholders’ equity	6,096,829	6,096,829	6,096,829

Total capitalization	$11,836,932	$11,836,932	$12,316,932

(1)	Gives effect to the conversion of Series A preferred stock and Series B preferred stock into common stock. The outstanding shares of Series B preferred stock were converted into 287,274 shares of common stock immediately prior to the merger on February 5, 2003. The outstanding shares of Series A preferred stock were converted into 832,857 shares of common stock on March 7, 2003.
(2)	Gives effect to the completion of our merger with Vascular Genetics on February 5, 2003 which resulted in the issuance of 5,320,166 shares of common stock, and reflects that Vascular Genetics has $480,000 in notes payable. The purchase price is estimated at approximately $17,000,000 and, for the purpose of this pro forma presentation, is recorded to in-process research and development.

On February 7, 2003, the Board of Directors approved a one-for-seven reverse stock split which was effective on March 10, 2003. All share and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.