Form 10-Q
period 2003-03-31
CORAUTUS GENETICS INC
filed 2003-05-14
CIK 1003929

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27264

Corautus Genetics Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

33-0687976
(I.R.S. Employer Identification no.)

10030 Barnes Canyon Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the Common Stock of the registrant outstanding as of May 9, 2003, was 9,871,734.

Corautus Genetics Inc.
(A development stage enterprise)

Corautus Genetics Inc.
(A development stage enterprise)
Consolidated Balance Sheets

	March 31, 2003	December 31 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$875,364	$694,013
Short-term investments	1,691,044	4,218,020
Accounts receivable	78,555	70,611
Other current assets	167,998	349,047

Total current assets	2,812,961	5,331,691
Property and equipment, net	1,165,839	2,616,451
Deferred merger expenses	—	1,323,854
Restricted cash	455,629	450,933
Deferred loan fee	—	45,049
Other assets	875,186	853,078

	$5,309,615	$10,621,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,757,593	$1,408,884
Accrued employee benefits	175,464	152,573
Other accrued liabilities	935,262	1,000,030
Capital lease obligation, current portion	538,915	558,825
Notes payable, current portion	568,313	150,772

Total current liabilities	3,975,547	3,271,084
Capital lease obligation, net of current portion	313,039	431,893
Notes payable, net of current portion	63,406	74,386
Other long-term liabilities	626,111	592,848
Deferred compensation	134,495	154,016
Commitments
Stockholders’ equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, none and 5,830 shares issued and outstanding, liquidation preference of $58,300	—	6
Series B Preferred Stock, none and 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	—	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock - $0.001 par value, 100,000,000 shares authorized; 9,871,734 and 3,431,393 shares issued and outstanding	9,871	3,431
Additional paid-in capital	66,917,149	51,376,821
Deficit accumulated during development stage	(66,734,617)	(45,282,523)
Accumulated other comprehensive income (loss)	4,612	(921)

Total stockholders’ equity	197,017	6,096,829

	$5,309,615	$10,621,056

See accompanying notes.

Corautus Genetics Inc.
(A development stage enterprise)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		July 1, 1991 (inception) to March 31, 2003

	March 31, 2003	March 31, 2002

Revenue	$—	$268,130	$2,542,348

Costs and expenses:
Cost of sales	—	—	821,878
Research and development	1,317,644	2,327,936	33,568,387
Write-off of acquired in-process technology	17,699,863	—	24,810,292
General and administrative	1,013,177	808,714	12,759,638

Total costs and expenses	20,030,684	3,136,650	71,960,195

Loss from operations	(20,030,684)	(2,868,520)	(69,417,847)
Other income (expense), net	(1,357,735)	60,033	(1,940,706)
Interest expense	(87,625)	(117,486)	(1,904,032)
Interest income	23,950	197,897	2,802,175

Net loss	$(21,452,094)	$(2,728,076)	$(70,460,410)

Basic and diluted loss per share	$(3.07)	$(0.80)

Number of weighted-average shares used in the computation of basic and diluted loss per share	6,990,217	3,392,014

See accompanying notes.

Corautus Genetics Inc.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,		July 1, 1991 (inception) to March 31, 2003

	2003	2002

Cash flows from operating activities:
Net loss	$(21,452,094)	$(2,728,076)	$(70,460,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	16,862,188	—	23,837,193
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	191,478	191,657	2,839,268
Stock and options issued for services and other	73,000	92,863	1,536,133
Accrued interest satisfied through issuance of common stock	—	—	40,245
Loss on disposal of property & equipment	1,358,128	—	1,924,983
Amortization of debt discount and loan fee	45,049	67,574	1,261,297
Deferred rent	48,747	64,605	601,261
Change in operating assets and liabilities, net of VGI assets and liabilities:
Accounts receivable	93,196	(676,640)	22,585
Other current assets	183,263	(57,567)	(165,784)
Other assets	(28,244)	(10,656)	(1,332,256)
Accounts payable	(585,024)	238,085	823,860
Other current liabilities	(137,807)	106,368	996,713
Other long-term liabilities	(15,484)	—	24,850
Deferred compensation	(19,521)	(229,447)	134,495
Deferred merger costs	1,323,854	—	—

Net cash used in operating activities	(2,059,271)	(2,941,234)	(37,220,010)
Cash flows from investing activities:
Purchase of short-term investments	(164,287)	(4,722,990)	(44,993,688)
Sale of short-term investments	2,696,796	7,211,220	43,307,256
Purchase of property and equipment	(79,685)	(257,144)	(4,834,404)

Net cash provided by (used in) investing activities	2,452,824	2,231,086	(6,520,836)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from capital leases and other	—	226,594	3,415,293
Repayment of capital lease and notes payable	(212,202)	(180,968)	(1,814,651)
Proceeds from issuance of common stock upon exercise of options and warrants	—	2,820	954,720
Proceeds from sale of common stock, net of issuance costs	—	—	23,342,760
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash (used in) provided by financing activities	(212,202)	48,446	44,616,210

Net increase (decrease) in cash and equivalents	181,351	(661,702)	875,364
Cash and equivalents, beginning of period	694,013	2,437,291	—

Cash and equivalents, end of period	$875,364	$1,775,589	$875,364

See accompanying notes.

Corautus Genetics Inc.
(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements
March 31, 2003

1.

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Corautus Genetics Inc. (“Corautus”) as of and for the periods indicated. Corautus presumes that users of the interim financial information have read or have access to Corautus’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context.  Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2002 filed on March 28, 2003 by Corautus have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

Corautus’s consolidated financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Corautus incurred net losses of $21,452,094 for the three months ended March 31, 2003 and had an accumulated deficit of $66,734,617 at March 31, 2003. Corautus’s ability to continue as a going concern is dependent on its ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about Corautus’s ability to continue as a going concern. Corautus is aggressively seeking further funding in order to satisfy its projected needs. The outcome of this matter cannot be predicted at this time. Further, there is no assurance, assuming Corautus raises additional funds, that it will achieve positive cash flows. If Corautus is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities and may not be able to continue in business. These consolidated statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Corautus be unable to continue in business.

2.

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc.  The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease.

A total of 5,320,166 shares of Corautus common stock were issued to Vascular Genetics stockholders in connection with the merger.  Additionally, Corautus assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock.

The acquisition has been accounted for as a purchase of assets by Corautus for financial reporting purposes, in accordance with generally accepted accounting principles.  After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of Corautus.  The purchase price has been allocated based on the fair value of the assets acquired and the liabilities assumed as follows:

Acquired workforce	$80,000
Tangible assets acquired	710,000
In-process research and development	17,699,863

Total purchase price	$18,489,863

Pursuant to the Emerging Issues Task Force’s Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, Vascular Genetics does not meet the criteria necessary to qualify as a business.  Therefore, Corautus’s acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations,” and no goodwill will result from the recording of the transaction.  The value of the in-process research and development has been charged to operations upon the close of the merger.  The value allocated to acquired workforce will be amortized over two years.

3.

Immediately before consummation of the merger, the 12,890 shares of Series B Preferred Stock outstanding and held by Baxter Healthcare were converted into 287,274 shares of common stock.  Additionally, on February 4, 2003, the stockholders approved an amendment to the certificate of designation of the Series A Preferred Stock which provided Corautus with the ability to convert all outstanding shares of such stock to common at its option.  On March 6, 2003, the Board of Directors approved a resolution to convert the Series A Preferred Stock into 832,857 shares of Corautus common stock.

4.

On February 7, 2003, the Board of Directors approved a one-for-seven reverse stock split of the Corautus common stock that was effective on March 10, 2003.  All share and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.

5.

During the first quarter of 2003, Corautus decided to abandon its manufacturing facility and move operations to a smaller facility, which had previously been subleased.  Due to this decision, all tenant improvements related to the manufacturing facility and certain equipment specifically related to the building were identified as having no future use.  A charge of $1,358,000, net of an estimated salvage value of $12,500, was taken during the first quarter of 2003.  Corautus is currently in negotiation with the landlord of the manufacturing facility to terminate the lease. As of March 31, 2003, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. We anticipate that we will be able to reach a settlement to terminate the lease for significantly less than the total remaining payments, however the outcome of this matter cannot be predicted at this time. Additionally, no estimate of the amount of the settlement is possible due to the early stage of negotiations.

6.

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

7.

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share,  net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2003 and 2002.  Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

8.

Corautus has elected to follow Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options.  Under APB No. 25, because the exercise price of Corautus’s employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recorded.

The estimated weighted average fair value of options granted during the three months ended March 31, 2003 was $0.01. There were no stock options granted during the three months ended March 31, 2002.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three months ended March 31, 2003:  risk-free rate of 3.5%; expected option life of 2 years; expected volatility of 95% and a dividend rate of zero.

The Black-Scholes option-pricing model was developed for the use in estimating the fair value of traded options that have no vesting restrictions and are  fully transferable.  Because the Company’s employee stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Had compensation cost for Corautus’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, Corautus’s net loss and loss per share would have been as indicated below:

	Three months Ended March 31, 2003	Three months Ended March 31, 2002

Net loss – as reported	$(21,452,094)	$(2,728,076)
Net loss – pro forma	(21,549,094)	(2,851,412)
Basic and diluted loss
per share – as reported	(3.07)	(0.80)
Basic and diluted loss
per share – pro forma	(3.08)	(0.84)

9.	Cash paid for interest during the three-month period ended March 31, 2003 and 2002 was $41,000 and $46,000, respectively.

10.

SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for Corautus, includes net loss and unrealized gains and losses on investments.  In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity.  For the three months ended March 31, 2003 and 2002, respectively, the comprehensive loss consisted of:

	Three months ended March 31,

	2003	2002

Net loss	$(21,452,094)	$(2,728,076)
Other comprehensive loss:
Unrealized gain (loss) on investments	4,612	(137,527)

Comprehensive loss	$(21,447,482)	$(2,865,603)

11.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51”.  FIN 46 provides guidance on:  1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.  This new model for consolidation applies to entities: 1)  where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately.  Corautus does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, synergies from the merger between GenStar and Vascular Genetics, benefits associated with the reverse stock split, research, development and commercialization of our product candidates, anticipated trends in our business, approval of our product candidates and other risks that could cause actual results to differ materially. These risks are discussed in the Corautus Genetics, Inc., and GenStar Therapeutics Corporation’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’s Annual Report on Form 10-K (File No. 001-15833) filed March 28, 2003, all of which are incorporated by reference into this report.  All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiovascular and vascular disease.

Corautus commenced operations as a stand-alone entity in January 1996 under the name UroGen Corporation and has been in the development stage since inception.  UroGen subsequently changed its name to GenStar Therapeutics Corporation in February 2000.  Our original mission was to develop products to treat diseases in urology, with a particular interest in prostate cancer. We had licensed technology that used the IL-3 gene to treat several types of cancer, but did not have technology to deliver the gene.  On July 8, 1998, we entered into an agreement with Baxter Healthcare Corporation in which we acquired the exclusive rights to gene delivery technologies and laboratory equipment.  The gene delivery technology was used to enhance our existing technology and to develop products to deliver other genes.   Prior to our license of the technology, Baxter had been developing this technology for the treatment of hemophilia and cancer and had continued to fund the development of our MAX-AD FVIII product for hemophilia through the date of treatment of the first patient in a clinical trial for that product in June 2001.

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc.  The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease.

The shares of our common stock and options and warrants to purchase our common stock issued to the Vascular Genetics stockholders in connection with the merger represented approximately 50% of our outstanding common stock immediately after the merger, assuming exercise of all outstanding options and warrants to purchase common stock and the conversion of all preferred stock, but excluding the conversion of our Series C preferred stock.  Because our Series C preferred stock is convertible at the fair value at the date of conversion and the merger was structured as a merger of equals, the total shares issued to Vascular Genetics stockholders included an additional 71,429 shares in lieu of shares attributable to the conversion of the Series C preferred stock.

A total of 5,320,166 shares of Corautus common stock were issued to Vascular Genetics stockholders in connection with the merger.  Additionally, Corautus assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock.

The acquisition has been accounted for as a purchase of assets by Corautus for financial reporting purposes, in accordance with generally accepted accounting principles.  After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of Corautus.  The purchase price has been allocated based on the fair value of the assets acquired and the liabilities assumed as follows:

Acquired workforce	$80,000
Tangible assets acquired	710,000
In-process research and development	17,699,863

Total purchase price	$18,489,863

Pursuant to the Emerging Issues Task Force’s Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business”, Vascular Genetics does not meet the criteria necessary to qualify as a business.  Therefore, Corautus’s acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations,” and no goodwill will result from the recording of the transaction.  The value of the in-process research and development has been charged to operations upon the close of the merger.  The value allocated to acquired workforce will be amortized over two years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon Corautus’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made and a related valuation allowance is established.

Stock based compensation

Corautus grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant.  The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.  Warrants for common stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

Corautus has generated revenues to date of $2,542,000 from contract research agreements and grants.   Total revenues for the three months ended March 31, 2003 and 2002 were $0 and $268,000, respectively.   We do not anticipate revenues from products for at least five years.  Product revenues are contingent on the success of our clinical trials and acquired in-process technology.

Research and development and acquired in-process technology

Research and development expenses during the three months ended March 31, 2003 and 2002 was $1,318,000 and $2,328,000, respectively.  Research and development expense decreased $1,010,000, or 43%, in the first quarter of 2003 compared to the first quarter of 2002.

During the three months ended March 31, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems.  The majority of the research and development costs related to pre-clinical research in these programs areas.  Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program.

Beginning in 2003, research and development costs consist primarily of the in-process research and development charge related to the merger with Vascular Genetics, the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials.  Research on the MAX-AD, DUAL-AD and lentiviral systems has been suspended.  Thus, research costs for those programs will be nominal.

Additionally, Corautus has implemented a restructuring plan to enhance operational efficiency and reduce costs.  We believe this plan will result in future reductions in research and development expenses in the short-term. Once clinical trials commence, research and development costs are expected to increase significantly.

We estimate that it will take at least five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals.  We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and administrative expense

General and administrative expense during the three months ended March 31, 2003 and 2002 was $1,013,000 and $809,000, respectively.  General and administrative expense increased $204,000, or 25%, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to legal fees incurred subsequent to the merger with Vascular Genetics and to severance costs recorded during 2003.  General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs.  In future periods, we expect the number of financial and administrative employees to remain relatively constant and overall general and administrative expenses to decline in the short term related to cost reduction efforts and increase once clinical trials commence.

Other income (expense)

Other income (expense) for the three months ended March 31, 2003 was net other expense of $1,358,000, which is primarily related to a charge taken to write-off tenant improvement and certain equipment related to our manufacturing facility due to a decision to abandon that facility and relocate to a smaller facility.  Other income (expense) for the three months ended March 31, 2002 was net other income of $60,000, primarily related to a legal settlement received in that period.

Interest income and expense

Interest income during the three months ended March 31, 2003 and 2002 of $24,000 and $198,000, respectively, is a result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit.  The decrease is due to a decline in the balances in those investments.

Interest expense for the three months ended March 31, 2003 and 2002 was $88,000 and $117,000, respectively.  Interest expense in both periods relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability.  The decrease is due to the decline in principal balances of our debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2003, we have primarily financed our operations through private placements of equity and convertible debt securities, research grants and through our partnership with Baxter Healthcare.  We have raised approximately $1.4 million in convertible debt offerings, $25.3 million in private equity financings and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally, we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used in operating activities during the three months ended March 31, 2003 and 2002 was $2,059,000 and $2,941,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses.  Net cash provided by investing activities during the three months ended March 31, 2003 and 2002 was $2,453,000 and $2,231,000, respectively, which consists of sales of short-term investments net of purchases of short-term investments and  the purchase of property and equipment.  Net cash provided by (used in) financing activities for the three months ended March 31, 2003 and 2002 was ($212,000) and $48,000, respectively, which consists primarily of proceeds from our capital lease agreement, offset by repayments of capital leases and notes payable.

As of March 31, 2003, we had cash, cash equivalents and short-term investments totaling $2.6 million.  Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues.  The negative cash flow from operations is expected to continue and to accelerate for at least the next five years.  The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.  Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51”.  FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.   This new model for consolidation applies to entities: 1)  where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately.  Corautus does not expect the implementation of FIN 46 to have a material effect on its financial condition or results of operations.

Technology Licenses

Human Genome Sciences License for VEGF-2

In October 1997, Vascular Genetics secured an exclusive, worldwide license from Human Genome Sciences, Inc. to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease.  The license agreement requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies.  In addition, the license agreement requires us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications.  We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license.

The license agreement with Human Genome Science requires Corautus to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial within 3 months of validating that it has VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004;

•	we must have an official end of Phase II meeting with the FDA no later than September 30, 2005;

•

if both a Phase IIb and Phase III clinical trial are required by the FDA, Corautus must initiate the Phase III clinical trial no later than 6 months after the end of the Phase II meeting, but no later than March 31, 2006 and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

In the event we fail to meet any of these new milestones, Human Genome Sciences may immediately terminate the license if, after Human Genome Sciences gives notice to us, we still fail to meet the milestone within 60 days after such notice.  In addition, if Human Genome Sciences terminates the license for failure to meet any milestone, we must grant Human Genome Sciences a license to all data and information generated by us under the agreement to develop, use and sell products.

The license agreement with Human Genome Sciences will terminate when all patent rights licensed under the agreement expire.  Human Genome Sciences may also terminate the license if, after Human Genome Sciences gives notice to us, we fail to make a payment, fail to maintain specified insurance, incur specified financial problems or breaches any of our obligations under the agreement.  We may terminate the license by giving 30 days advance written notice to Human Genome Sciences.

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

The current agreement prohibits us from using or testing any device, other than the Biosense Webster injection system, for the intramyocardial delivery of its VEGF-2 product candidates in pre-clinical and clinical trials conducted pursuant to the agreement without the consent of Biosense Webster.  The agreement does not extend to the marketing and sale of the products following regulatory approval.  However, the parties are required to discuss such joint commercialization in good faith.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required. Corautus does not conduct business with foreign entities, and does not have any foreign exchange risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules

13a-14(c) and 15d-14(c)) for the company.  Our disclosure controls and procedures include “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002).  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.  As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes In Securities

                  On February 7, 2003, our Board of Directors approved a one-for-seven reverse stock split of the Corautus common stock that was effective on March 10, 2003.  The par value of the common stock and the rights of the holders of common stock were not changed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

                 On February 4, 2003, we had a special meeting in San Diego, California that served as our annual meeting of shareholders.  At the annual meeting, the shareholders were presented with 11 proposals, all of which were approved. As the special meeting of shareholders was held prior to the effective date of the one-for-seven reverse stock split all share amounts presented are presented on a pre-split basis.

                 Out of 24,019,842 shares of common stock entitled to vote at such meeting, there were present in person or by proxy an aggregate of 21,850,420 shares of common stock, constituting a quorum.  Out of 5,830 shares of Series A preferred stock, 12,890 shares of Series B preferred stock and 2,000 shares of Series C preferred stock, there were present in person or by proxy an aggregate of 5,830, 12,890 and 2,000 shares, respectively, constituting a quorum of each series of preferred stock entitled to a separate vote with respect to any proposal voted on at the meeting.  The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

                 Proposal 1.  The shareholders approved the issuance of common stock pursuant to the Agreement and Plan of Reorganization by and among GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc. (the “Merger”).

	For	Against	Abstain	Broker Non-Votes

Common Stock:	13,414,515	107,524	20,257	8,308,124

                 Proposal 2.  The shareholders approved an amendment and restatement of Corautus’s Restated Certificate of Incorporation to be effective subject to the closing of the Merger.

	For	Against	Abstain	Broker Non-Votes

Common Stock:	13,336,140	188,799	17,357	8,308,124

                 Proposal 3.  The shareholders approved amending Corautus’s Restated Certificate to effect a reverse stock split of the common stock in a split ratio between 1-for-2 and 1-for-10.

	For	Against	Abstain

Common Stock:
1 for 2	20,324,706	1,266,240	259,474
1 for 3	21,074,399	464,052	311,969
1 for 4	21,106,404	478,697	265,319
1 for 5	20,111,336	1,407,795	331,289
1 for 6	20,069,313	1,460,905	320,202
1 for 7	20,059,263	1,444,075	347,082
1 for 8	20,067,263	1,461,275	321,882
1 for 9	20,059,863	1,440,475	320,082
1 for 10	20,171,700	1,338,352	340,368

                 Proposal 4.  The shareholders approved an amendment and restatement of Corautus’s Certificate of Designation of Preferences and Rights of Series A Preferred Stock.

	For	Against	Abstain	Broker Non-Votes

Common Stock:	12,807,174	497,518	237,604	8,308,124
Series A Preferred Stock:	5,830	none	none	none

                 Proposal 5.  The shareholders approved an amendment and restatement of Corautus’s Certificate of Designation of Preferences and Rights of Series B Preferred Stock.

	For	Against	Abstain	Broker Non-Votes

Common Stock:	12,798,849	501,218	242,229	8,308,124
Series B Preferred Stock:	12,890	none	none	none

                 Proposal 6.  The shareholders approved an amendment and restatement of Corautus’s Certificate of Designation of Preferences and Rights of Series C Preferred Stock.

	For	Against	Abstain	Broker Non-Votes

Common Stock:	12,810,754	501,568	229,974	8,308,124
Series C Preferred Stock:	2,000	none	none	none

                 Proposal 7.  The shareholders elected the following directors to serve for the ensuing year.

Nominee	For	Against	Abstain

Bernardoni, Peter F.	21,432,440	none	417,980
Quadros, Paul D.	21,430,760	none	419,660
Royston, M.D., Ivor	21,432,440	none	417,980
Schmitt, Victor W.	21,432,440	none	417,980
Sobol, M.D., Robert E.	21,431,440	none	418,980

                 Proposal 8.  The shareholders elected the following additional directors to serve as of the completion of the Merger.

Nominee	For	Against	Abstain

Falkenberg, Eric N.	21,420,740	none	429,680
Gilstrap, James C.	21,404,640	none	445,780
Larson, John R.	21,406,640	none	443,780
Otto, Richard E.	21,401,415	none	449,005
Pharand, Daniel	21,404,640	none	445,780

                 Proposal 9.  The shareholders approved the adoption of Corautus’s 2002 Stock Plan.

	For	Against	Abstain	Broker Non-Votes

Common Stock	12,800,957	622,402	118,937	8,308,124

                 Proposal 10.  The shareholders approved the waiver of termination provisions of outstanding warrants.

	For	Against	Abstain	Broker Non-Votes

Common Stock	12,905,148	476,350	160,798	8,308,124

                 Proposal 11.  The shareholders ratified the appointment of Ernst & Young as independent public accountants.

	For	Against	Abstain

Common Stock	21,649,556	125,357	75,507

Item 5.	Other Information

None.

Item 6.	Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Amended and Restated License Agreement by and between Vascular Genetics Inc. and Human Genome Sciences, Inc., dated February 28, 2001.
10.2	First Amendment to Amended and Restated License Agreement by and between Vascular Genetics and Human Genome Sciences, dated October 10, 2002.
10.3	License Agreement by and between Vascular Genetics and Vical Incorporated, dated February 24, 2000.
10.4	Separation Agreement and General Release of Claims by and between Corautus Genetics Inc. and Robert E. Sobol, M.D. dated April 4, 2003.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K, under Item 2 and Item 7 dated February 5, 2003 regarding the completion of the merger between GenStar Therapeutics Corporation and Vascular Genetics Inc.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized on May 14, 2003.

CORAUTUS GENETICS INC.
a Delaware Corporation

/s/ CARIN D. SANDVIK

Carin D. Sandvik Vice President, Finance and Administration Chief Accounting Officer (Principal accounting officer)

CERTIFICATIONS

I, Richard E. Otto, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Corautus Genetics Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ RICHARD E. OTTO

Richard E. Otto Chief Executive Officer

CERTIFICATIONS

I, Robert T. Atwood, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Corautus Genetics Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ ROBERT T. ATWOOD

Robert T. Atwood Chief Financial Officer