Form 10-Q
period 2003-06-30
CORAUTUS GENETICS INC
filed 2003-08-14
CIK 1003929

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27264

Corautus Genetics Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

33-0687976
(I.R.S. Employer Identification no.)

6555 Nancy Ridge Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

Registrant’ s Telephone Number, including area code: (858) 678-0000

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

Yes  ☐    No  ☒

The number of shares of the Common Stock of the registrant outstanding as of August 11, 2003, was 9,987,685.

CORAUTUS GENETICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002	2

	Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2003 and 2002 and the period from July 1, 1991 (inception) to June 30, 2003	3

	Consolidated Statements of Cash Flows (Unaudited) Three and Six Months Ended June 30, 2003 and 2002 and the period from July 1, 1991 (inception) to June 30, 2003	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Signatures

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

CORAUTUS GENETICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417,111	$694,013
Short-term investments	195,070	4,218,020
Accounts receivable	10,743	70,611
Other current assets	144,513	349,047

Total current assets	767,437	5,331,691
Property and equipment, net	474,435	2,616,451
Deferred merger expenses	—	1,323,854
Restricted cash	460,236	450,933
Deferred loan fee	—	45,049
Other assets	146,895	853,078

	$1,849,003	$10,621,056

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,197,028	$1,408,884
Accrued employee benefits	91,497	152,573
Other accrued liabilities	672,363	1,000,030
Capital lease obligation, current portion	875,615	558,825
Notes payable, current portion	107,991	150,772

Total current liabilities	3,944,494	3,271,084
Capital lease obligation, net of current portion	—	431,893
Notes payable, net of current portion	—	74,386
Deferred rent	573,589	592,848
Deferred compensation	66,981	154,016
Commitments
Stockholders’ (deficit) equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, none and 5,830 shares issued and outstanding, liquidation preference of $58,300	—	6
Series B Preferred Stock, none and 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	—	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Common Stock - $0.001 par value, 100,000,000 shares authorized; 9,871,685 and 3,431,393 shares issued and outstanding	9,871	3,431
Additional paid-in capital	66,917,149	51,376,821
Deficit accumulated during development stage	(69,663,608)	(45,282,523)
Accumulated other comprehensive income (loss)	525	(921)

Total stockholders’ (deficit) equity	(2,736,061)	6,096,829

	$1,849,003	$10,621,056

See accompanying notes.

CORAUTUS GENETICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	July 1, 1991 (inception) to June 30, 2003
Revenue	$—	$172,107	$—	$440,237	$2,542,348

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	980,727	2,406,564	2,298,371	4,734,500	34,549,114
Write-off of acquired in-process technology	—	—	17,699,863	—	24,810,292
General and administrative	1,581,480	807,945	2,594,657	1,616,659	14,341,118

Total costs and expenses	2,562,207	3,214,509	22,592,891	6,351,159	74,522,402

Loss from operations	(2,562,207)	(3,042,402)	(22,592,891)	(5,910,922)	(71,980,054)
Other income (expense), net	(345,823)	(6,189)	(1,703,558)	53,844	(2,286,529)
Interest expense	(30,015)	(113,783)	(117,640)	(231,269)	(1,934,047)
Interest income	9,052	247,857	33,002	445,754	2,811,227

Net loss	$(2,928,993)	$(2,914,517)	$(24,381,087)	$(5,642,593)	$(73,389,403)

Basic and diluted loss per share	$(0.30)	$(0.86)	$(2.89)	$(1.66)

Number of weighted-average shares used in the computation of basic and diluted loss per share	9,871,685	3,396,725	8,430,975	3,394,370

See accompanying notes.

CORAUTUS GENETICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		July 1, 1991 (inception) to June 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(24,381,087)	$(5,642,593)	$(73,389,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	16,862,188	—	23,837,193
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	308,595	442,278	2,956,385
Stock and options issued for services and other	73,000	284,458	1,536,133
Accrued interest satisfied through issuance of common stock	—	—	40,245
Loss on disposal of property & equipment	1,932,414	9,623	2,499,269
Amortization of debt discount and loan fee	45,049	135,147	1,261,297
Deferred rent	21,075	122,235	573,589
Change in operating assets and liabilities, net of VGI assets and liabilities acquired:
Accounts receivable	161,008	528,851	90,397
Other current assets	206,748	26,065	(142,299)
Other assets	695,440	(13,969)	(608,572)
Accounts payable	(145,589)	(284,650)	1,263,295
Other current liabilities	(484,669)	483,679	649,851
Other long-term liabilities	(40,334)	40,334	—
Deferred compensation	(87,035)	(246,610)	66,981
Deferred merger costs	1,323,854	—	—

Net cash used in operating activities	(3,509,343)	(4,115,152)	(38,670,082)
Cash flows from investing activities:
Purchase of short-term investments	(168,373)	(5,429,362)	(44,997,774)
Sale of short-term investments	4,192,769	9,144,163	44,803,229
Purchase of property and equipment	(79,685)	(1,400,429)	(4,834,404)

Net cash provided by (used in) investing activities	3,944,711	2,314,372	(5,028,949)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from capital leases and other	—	428,519	3,415,293
Repayment of capital lease and notes payable	(712,270)	(383,064)	(2,314,719)
Proceeds from issuance of common stock upon exercise of options and warrants	—	15,620	954,720
Proceeds from sale of common stock, net of issuance costs	—	—	23,342,760
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash (used in) provided by financing activities	(712,270)	61,075	44,116,142

Net increase (decrease) in cash and equivalents	(276,902)	(1,739,705)	417,111
Cash and equivalents, beginning of period	694,013	2,437,291	—

Cash and equivalents, end of period	$417,111	$697,586	$417,111

See accompanying notes.

CORAUTUS GENETICS INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.	The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Corautus Genetics Inc. as of and for the periods indicated. Corautus presumes that users of the interim financial information have read or have access to Corautus’ audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2002, filed on March 28, 2003, by Corautus have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

Corautus’ consolidated financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Corautus incurred net losses of $24,381,087 for the six months ended June 30, 2003 and had an accumulated deficit of $69,663,608 at June 30, 2003. Although the receipt of $10 million (as discussed in Note 2 below) had a favorable impact on our working capital, our ability to continue as a going concern is dependent on the ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about Corautus’ ability to continue as a going concern. Corautus is aggressively seeking further funding in order to satisfy its projected needs. The outcome of this matter cannot be predicted at this time. Further, there is no assurance, assuming Corautus raises additional funds, that it will achieve positive cash flows. If Corautus is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities, and may not be able to continue in business. These consolidated statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Corautus be unable to continue in business.

2.	On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize vascular endothelial growth factor 2 (VEGF-2) gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which is convertible into 1,385,377 shares of common stock, subject to adjustment for stock splits, combinations, and other reclassifications and reorganizations and to certain anti-dilution adjustments. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which will be recognized as revenue over the term of the license of approximately 12 years. Boston Scientific has committed to purchasing up to $15 million of convertible debt from Corautus based on achievement of certain milestones and at Corautus’ option. Boston Scientific has obtained exclusive rights to distribute Corautus’ VEGF-2 gene products once regulatory approval is obtained.

3.	The following table sets forth pro forma stockholders’ (deficit) equity as of June 30, 2003, giving effect to the investment in Series D Preferred Stock (net of estimated offering cost of $925,000). Additionally, the $1,000,000 license fee was recorded to deferred revenue.

	June 30, 2003
	Actual	Pro Forma
	Unaudited
Stockholders’ (deficit) equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Series D Preferred Stock, none and 1,385,377 shares issued and outstanding, liquidation preference of $9,000,000 prior to any distribution to holders of Series C Preferred Stock and holders of Common Stock	—	1,385
Common Stock - $0.001 par value, 100,000,000 shares authorized; 9,871,685 and 9,871,685 shares issued and outstanding	9,871	9,871
Additional paid-in capital	66,917,149	74,990,764
Deficit accumulated during development stage	(69,663,608)	(69,663,608)
Accumulated other comprehensive income (loss)	525	525

Total stockholders’ (deficit) equity	(2,736,061)	5,338,939

4.	On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular and vascular disease.

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

Pursuant to the Emerging Issues Task Force’s Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business,” Vascular Genetics does not meet the criteria necessary to qualify as a business. Therefore, Corautus’ acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations,” and no goodwill will result from the recording of the transaction. The value of the in-process research and development has been charged to operations upon the close of the merger. The value allocated to acquired workforce is being amortized over two years.

5.	Immediately before consummation of the merger, the 12,890 shares of Series B Preferred Stock outstanding and held by Baxter Healthcare Corporation were converted into 287,274 shares of common stock. Additionally, on February 4, 2003, the stockholders approved an amendment to the certificate of designation of the Series A Preferred Stock that provided Corautus with the ability to convert all outstanding shares of such stock to common stock at its option. On March 6, 2003, the Board of Directors approved a resolution to convert the Series A Preferred Stock into 832,857 shares of Corautus common stock, and such conversion has occurred.

6.	On February 7, 2003, the Board of Directors approved a one-for-seven reverse stock split of the Corautus common stock that was effective on March 10, 2003. All share and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.

7.	During the first quarter of 2003, Corautus decided to abandon its manufacturing facility and move operations to a smaller facility, which had previously been subleased. Due to this decision, all tenant improvements related to the manufacturing facility and certain equipment specifically related to the building were identified as having no future use. A charge of $1,358,000, net of an estimated salvage value of $12,500, was taken during the first quarter of 2003, and an additional charge of $456,000 net of an estimated salvage value of $200,000 was taken during the second quarter of 2003 related to the disposal of excess furniture and equipment. Additionally, Corautus has relinquished the deposit on the manufacturing facility of $700,000 of which $395,000 has been offset against lease payments due through June 30, 2003.

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent or to defenses which we may assert. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million, subject to reductions based on the landlord’s obligations to mitigate damages. We anticipate that we will be able to reach a settlement for significantly less than the total remaining payments, however the outcome of this matter cannot be predicted at this time. Additionally, no estimate of the amount of the settlement is possible due to the continuing negotiations.

8.	Corautus has elected to follow Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of Corautus’ employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recorded.

The estimated weighted average fair value of options granted during the three and six months ended June 30, 2003 was $0.86 and $0.79, respectively. The estimated weighted average fair value of options granted during the three and six months ended June 30, 2002, was $0.40 and $0.40, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the three and six months ended June 30, 2003: risk-free interest rate of 3.5%; expected option life of 2 to 4 years; expected volatility of 90% and a dividend rate of zero.

The Black-Scholes option-pricing model was developed for the use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because Corautus’ employee stock option plans have characteristics significantly different from those of traded options, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Had compensation cost for Corautus’ stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, Corautus’ net loss and loss per share would have been as indicated below:

The assumptions used for grants for the three and six months ended June 30, 2002 were: risk-free interest rate of 2.5%, expected life of 1.5 to 5 years; expected volatility of 90% and a dividend rate of zero.

	Three months Ended June 30, 2003	Three months Ended June 30, 2002	Six months Ended June 30, 2003	Six months Ended June 30, 2002
Net loss – as reported	$(2,928,993)	$(2,914,517)	$(24,381,087)	$(5,642,593)
Net loss – pro forma	$(2,958,779)	$(3,005,251)	(24,505,129)	(5,849,881)
Basic and diluted loss per share – as reported	$(0.30)	$(0.86)	$(2.89)	$(1.66)
Basic and diluted loss per share – pro forma	$(0.30)	$(0.88)	$(2.91)	$(1.72)

9.	Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt and equity securities with maturities in excess of

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

10.	In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three and six month periods ended June 30, 2003 and 2002. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

11.	Cash paid for interest during the six-month periods ended June 30, 2003 and 2002 was $46,000 and $90,000, respectively.

12.	SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for Corautus, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2003, and 2002, respectively, the comprehensive loss consisted of:

	Three months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,928,993)	$(2,914,517)	$(24,381,087)	$(5,642,593)
Other comprehensive loss:
Unrealized gain (loss) on investments	(4,086)	(142,047)	1,447	(279,574)

Comprehensive loss	$(2,933,079)	$(3,056,564)	$(24,379,640)	$(5,922,167)

13.	Corautus is involved in various litigation and administrative proceedings arising in the normal course of business. Except as discussed in Note 7 herein, in the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on Corautus’ financial position, results of operations, or cash flows.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, benefits from the alliance with Boston Scientific, synergies from the merger between GenStar and Vascular Genetics, research, development and commercialization of our product candidates, anticipated trends in our business, approval of our product candidates and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s and GenStar Therapeutics Corporation’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K (File No. 001-15833) filed March 28, 2003, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

RECENT EVENTS

On July 30, 2003, we entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize vascular endothelial growth factor 2 (VEGF-2) gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which is convertible into 1,385,377 shares of common stock, subject to adjustment for stock splits, combinations, and other reclassifications and reorganizations and certain anti-dilution adjustments. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which will be recognized as revenue over the term of the license of approximately 12 years. Boston Scientific has also committed to purchasing up to $15 million of convertible debt from us based on achievement of certain milestones as further discussed herein. Boston Scientific has obtained exclusive rights to distribute our VEGF-2 gene therapy products once regulatory approval is obtained.

The following table sets forth pro forma stockholders’ (deficit) equity as of June 30, 2003 giving effect to the investment in Series D Preferred Stock (net of estimated offering cost of $925,000). Additionally, the $1,000,000 license fee was recorded to deferred revenue.

	June 30, 2003
	Actual	Pro Forma
	Unaudited
Stockholders’ (deficit) equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Series D Preferred Stock, none and 1,385,377 shares issued and outstanding, liquidation preference of $9,000,000 prior to any distribution to holders of Series C Preferred Stock and holders of Common Stock	—	1,385
Common Stock - $0.001 par value, 100,000,000 shares authorized; 9,871,685 and 9,871,685 shares issued and outstanding	9,871	9,871
Additional paid-in capital	66,917,149	74,990,764
Deficit accumulated during development stage	(69,663,608)	(69,663,608)
Accumulated other comprehensive income (loss)	525	525

Total stockholders’ (deficit) equity	(2,736,061)	5,338,939

Additionally, as of July 10, 2003, and consistent with our previous announcements to focus on VEGF-2 and cardiovascular disease, we transferred our rights to certain intellectual property licensed from Baxter Healthcare Corporation to Magnum Therapeutics Corporation, an entity controlled by a former Corautus executive officer. We no longer have any rights to use or develop products related to the MAXIMUM-AD or DUAL-AD technologies.

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

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, VEGF-2, for the treatment of severe cardiovascular and vascular disease.

The shares of our common stock and options and warrants to purchase our common stock issued to the Vascular Genetics stockholders in connection with the merger represented approximately 50% of our outstanding common stock immediately after the merger, assuming exercise of all outstanding options and warrants to purchase common stock and the conversion of all preferred stock, but excluding the conversion of our Series C preferred stock. Because our Series C preferred stock is convertible at the fair value at the date it becomes convertible, which has not yet occurred, and the merger was structured as a merger of equals, the total shares issued to Vascular Genetics stockholders included an additional 71,429 shares in lieu of shares attributable to the conversion of the Series C preferred stock.

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

Pursuant to the Emerging Issues Task Force’s Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business,” Vascular Genetics does not meet the criteria necessary to qualify as a business. Therefore, Corautus’ acquisition of Vascular Genetics does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations,” and no goodwill will result from the recording of the transaction. The value of the in-process research and development has been charged to operations upon the close of the merger. The value allocated to acquired workforce is being amortized over two years.

As discussed elsewhere in this report, we have entered into various license and collaboration agreements with third parties for the commercialization of our VEGF-2 products. After payment of our royalty and other obligations under these agreements, we estimate that we will retain more than one-third of the gross revenues, less sales taxes and other customary deductions, from sales of our VEGF-2 gene therapy products to end users. We will not have any significant marketing or distribution expenses, but we will be responsible for the cost of manufacturing the products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon Corautus’ consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. License fee revenue is recognized ratably over the term of the related license. Contract revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

Patent costs

We expense the costs related to filing and pursuing patent applications as the costs are incurred because the recoverability of such expenditures is uncertain.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made and a related valuation allowance is established. We have significant net operating loss carryforwards. Under Internal Revenue Code sections 382 and 383, our use of net operating loss carryforwards could be limited due to certain changes in our stock ownership.

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

RESULTS OF OPERATIONS

Revenues

Corautus has generated revenues to date of $2,542,000 from contract research agreements and grants. Total revenues for the six months ended June 30, 2003 and 2002 were $0 and $440,000, respectively, and for the three months ended June 30, 2003 and 2002 were $0 and $172,000, respectively. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials and acquired in-process technology.

Research and development and acquired in-process technology

Research and development expenses during the six months ended June 30, 2003 and 2002 were $2,298,000 and $4,735,000, respectively, and for the three months ended June 30, 2003 and 2002 were $981,000 and $2,407,000, respectively. Research and development expense decreased $2,436,000, or 51%, during the six months ended June 30, 2003 compared to the same period of 2002 and decreased $1,426,000, or 59%, in the second quarter of 2003 compared to 2002. Additionally, during the six months ended June 30, 2003, a charge of $17,700,000 was taken for the write-off on acquired in-process technology related to the merger with Vascular Genetics.

During the six months ended June 30, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems. The majority of the research and development costs related to pre-clinical research in these programs areas. Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program.

Beginning in 2003, research and development costs consist primarily of the in-process research and development charge related to the merger with Vascular Genetics, the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials. Research on the MAX-AD, DUAL-AD and lentiviral systems has been terminated. We have substantially completed manufacturing of the VEGF-2 materials for clinical use and believe that we have all of the VEGF-2 material expected to be needed through the Phase IIb clinical trial.

We anticipate initiating Phase IIb clinical trials on our VEGF-2 products in the fourth quarter of 2003. It is estimated that these trials will consist of greater than 400 patients in 20-25 clinical trial sites in the United States and will be a randomized, double-blind, dose ranging, placebo-controlled study, all of which is subject to regulatory approval. Once clinical trials commence, research and development costs are expected to increase significantly. As of June 30, 2003, we employed 11 persons. Due to the expected commencement of the clinical trials, we anticipate increasing our employees to approximately 25 persons.

We estimate that it will take at least five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market. Currently, we estimate the cost to conduct the Phase IIb clinical trials for VEGF-2 gene therapy in the manner as set forth in the proposed protocol will be approximately $30 million. However, additional cost may be associated with any change in the proposed protocol.

General and administrative expense

General and administrative expense during the six months ended June 30, 2003 and 2002 was $2,595,000 and $1,617,000, respectively, and during the three months ended June 30, 2003 and 2002 was $1,581,000 and $808,000, respectively. General and administrative expense increased $978,000, or 60%, in the first six months of 2003 compared to the first six months of 2002, $774,000, or 96%, in the second quarter of 2003 compared to the second quarter of 2002, primarily due to legal fees related to the merger with Vascular Genetics and various fund-raising activities and to severance costs recorded during 2003. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. In future periods, we expect the number of financial and administrative employees to remain relatively constant and overall general and administrative expenses to decline in the short term related to cost reduction efforts and increase once clinical trials commence.

Other income (expense)

Other income (expense) for the six months ended June 30, 2003 was net other expense of $1,704,000 and for the three months ended June 30, 2003 was net other expense of $346,000, which is primarily related to a charge taken to write-off tenant improvements and certain equipment related to our manufacturing facility due to a decision to abandon that facility and relocate to a smaller facility. Other income (expense) for the six months ended June 30, 2002 was net other income of $54,000, primarily related to a legal settlement received in that period. Other income (expense) for the three months ended June 30, 2002 was net other expense of $6,000 related to a write down of unsecured assets.

Interest income and expense

Interest income during the six months ended June 30, 2003 and 2002 was $33,000 and $446,000, respectively, and during the three months ended June 30, 2003 and 2002 was $9,000 and $248,000, respectively. Interest income is a result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit. The decrease is primarily due to a decline in the balances in those investments.

Interest expense for the six months ended June 30, 2003 and 2002 was $118,000 and $231,000, respectively, and during the three months ended June 30, 2003 and 2002 was $30,000 and $114,000, respectively. Interest expense in both periods relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability. The decrease for both the six and three month periods is due to the decline in principal balances of our debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2003, we have primarily financed our operations through private placements of equity and convertible debt securities, research grants and through our collaboration with Baxter Healthcare. We have raised approximately $1.4 million in convertible debt offerings, $25.3 million in private equity financings and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally, we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million. In July 2003, we received $10 million from Boston Scientific Corporation as previously discussed (see “Recent Events”).

Net cash used in operating activities during the six months ended June 30, 2003 and 2002 was $3,509,000 and $4,115,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the six months ended June 30, 2003 and 2002 was $3,945,000 and $2,314,000, respectively, which consists of sales of short-term investments net of purchases of short-term investments and the purchase of property and equipment. Net cash provided by (used in) financing activities for the six months ended June 30, 2003 and 2002 was ($712,000) and $61,000, respectively, which consists primarily of proceeds from our capital lease agreement, offset by repayments of capital leases and notes payable.

As of June 30, 2003, we had cash, cash equivalents and short-term investments totaling $612,000. Due to our limited cash, we discontinued making payments on a capital lease obligation with a balance of $875,615 as of June 30, 2003 and an operating lease for our manufacturing facility (see Note 7 to the financial statements). In July 2003, we received $10 million from Boston Scientific related to an investment in Series D Preferred Stock and a license payment (see “Recent Events” and Note 2 to the financial statements). Subsequent to receiving the funds from Boston Scientific, we paid the originally scheduled amounts due on the capital lease obligation and are planning to negotiate with the lender regarding terms for repayment of the balance. We have also terminated the lease for our manufacturing facility and are continuing discussions with the landlord for the settlement of the remaining payments that would have been due for the original term of such lease.

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

We expect that our existing capital resources, including the $10 million received from Boston Scientific in July 2003, and assuming that we receive the $5 million loan from Boston Scientific upon starting the Phase IIb clinical trials (pursuant to the Loan Agreement), will enable us to maintain our current and planned operations approximately through mid year 2004. We will need to raise substantial additional capital to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

Technology Agreements

Human Genome Sciences License for VEGF-2

In October 1997, Vascular Genetics, our wholly-owned subsidiary, secured an exclusive, worldwide license from Human Genome Sciences, Inc. to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. The license agreement requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. In addition, the license agreement requires us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license.

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

On July 18, 2003, Vascular Genetics and Biosense terminated the collaboration agreement.

Boston Scientific Development Agreement

Pursuant to the Development Agreement, we are required to design and sponsor clinical trials and research and development activities, in the United States and other jurisdictions for which the parties agree, for products using VEGF-2 with an injection catheter or hypodermic needle for the treatment of cardiovascular or vascular disease.

Boston Scientific has granted us a non-exclusive, non-transferable and royalty free license to certain intellectual property. This license is limited to the development of our VEGF-2 products and does not extend to the sale or distribution of such products, if such products are ultimately approved for sale. A license for the sale and distribution or our VEGF-2 products is included in the Distribution Agreement, discussed below. Boston Scientific has also agreed to supply injection catheters for our clinical studies, subject to the terms and conditions described in the Development Agreement, and to assist in clinical activities necessary to support the use of the injection catheters, including training of investigators.

Although the agreement does not extend to the development of our potential VEGF-2 products using delivery technologies other than an injection catheter or hypodermic needle, the parties are required to discuss the joint funding and development of such products in good faith. In any event, we are prohibited from using injection catheters provided by third parties in any clinical trials for development of VEGF-2 products.

Boston Scientific Distribution Agreement

Pursuant to the Distribution Agreement, we have granted Boston Scientific the exclusive right to market, distribute and sell our VEGF-2 products worldwide, if and when such products receive regulatory approval in each jurisdiction. Boston Scientific will purchase our VEGF-2 products, if and when such products receive regulatory approval, at a negotiated price.

During the time that Boston Scientific has exclusive distribution rights to our VEGF-2 products, Boston Scientific has granted to us a non-exclusive and non-transferable license to certain intellectual property. In the event certain patent licenses to Boston Scientific are terminated, we may elect to terminate this license from Boston Scientific and the corresponding obligation to pay royalties.

Boston Scientific Patent Sublicense Agreement

Through our wholly-owned subsidiary Vascular Genetics Inc., we hold a non-exclusive license from Caritas St. Elizabeth’s Medical Center of Boston, Inc. under certain patents relating to the injection of a gene into ischemic tissue. Pursuant to the Patent Sublicense Agreement, we have granted a sublicense of our rights to Boston Scientific and have agreed not to issue other sublicenses of such rights to any third parties. In turn, Boston Scientific has granted a non-exclusive, non-sublicensable and royalty-free sublicense of such rights back to us.

In consideration of the sublicense, Boston Scientific has paid us a fee of $1 million. No royalties are payable by Boston Scientific under such sublicense for its sale of our VEGF-2 products under the Distribution Agreement, if and when such products are approved. However, royalties are payable to us, in an amount equivalent to our royalty obligations to Caritas St. Elizabeth’s Medical Center of Boston, in the event of sales of licensed products by sublicensees of Boston Scientific or in the event of sales of licensed products by Boston Scientific other than our VEGF-2 products under the Distribution Agreement.

Boston Scientific Loan Agreement

At our option, Boston Scientific will purchase convertible debt in three $5 million tranches contingent upon our satisfaction of certain developmental milestones, for a potential maximum amount of $15 million of convertible debt. A separate promissory note will be issued for each $5 million tranche. Each note accrues interest at 6% per annum and is repayable in three annual payments beginning five years after the issuance of the note unless converted due to a change of control. The debt may be converted into common stock upon certain change of control events. The three development milestones that must be satisfied for the issuance of the convertible debt are as follows:

•	Milestone I is the initiation of a Phase IIb clinical trial not later than June 30, 2004;

•	Milestone II is the closing of an equity round of financing, after the date hereof, with net proceeds received by us of at least $10,000,000, and future commitments of at least an additional $10,000,000; and

•	Milestone III is the enrollment of at least 100 patients in Phase III clinical trial.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report) have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) which were required to be included in our periodic SEC filings.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PMSI Barnes Canyon, LLC v. Corautus Genetics Inc., Superior Court, State of California, County of San Diego- In May, 2003, the landlord of the manufacturing facility Corautus leases, located at 10030 Barnes Canyon Road, San Diego, California, filed an unlawful detainer and breach of lease action, claiming Corautus had failed to pay the rents owed under the lease for such facility. On May 27, 2003, we entered into the Agreement for Surrender of Leasehold Interest, Termination of Tenancy and Reservation of Rights Under Lease, terminating the lease and relinquishing the building to the landlord on June 17, 2003. In accordance with the agreement, we vacated the facility on June 17, 2003. The security deposit on that facility in the amount of $699,787 (approximately equivalent to six (6) months rent payments) was relinquished to the landlord. However, we have not resolved the financial issues related to the lease. We are currently in settlement discussions with the landlord; however, we are not able to estimate at this time the amount of additional liability related to this lease. On July 29, 2003, our California counsel was contacted by the landlord’s attorney seeking consent to a stipulation to amend the action to breach of contract and to seek damages under the lease.

William C. Raschke v. GenStar Therapeutics, Inc., Corautus Genetics Inc., and Paul D. Quadros, Superior Court, State of California, County of San Diego. On June 27, 2003, Dr. William Raschke, a former officer and employee of Corautus, filed a lawsuit against Corautus and one of its directors, Paul D. Quadros, asserting, among other matters, that we refused to allow him to sell shares of Corautus common stock he held while he was employed by us. He asserts that he suffered substantial damages because our stock price was much lower after he was no longer employed by us than during the time he was our employee. Dr. Raschke seeks to be compensated for such alleged losses. We currently anticipate that the parties will participate in non-binding mediation to seek to resolve the dispute.

Item 2. Changes In Securities

Series D Preferred Stock

In July 2003, we designated 1,400,000 shares of our authorized preferred stock, par value $0.001 per share, as Series D preferred stock. On July 30, 2003, we sold and issued 1,385,377 shares of such Series D preferred stock to Boston Scientific for an aggregate consideration of $9 million in cash, or approximately $6.50 per share. The Series D preferred stock generally has the following rights and preferences:

Dividends. The holders of the Series D preferred stock are entitled to receive dividends, if and when such dividends are declared, in an amount that such holders would have received had they converted such shares of Series D preferred stock into common stock before the record date for such dividend.

Liquidation Preference. The liquidation preference of the Series D preferred stock ranks equal to the Series C preferred stock and senior to the common stock. The liquidation preference of the Series D preferred stock is equal to the greater of (a) $6.50 per share (subject to appropriate adjustments for stock splits or combinations) plus all declared and unpaid dividends and (b) the amount that the holders of such Series D preferred stock would have received had such Series D preferred stock been converted into common stock prior to liquidation. After payment in full of such liquidation preference, no further amounts will be paid with respect to the Series D preferred stock.

Voting Rights. The shares of Series D preferred stock will be voted equally with the shares of common stock, voting together as a class. Each holder of Series D preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series D preferred stock are convertible. We must obtain the vote or written consent of at least two-thirds of the outstanding shares of the Series D preferred stock prior to:

•	amending or repealing any provision of our certificate of incorporation, by merger or otherwise, so as to adversely affect the preferences and rights of the Series D preferred stock,
•	increasing the authorized amount of or issuing any additional shares of Series D preferred stock,
•	creating, authorizing, increasing the authorized amount of or issuing any securities that are senior to the Series D preferred stock as to the payment of dividends or the distribution of assets upon liquidation, or
•	effecting any split or reverse stock split of the Series D preferred stock.

Terms of Conversion and Adjustments. Each share of outstanding Series D preferred stock is convertible into common stock at any time at the election of the holder. Each share of Series D preferred stock is convertible into one share of common stock, subject to adjustment of such conversion rate for stock splits, combinations and other reclassifications and reorganizations. The holders of the Series D preferred stock also have an anti-dilution right pursuant to which the conversion rate for the Series D preferred stock will generally be increased upon the issuance by us of any common stock, preferred stock or other securities for a consideration per share less than $4.50 (as adjusted for any splits or combinations for the common stock). The issuance of options to directors, officers, employees and consultants pursuant to approved stock option plans and certain other specified issuances are excluded from this anti-dilution right.

Other Protective Provisions. If we issue any other class or series of preferred stock, except certain senior securities approved by the holders of the Series D preferred stock, the rights and preferences of the Series D preferred stock will be automatically amended to incorporate the following rights and preferences of such additional preferred stock to the extent such terms are more favorable, as determined in good faith by our Board of Directors:

•	the right to vote as a single class or together with any other class on any matter other than designated matters specific to such additional preferred stock;

•	the right to treat any event, such as a change of control, as a liquidation event entitling such preferred stock to a distribution of its liquidation preference;

•	the right to receive an adjustment to the conversion rate of such preferred into common stock pursuant to a more favorable formula upon the issuance of additional securities, a distribution of assets or spin-off transaction or the consummation of a tender offer by us for the common stock;

•	the right of such preferred stock to be redeemed at the option of its holders;

•	the right to receive dividends or other distributions; and

•	any covenant relating to the operation, business, capitalization or sale of the company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description
4.1	Certificate of Designation for Series D Preferred Stock
10.1	Investment Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003.
10.2	Investor Rights Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003.
10.3	Loan Agreement by and among Corautus, Boston Scientific Corporation, and Vascular Genetics Inc., dated July 30, 2003.
10.4	Development Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003.
10.5	Distribution Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003.
10.6	Employment Agreement by and between Corautus and Richard E. Otto, dated May 14, 2003

Exhibit No.	Description
10.7	Employment Agreement by and between Corautus and Robert T. Atwood, dated May 14, 2003.
10.8	Retention Agreement by and between Corautus and Carin D. Sandvik, dated April 15, 2003.
31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer, and Robert T. Atwood, Chief Financial Officer.
32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer, and Robert T. Atwood, Chief Financial Officer.

         (b)   Reports on Form 8-K.

         Current report on Form 8-K dated April 4, 2003, regarding the issuance of a news release pertaining to implementation of post-merger plans.

         Current report on Form 8-K dated July 30, 2003, regarding the issuance of a news release pertaining to transaction with Boston Scientific Corporation.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.

CORAUTUS GENETICS INC.
a Delaware Corporation

/s/ CARIN D. SANDVIK

Carin D. Sandvik
Vice President, Finance and Administration
Chief Accounting Officer
(Principal accounting officer)