Form 10-Q
period 2003-09-30
CORAUTUS GENETICS INC
filed 2003-11-13
CIK 1003929

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27264

Corautus Genetics Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0687976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Fifth Street, Suite 313, Atlanta GA	30308
(Address of principal executive offices)	(Zip code)

(404) 526-6200

Registrant’ s Telephone Number, including area code

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

Yes ☐   No ☒

The number of shares of the Common Stock of the registrant outstanding as of November 12, 2003, was 10,013,459.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,808,861	$694,013
Short-term investments	—	4,218,020
Accounts receivable	23,118	70,611
Other current assets	358,084	349,047

Total current assets	7,190,063	5,331,691
Property and equipment, net	303,587	2,616,451
Deferred merger expenses	—	1,323,854
Restricted cash	—	450,933
Deferred loan fee	—	45,049
Other assets	134,593	853,078

	$7,628,243	$10,621,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,032,220	$1,408,884
Accrued employee benefits	76,028	152,573
Other accrued liabilities	271,097	1,000,030
Accrued lease termination settlement, current portion	1,590,030	—
Capital lease obligation, current portion	513,090	558,825
Notes payable, current portion	—	150,772
Deferred revenue, current portion	83,333	—

Total current liabilities	3,565,798	3,271,084
Accrued lease termination settlement, net of current portion	1,829,042	—
Capital lease obligation, net of current portion	—	431,893
Notes payable, net of current portion	—	74,386
Other long-term liabilities	13,160	592,848
Deferred compensation	67,667	154,016
Deferred revenue, net of current portion	902,778	—
Commitments
Stockholders’ equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, none and 5,830 shares issued and outstanding, liquidation preference of $58,300	—	6
Series B Preferred Stock, none and 12,890 shares issued and outstanding, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	—	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,000,000 prior to any distribution to holders of Series A Preferred stock	1,385	—
Common Stock - $0.001 par value, 100,000,000 shares authorized; 9,994,066 and 3,431,393 shares issued and outstanding	9,994	3,431
Additional paid-in capital	75,093,323	51,376,821
Deficit accumulated during development stage	(73,854,906)	(45,282,523)
Accumulated other comprehensive income (loss)	—	(921)

Total stockholders’ equity	1,249,798	6,096,829

	$7,628,243	$10,621,056

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		July 1, 1991 (inception) to September 30, 2003
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue	$13,889	$422,565	$13,889	$862,802	$2,556,237

Costs and expenses:
Cost of sales	—	—		—	821,878
Research and development	419,665	2,282,487	2,718,036	7,016,987	34,968,779
Write-off of property and equipment	17,869	—	1,831,809	—	1,849,672
Write-off of acquired in-process technology	—	—	17,699,863	—	24,810,292
General and administrative	3,807,135	776,978	6,401,792	2,393,637	18,148,253

Total costs and expenses	4,244,669	3,059,465	28,651,500	9,410,624	80,598,874

Loss from operations	(4,230,780)	(2,636,900)	(28,637,611)	(8,547,822)	(78,042,637)
Other income (expense), net	14,092	—	124,474	53,844	(440,634)
Interest expense	(27,782)	(119,162)	(145,422)	(350,431)	(1,961,829)
Interest income	53,174	67,503	86,176	513,257	2,864,401

Net loss	$(4,191,296)	$(2,688,559)	$(28,572,383)	$(8,331,152)	$(77,580,699)

Basic and diluted loss per share	$(0.42)	$(0.79)	$(3.20)	$(2.45)

Number of weighted-average shares used in the computation of basic and diluted loss per share	9,907,624	3,414,136	8,923,191	3,400,958

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,		July 1, 1991 (inception) to September 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(28,572,383)	$(8,331,152)	$(77,580,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	16,862,188	—	23,837,193
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	340,791	698,859	2,988,581
Stock and options issued for services and other	139,500	448,404	1,602,633
Accrued interest satisfied through issuance of common stock	—	—	40,245
Loss on disposal of property & equipment	1,950,455	9,623	2,517,311
Amortization of debt discount and loan fee	45,049	202,723	1,261,297
Deferred rent	(539,354)	175,478	13,160
Deferred revenue	986,111	—	986,111
Change in operating assets and liabilities, net of VGI assets and liabilities acquired:
Accounts receivable	148,633	258,693	78,022
Other current assets	(6,823)	(15,980)	(355,870)
Other assets	1,167,978	(623,921)	(136,034)
Accounts payable	(1,310,397)	(17,718)	98,487
Other current liabilities	688,621	385,196	1,823,141
Other long-term liabilities	1,788,709	40,332	1,829,042
Deferred compensation	(86,349)	(229,001)	67,667
Deferred merger costs	1,323,854	—	—

Net cash used in operating activities	(5,073,417)	(6,998,464)	(40,234,156)
Cash flows from investing activities:
Purchase of short-term investments	(168,899)	(5,451,003)	(44,998,300)
Sale of short-term investments	4,387,840	13,260,390	44,998,300
Proceeds from sale of property and equipment	54,931	—	54,931
Purchase of property and equipment	(88,185)	(1,361,300)	(4,842,904)

Net cash provided by (used in) investing activities	4,185,687	6,448,087	(4,787,973)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from capital leases and other	—	428,519	3,415,292
Repayment of capital lease and notes payable	(1,108,604)	(615,003)	(2,711,053)
Proceeds from issuance of common stock upon exercise of options and warrants	26,806	45,321	981,527
Proceeds from sale of common stock, net of issuance costs	—	—	23,342,760
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	8,084,376	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by (used in) financing activities	7,002,578	(141,163)	51,830,990

Net increase (decrease) in cash and equivalents	6,114,848	(691,540)	6,808,861
Cash and equivalents, beginning of period	694,013	2,437,291	—

Cash and equivalents, end of period	$6,808,861	$1,745,751	$6,808,861

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

1.	The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Corautus Genetics Inc. as of and for the periods indicated. Corautus presumes that users of the interim financial information have read or have access to Corautus’ audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures that would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2002, filed on March 28, 2003, by Corautus have been omitted. The financial information herein is not necessarily representative of a full year’s operations.

Corautus’ consolidated financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Corautus is currently transitioning its finance and administrative operations from its San Diego, California location to its Atlanta, Georgia location. The Company’s headquarters will be in Atlanta and clinical operations will be based in Atlanta as well. Research and development activities will remain in California.

Corautus incurred net losses of $28,572,000 for the nine months ended September 30, 2003 and had an accumulated deficit of $73,855,000 at September 30, 2003. Although the receipt of $10 million (as discussed in Note 2 below) had a favorable impact on our working capital, our ability to continue as a going concern is dependent on the ability to achieve profitable operations and to obtain additional capital. These factors raise substantial doubt about Corautus’ ability to continue as a going concern. Corautus is seeking further funding in order to satisfy its projected needs. The outcome of this matter cannot be predicted at this time. Further, there is no assurance, assuming Corautus raises additional funds, that it will achieve positive cash flows. If Corautus is not able to secure additional funding, it will be required to further scale back its research and development programs, pre-clinical studies and clinical trials, and general and administrative activities, and may not be able to continue in business. These consolidated statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should Corautus be unable to continue in business.

2.	On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize vascular endothelial growth factor 2 (VEGF-2) gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which is convertible into the same number of shares of common stock, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific has committed to purchasing up to $15 million of convertible debt from Corautus based on achievement of certain milestones. Boston Scientific has obtained exclusive rights to distribute Corautus’ VEGF-2 gene products, once regulatory approval is obtained.

3.	On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using VEGF-2 for the treatment of severe cardiovascular disease.

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

4.	Immediately before consummation of the merger, the 12,890 shares of Series B Preferred Stock outstanding and held by Baxter Healthcare were converted into 287,274 shares of common stock. Additionally, on February 4, 2003, the stockholders approved an amendment to the certificate of designation of the Series A Preferred Stock that provided Corautus with the ability to convert all outstanding shares of the Series A Preferred Stock to common stock at its option. On March 6, 2003, the Board of Directors approved a resolution to convert the Series A Preferred Stock into 832,857 shares of Corautus common stock.

5.	On February 7, 2003, the Board of Directors approved a one-for-seven reverse stock split of the Corautus common stock that was effective on March 10, 2003. All share and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.

6.	During the first quarter of 2003, Corautus decided to abandon its manufacturing facility and move operations to a smaller facility, which had previously been subleased by Corautus to a third party. Due to this decision, all tenant improvements related to the manufacturing facility and certain equipment specifically related to the building were identified as having no future use. A charge of $1,358,000, net of an estimated salvage value of $12,500, was taken during the first quarter of 2003, and an additional charge of $456,000 net of an estimated salvage value of $200,000 was taken during the second quarter of 2003 related to the disposal of excess furniture and equipment. Additionally, Corautus has forfeited the deposit on the manufacturing facility of $700,000.

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. We have entered into a settlement and release agreement with the landlord for the settlement of the remaining payments that would have been due for the original term of such lease. Pursuant to the settlement and release agreement, dated as of November 7, 2003, Corautus is obligated to pay or deliver to the landlord the following:

- immediately upon execution of the agreement, a warrant to acquire 100,000 shares of Corautus Common Stock at an exercise price of $4.50 per share;

- $650,000 in cash on or before April 15, 2004, in one or more installments;

- an aggregate of $550,000 in cash in twenty-two equal consecutive monthly installments beginning February 2004;

- for twenty-four months beginning November 2003, that number of shares of Corautus Common Stock which on the first day of each such month shall have a trading value of $50,000;

$681,000 in cash on or before January 5, 2006, subject to reduction for certain amounts received by the landlord prior to December 1, 2004 from re-leasing the property.

Corautus will deliver to the landlord a standby letter of credit for $681,000, securing a portion of its obligations under the agreement. Corautus has agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Effective with the delivery of the letter of credit and the $650,000 cash payment due on or before April 15, 2004, Corautus will be released from its obligations under the lease.

The net present value of this settlement amount of $3.4 million has been accrued as of September 30, 2003, of which $1,590,000 is included in current liabilities and $1,829,000 is included in long-term liabilities.

Additionally, due to our restrained cash situation prior to receiving $10 million from Boston Scientific related to an investment in Series D Preferred Stock and a license payment, we discontinued making payments on a capital lease obligation. Subsequent to receiving the funds from Boston Scientific, we paid the originally scheduled amounts due on the capital lease obligation and are currently negotiating with the lender regarding terms for security and repayment of the remaining balance. Until such negotiations are complete, the remaining balance of $484,000 has been classified on the balance sheet as a current liability.

7.	Corautus has elected to follow Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of Corautus’ employee stock options equals the estimated market price of the underlying stock on the date of grant, no compensation has been recorded.

The estimated weighted average fair value of options granted during the three and nine months ended September 30, 2003 was $1.65 and $0.77, respectively. The estimated weighted average fair value of options granted during the nine months ended September 30, 2002 was $0.40. There were no options granted during the three months ended September 30, 2002. The fair value of each option grant for disclosure under FAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model.

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

Had compensation cost for Corautus’ stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, Corautus’ net loss and loss per share would have been as indicated below.

The assumptions used for grants for the three and nine months ended September 30, 2003 and 2002 were: risk-free interests rate of 2.5%, expected life of 1.5 to 5 years; expected volatility of 90% and a dividend rate of zero.

	Three months Ended September 30, 2003	Three months Ended September 30, 2002	Nine months Ended September 30, 2003	Nine months Ended September 30, 2002
Net loss – as reported	$(4,191,000)	$(2,689,000)	$(28,572,000)	$(8,331,000)
Net loss – pro forma	$(4,272,000)	$(2,816,000)	$(28,780,000)	$(8,704,000)
Basic and diluted loss per share – as reported	$(0.42)	$(0.79)	$(3.20)	$(2.45)
Basic and diluted loss per share – pro forma	$(0.43)	$(0.82)	$(3.22)	$(2.56)

8.	Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt and equity securities with maturities in excess of 90 days when purchased. In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss.

9.	In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2003 and 2002. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for Common Stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

10.	Cash paid for interest during the nine-month periods ended September 30, 2003 and 2002 was $96,000 and $115,000, respectively, primarily related to equipment financing.

11.	SFAS No. 130, Reporting Comprehensive Income, reporting and displaying comprehensive income (loss) and its components which, for Corautus, includes net loss and unrealized gains and losses on investments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2003, and 2002, respectively, the comprehensive loss consisted of:

	Three months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,191,296)	$(2,688,559)	$(28,572,383)	$(8,331,152)
Other comprehensive loss:
Unrealized gain (loss) on investments	(525)	23,473	921	(256,101)

Comprehensive loss	$(4,191,821)	$(2,665,086)	$(28,571,462)	$(8,587,253)

12.	Corautus is involved in various litigation and administrative proceedings arising in the normal course of business, including a lawsuit filed by a former employee against Corautus and one of its directors. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on Corautus’ financial position, results of operations, or cash flows.

13.	Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

14.	In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We are required to adopt this provision for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s results of operations and financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using VEGF-2 for the treatment of severe cardiovascular disease.

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

On July 30, 2003, we entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize VEGF-2 gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which is convertible into the same number of shares of common stock, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific has also committed to purchasing up to $15 million of convertible debt from us based on achievement of certain milestones as further discussed herein. Boston Scientific has obtained exclusive rights to distribute our VEGF-2 gene therapy products once regulatory approval is obtained.

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

RESULTS OF OPERATIONS

Revenues

Total revenues for the nine months ended September 30, 2003 and 2002 were $14,000 and $863,000, respectively, and for the three months ended September 30, 2003 and 2002 were $14,000 and $423,000, respectively. We do not anticipate revenues from products for at least five years. Product revenues are contingent on the success of our clinical trials and acquired in-process technology.

Research and development and acquired in-process technology

Research and development expenses during the nine months ended September 30, 2003 and 2002 were $2,718,000 and $7,017,000, respectively, and for the three months ended September 30, 2003 and 2002 were $420,000 and $2,282,000, respectively. Research and development expense decreased $4,299,000, or 61%, during the nine months ended September 30, 2003 compared to the same period of 2002 and decreased $1,862,000, or 82%, in the second quarter of 2003 compared to 2002. Additionally, during the nine months ended September 30, 2003, a charge of $17,700,000 was taken for the write-off on acquired in-process technology related to the merger with Vascular Genetics.

During the nine months ended September 30, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems. The majority of the research and development costs related to pre-clinical research in these programs areas. Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program.

Beginning in 2003, research and development costs consist primarily of the in-process research and development charge related to the merger with Vascular Genetics, the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials. Research on the MAX-AD, DUAL-AD and lentiviral systems has been terminated. We have substantially completed the manufacturing of the VEGF-2 materials and believe that we have all of the VEGF-2 material expected to be needed through the Phase IIb clinical trial.

Corautus filed its Protocol for its Phase II(b) clinical trial of the VEGF-2 gene on September 23, 2003. Because the thirty day period provided by the U.S. Food and Drug Administration for comments and questions on the Protocol has expired, Corautus is proceeding with the site specific filings associated with the first site of its Phase II(b) clinical trial. Corautus expects to initiate its Phase II(b) clinical trial in the fourth quarter of 2003. As filed with the FDA, the Phase II(b) clinical trial is proposed to be a greater than 400 patient, multi-center, randomized, double-blind, dose ranging placebo-controlled study. As in earlier trials, the primary endpoint will be the measurement of any difference in Exercise Tolerance Time (treadmill time) and the two secondary endpoints are to be Nuclear Perfusion Imaging (SPECT) to show a decrease in ischemic tissue and a decrease in angina. This study is being designed for Class III and Class IV angina patients who have been unresponsive to conventional therapy, such as medication, surgery or minimally invasive interventional procedures.

Once clinical trials commence, research and development costs are expected to increase significantly. As of September 30, 2003, we employed 15 persons. Due to the expected commencement of the clinical trials, we anticipate increasing our employees to approximately 25 persons by early 2004. We estimate that it will take approximately five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market. Currently, we estimate the cost to conduct the Phase IIb clinical trials for VEGF-2 gene therapy in accordance with the protocol will be approximately $30 million. However, additional cost may be associated with any change in the protocol.

Write-off of property and equipment

The write-off of property and equipment of $1,832,000 in the nine months ended September 30, 2003 relates to the decision to abandon our manufacturing facility and outsource our manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations.

General and administrative expense

General and administrative expense during the nine months ended September 30, 2003 and 2002 was $6,402,000 and $2,394,000, respectively, and during the three months ended September 30, 2003 and 2002 was $3,807,000 and $777,000, respectively. General and administrative expense increased $4,008,000, or 167%, in the first nine months of 2003 compared to the first nine months of 2002, $3,030,000, or 390%, in the third quarter of 2003 compared to the third quarter of 2002, primarily due to the accrual of $3.4 million related to the settlement of a lease obligations (see Note 6 to the financial statements), legal fees related to the merger with Vascular Genetics and various fund-raising activities and to severance costs recorded during 2003. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. In future periods, we expect the number of financial and administrative employees to remain relatively constant and overall general and administrative expenses to increase once clinical trials commence. The corporate headquarters including all financial and administrative operations are currently being transitioned from San Diego, California to Atlanta, Georgia.

Interest income and expense

Interest income during the nine months ended September 30, 2003 and 2002 was $86,000 and $513,000, respectively, and during the three months ended September 30, 2003 and 2002 was $53,000 and $68,000, respectively. Interest income is a result of investment of excess cash in money market accounts, corporate and international notes and certificates of deposit. The decrease is primarily due to a decline in the average balances in those investments.

Interest expense for the nine months ended September 30, 2003 and 2002 was $145,000 and $350,000, respectively, and during the three months ended September 30, 2003 and 2002 was $28,000 and $119,000, respectively. Interest expense in both periods relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability. The decrease for both the nine and three month periods is due to the decline in principal balances of our debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2003, we have primarily financed our operations through private placements of equity and convertible debt securities, research grants and through our collaboration with Baxter Healthcare. We have raised approximately $1.4 million in convertible debt offerings, $34.3 million in private equity financings, equity funding of $14.9 million related to our relationship with Baxter Healthcare and $9 million in equity financing related to our relationship with Boston Scientific. Additionally, we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million

Net cash used in operating activities during the nine months ended September 30, 2003 and 2002 was $5,073,000 and $6,998,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses and is net of the non-cash portion of write-off of in-process technology of $16,862,000. Net cash provided by investing activities during the nine months ended September 30, 2003 and 2002 was $4,186,000 and $6,448,000, respectively, which consists of sales of short-term investments net of purchases of short-term investments, proceeds from the sale of property and equipment and the purchase of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2003 was $7,003,000 which consists of proceeds from the sale of Series D Preferred Stock to Boston Scientific offset by repayments of capital leases and notes payable. Net cash used in financing activities for the nine months ended September 30, 2002 was $141,000, which consists primarily of proceeds from our capital lease agreement, offset by repayments of capital leases and notes payable.

Due to our restrained cash situation prior to receiving the $10 million from Boston Scientific related to an investment in Series D Preferred Stock and a license payment (see Note 2 to the financial statements), we discontinued making payments on a capital lease obligation and a operating lease for our manufacturing facility (see Note 6 to the financial statements). Subsequent to receiving the funds from Boston Scientific, we paid the originally scheduled amounts due on the capital lease obligation and are currently negotiating with the lender regarding terms for security and repayment of the balance. Until such negotiations are complete, the balance of $484,000 has been classified on the balance sheet as a current liability. We have also terminated the lease for our manufacturing facility and have entered into a settlement and release agreement with the landlord for the settlement of the remaining payments that would have been due for the original term of such lease. Pursuant to the settlement and release agreement, dated as of November 7, 2003, Corautus is obligated to pay or deliver to the landlord the following:

- immediately upon execution of the agreement, a warrant to acquire 100,000 shares of Corautus Common Stock at an exercise price of $4.50 per share;

- $650,000 in cash on or before April 15, 2004, in one or more installments;

- an aggregate of $550,000 in cash in twenty-two equal consecutive monthly installments beginning February 2004;

- for twenty-four months beginning November 2003, that number of shares of Corautus Common Stock which on the first day of each such month shall have a trading value of $50,000;

- $681,000 in cash on or before January 5, 2006, subject to reduction for certain amounts received by the landlord prior to December 1, 2004 from re-leasing the property.

Corautus will deliver to the landlord a standby letter of credit for $681,000, securing a portion of its obligations under the agreement. Corautus has agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Effective with the delivery of the letter of credit and the $650,000 cash payment due on or before April 15, 2004, Corautus will be released from its obligations under the lease.

The net present value of this settlement amount of $3.4 million has been accrued as of September 30, 2003, of which $1,590,000 is included in current liabilities and $1,829,000 is included in long-term liabilities.

As of September 30, 2003, we had cash and cash equivalents totaling $6,809,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities.

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

We expect that our existing capital resources, including the $10 million received from Boston Scientific in July 2003, and assuming that we receive a $5 million milestone-based convertible loan from Boston Scientific upon starting the Phase IIb clinical trials (pursuant to the Loan Agreement), will enable us to maintain our current and planned operations into the third quarter of 2004. We will need to raise substantial additional capital to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

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

The license agreement with Human Genome Science requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial within three months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than September 30, 2004;

•	we must have an official end of Phase II meeting with the FDA no later than September 30, 2005;

•	if both a Phase IIb and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than 6 months after the end of the Phase II meeting, but no later than March 31, 2006 and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

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

On July 18, 2003, Vascular Genetics and Biosense terminated the collaboration agreement.

Boston Scientific Development Agreement

Pursuant to the Development Agreement, we are required to design and sponsor clinical trials and research and development activities, in the United States and other jurisdictions for which the parties agree, for products using VEGF-2 with an injection catheter or hypodermic needle for the treatment of cardiovascular or vascular disease. In this regard, we have agreed to use commercially reasonable efforts to initiate a Phase IIb trial not later than September 30, 2004, initiate a Phase III clinical trial, if needed, not later than March 31, 2006, and file a marketing application for at least one product no later than December 31, 2008.

Boston Scientific has granted to us a non-exclusive, non-transferable and royalty free license under all patents owned or licensed and sublicensable by Boston Scientific that are necessary for the commercialization of our VEGF-2 products. This license is limited to the development of our VEGF-2 products and does not extend to the sale or distribution of such products, if such products are ultimately approved for sale. A license for the sale and distribution or our VEGF-2 products is included in the Distribution Agreement, discussed below. Boston Scientific has also agreed to supply injection catheters for our clinical studies under the Development Agreement and to assist in clinical activities necessary to support the use of the injection catheters, including training of investigators.

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

Boston Scientific will purchase our VEGF-2 products, if and when such products receive regulatory approval, at a wholesale price based on a percentage of the net revenues received by Boston Scientific for its sales of such products, which wholesale price may not in any event be less than a minimum price designed to recover our costs of production. However, in the event of any sale of our VEGF-2 business, including a merger or other transaction, to certain competitors designated by Boston Scientific from time to time, the percentage upon which the wholesale price is based will be reduced.

During the time that Boston Scientific has exclusive distribution rights to our VEGF-2 products, Boston Scientific has granted to us a non-exclusive and non-transferable license under all patents owned or licensed and sublicensable by Boston Scientific that are necessary for the commercialization of our VEGF-2 products. For such license, we are required to pay Boston Scientific a royalty equal to a percentage of the wholesale price that Boston Scientific pays us for our VEGF-2 products, when and if such sales are made. However, in the event certain patent licenses to Boston Scientific are terminated, we may elect to terminate this license from Boston Scientific and the corresponding obligation to pay royalties.

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

MAX-AD FVIII License

As of July 10, 2003, and consistent with our previous announcements to focus on VEGF-2 and cardio vascular disease, we transferred our rights to certain intellectual property licensed from Baxter Healthcare Corporation to Magnum Therapeutics Corporation, an entity controlled by a former Corautus executive officer. We no longer have any rights to use or develop products related to the MAX-AD FVIII product for hemophilia.

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

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) which were required to be included in our periodic SEC filings.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

PMSI Barnes Canyon, LLC v. Corautus Genetics Inc., Superior Court, State of California, County of San Diego- In May 2003, the landlord of the manufacturing facility Corautus leased, located at 10030 Barnes Canyon Road, San Diego, California, filed an unlawful detainer and breach of lease action, claiming Corautus had failed to pay the rents owed under the lease for such facility. On May 27, 2003 we entered into the Agreement for Surrender of Leasehold Interest, Termination of Tenancy and Reservation of Rights Under Lease, terminating the lease and relinquishing the building to the landlord on June 17, 2003. The security deposit on that facility in the amount of $699,787 (approximately equivalent to six (6) months rent payments) was forfeited to the landlord. On November 12, 2003, the lawsuit was dismissed by the landlord without prejudice. This dismissal was pursuant to a settlement and release agreement with the landlord dated November 7, 2003 for the settlement of the remaining payments that would have been due for the original term of such lease, which is described herein under the heading “Liquidity and Capital Resources.”

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

Series D Preferred Stock

In July 2003, we designated 1,400,000 shares of our authorized preferred stock, par value $0.001 per share, as Series D preferred stock. On July 30, 2003, we issued 1,385,377 shares of such Series D preferred stock to Boston Scientific for an aggregate consideration of $9 million in cash, or approximately $6.50 per share. The Series D preferred stock generally has the following rights and preferences:

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

Voting Rights. The shares of Series D preferred stock will be voted equally with the shares of common stock, voting together as a class. Each holder of Series D preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series D preferred stock are convertible. We must obtain the vote or written consent of at least two-thirds of the outstanding shares of the Series D preferred stock prior to (a) amending or repealing any provision of our certificate of incorporation, by merger or otherwise, so as to adversely affect the preferences and rights of the Series D preferred stock, (b) increasing the authorized amount of or issuing any additional shares of Series D preferred stock, (c) creating, authorizing, increasing the authorized amount of or issuing any securities that are senior to the Series D preferred stock as to the payment of dividends or the distribution of assets upon liquidation, of (d) effecting any split or reverse stock split of the Series D preferred stock.

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

Other Protective Provisions. If we issue any other class or series of preferred stock, except certain senior securities approved by the holders of the Series D preferred stock, the rights and preferences of the Series D preferred stock will be automatically amended to incorporate the following rights and preferences of such additional preferred stock to the extent such terms are more favorable, as determined in good faith by our Board of Directors: (a) the right to vote as a single class or together with any other class on any matter other than designated matters specific to such additional preferred stock; (b) the right to treat any event, such as a change of control, as a liquidation event entitling such preferred stock to a distribution of its liquidation preference; (c) the right to receive an adjustment to the conversion rate of such preferred into common stock pursuant to a more favorable formula upon the issuance of additional securities, a distribution of assets or spin-off transaction or the consummation of a tender offer by us for the common stock; (d) the right of such preferred stock to be redeemed at the option of its holders; (e) the right to receive dividends or other distributions; and (f) any covenant relating to the operation, business, capitalization or sale of the company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters To A Vote Of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports On Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation together with Certificate of Designation for Series D Preferred Stock (incorporated by reference from Exhibit 3.1 of our Form 10-Q filed August 14, 2003).

4.1	Certificate of Designation for Series D Preferred Stock (incorporated by reference from Exhibit 3.1 of our Form 10-Q filed August 14, 2003).

10.1	Investment Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003 (incorporated by reference from Exhibit 10.1 of our Form 10-Q filed August 14, 2003).

10.2	Investor Rights Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003 (incorporated by reference from Exhibit 10.2 of our Form 10-Q filed August 14, 2003).

10.3	Loan Agreement by and among Corautus, Boston Scientific Corporation, and Vascular Genetics Inc., dated July 30, 2003 (incorporated by reference from Exhibit 10.3 of our Form 10-Q filed August 14, 2003).

10.4	Development Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003 (incorporated by reference from Exhibit 10.4 of our Form 10-Q filed August 14, 2003).

10.5	Distribution Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003 (incorporated by reference from Exhibit 10.5 of our Form 10-Q filed August 14, 2003).

10.6	Employment Letter by and between Corautus and Jack W. Callicutt, dated August 27, 2003

10.7	Employment Letter by and between Corautus and Nina Vincent Sewell, dated August 26, 2003.

10.8	Employment Letter by and between Corautus and Yawen Chiang, dated September 22, 2003.

10.9	Settlement Agreement by and between Corautus and PMSI Barnes Canyon, LLC dated November 7, 2003.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

(b) Reports on Form 8-K.

Current report on Form 8-K dated July 30, 2003, regarding the issuance of a news release pertaining to transaction with Boston Scientific Corporation.

Current report on Form 8-K dated July 30, 2003, to announce a conference call on July 31, 2003 regarding the Boston Scientific Corporation transaction and strategic initiatives.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2003.

CORAUTUS GENETICS INC. a Delaware Corporation

/s/ JACK W. CALLICUTT

Jack W. Callicutt Vice President, Finance & Administration (Principal accounting officer)