Form 10-K
period 2003-12-31
CORAUTUS GENETICS INC
filed 2004-03-30
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-27264

CORAUTUS GENETICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0687976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

75 Fifth Street, NW, Suite 313, Atlanta, Georgia 30308

(Address of principal executive offices) (Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(404) 526-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

Title of Class	Name of Each Exchange Where Registered
COMMON STOCK, $.001 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No.  ☒.

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,160,384 (based on a closing price of $2.95 per share for the registrant’s common stock on the American Stock Exchange on June 30, 2003 - adjusted to reflect a one-for-seven reverse stock split effective March 10, 2003). The number of shares of the common stock of the registrant outstanding as of March 24, 2004, was 12,394,256 and the closing price on March 24, 2004 was $6.80 per share.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 7, 2004, are incorporated by reference in Part III hereof.

CORAUTUS GENETICS INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-K

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied. This annual report and the documents incorporated by reference in this annual report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, benefits from the alliance with Boston Scientific, synergies from the merger between GenStar and Vascular Genetics, research, development and commercialization of our product candidates, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, and other risks that could cause actual results to differ materially. The forward-looking statements are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Corautus Genetics Inc. (referred to as “we,” “us,” “our” or “Corautus”) is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes. The following discussion must be read in conjunction with, and is subject to, the risks and uncertainties set forth in “Risks and Uncertainties” starting on page 16 of this report.

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

In connection with the merger with Vascular Genetics, effective as of February 5, 2003:

•	our authorized capital stock was increased to 105,000,000 shares, including 100,000,000 shares of common stock;

•	our board of directors was increased from five to nine directors, with Peter F. Bernardoni resigning as a director and the addition of five new directors;

•	Richard E. Otto and Robert T. Atwood of Vascular Genetics were appointed as Chief Executive Officer and Chief Financial Officer, respectively of Corautus; and

•	our stockholders approved and adopted a new 2002 Stock Plan.

Corautus was created to capitalize on the complementary strengths of GenStar and Vascular Genetics to accelerate the development of a later stage genetic therapy for cardiovascular disease. Prior to the merger with Vascular Genetics, our focus was the development of gene therapy products using viral technology to deliver genes, primarily for the treatment of hemophilia and prostate cancer. However, as further discussed below under the heading “MAX-AD FVIII License,” we are no longer pursuing products related to hemophilia and prostate cancer. Rather, the focus of our efforts and resources will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

Pursuant to the rules of the Securities Exchange Act of 1934, much of the information contained in this Form 10-K is a review of Corautus for the period beginning January 1, 2003 and ending December 31, 2003. We have included the required disclosures for such period, which during the period of January 1, 2003 to February 5, 2003, Corautus was operating under the name GenStar Therapeutics Corporation. Since the completion of the merger with Vascular Genetics, there have been many changes at Corautus, and we have included certain additional information in this Form 10-K to reflect our operations on a going forward basis after such merger, such as our emphasis on the development of the VEGF-2 products and the new management team that will be guiding Corautus in 2004.

Reverse Stock Split for Our Common Stock

On March 10, 2003, we completed a reverse stock split for our common stock pursuant to which each seven shares of common stock were converted into one share of common stock. No fractional shares were issued as a result of the reverse stock split. However, record holders of our common stock at the effective time of the reverse stock split received cash in lieu of fractional shares. The closing price of our common stock on the American Stock Exchange, or AMEX, on March 10, 2003 immediately preceding the reverse stock split was $0.29. The closing price of our common stock on AMEX on March 24, 2004 was $6.80. The share and per share amounts for our common stock included in this report have been adjusted to reflect the reverse stock split for all periods presented.

Conversion of Our Series A and Series B Preferred Stock

In connection with the merger with Vascular Genetics in February 2003, the outstanding shares of our Series B preferred stock (all of which was owned by Baxter Healthcare Corporation) were converted into shares of our common stock. After giving effect to the reverse stock split on March 10, 2003, the 12,890 outstanding shares of Series B preferred stock were converted into 287,274 shares of common stock. In addition, on March 7, 2003, the outstanding shares of our Series A preferred stock (all of which was owned by Baxter Healthcare) were converted into shares of our common stock. After giving effect to the reverse stock split on March 10, 2003, the 5,830 outstanding shares of Series A preferred stock were converted into 832,857 shares of common stock.

Baxter Healthcare Corporation

In July 1998, we executed various agreements with Baxter Healthcare Corporation pursuant to which we acquired certain rights and assets from Baxter Healthcare in connection with the MAX-AD FVIII product for hemophilia. As of July 10, 2003, and consistent with our previous announcements to focus on VEGF-2 and cardiovascular disease, we transferred our rights to certain intellectual property licensed from Baxter Healthcare Corporation to Magnum Therapeutics Corporation, an entity controlled by Dr. Sobol. With Baxter’s consent we also transferred to Magnum certain agreements we had with Baxter relating to the hemophilia product. We no longer have any rights to use or develop products related to the MAX-AD FVIII product for hemophilia, and all agreements relating to the MAX-AD FVIII product for hemophilia have been either assigned to Magnum or terminated.

Baxter Healthcare owns all 2,000 shares of our outstanding Series C Preferred Stock, which is convertible into common stock, at the option of the holder, upon the earlier of (a) the approval by the FDA of our hemophilia product or (b) June 13, 2010. Since we have transferred the rights to, and are no longer pursuing the approval of, the hemophilia product, the earliest date of conversion of the Series C Preferred Stock into common stock will be June 13, 2010. In the event Baxter Healthcare elects to convert the Series C Preferred Stock into common stock on or after the conversion date, each share of Series C Preferred Stock is convertible into a number of shares of common stock equal to (a) $1,000 divided by (b) 110% of the fair market value of the common stock on the conversion date. Assuming a fair market value of $6.80 per share on the conversion date of June 13, 2010 ($6.80 was the closing price on March 24, 2004), the 2,000 shares of Series C Preferred Stock would be convertible into approximately 267,380 shares of common stock.

Collaborative Efforts with Boston Scientific Corporation

On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize Vascular Endothelial Growth Factor 2 (VEGF-2) gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was convertible into 1,396,116 shares of common stock as of March 24, 2004, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific has committed to purchasing up to $15 million of convertible debt from Corautus based on achievement of certain milestones. Boston Scientific has obtained exclusive rights to market, distribute and sell Corautus’ VEGF-2 gene products, if and when regulatory approval is obtained.

As part of its commitment to purchase $15 million of convertible debt, Boston Scientific purchased $2.5 million of convertible debt from Corautus in December 2003. The $2.5 million of convertible debt bears interest at the rate of six percent per year and is repayable in three equal annual payments of interest and principal beginning on December 31, 2008, with the final payment of principal and interest due on December 31, 2010. In the event of certain change of control events, the outstanding principal amount of the $2.5 million convertible debt may, at the option of the holder, be converted into a maximum of 250,012 shares of common stock, subject to adjustment.

Certain Lease Obligations

During the first quarter of 2003, Corautus decided to abandon its manufacturing facility located at Barnes Canyon Road in San Diego, California and move operations to a smaller facility which had previously been subleased by Corautus to a third party. Due to this decision, all tenant improvements related to the manufacturing facility and certain equipment specifically related to the building were identified as having no future use. A charge of $1,358,000, net of an estimated salvage value of $12,500, was taken during the first quarter of 2003, and an additional charge of $456,000 net of an estimated salvage value of $200,000 was taken during the second quarter of 2003 related to the disposal of excess furniture and equipment. Additionally, Corautus has forfeited the deposit on the manufacturing facility of $700,000.

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. We have entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. Pursuant to the settlement and release agreement, Corautus is obligated to pay or deliver to the landlord the following:

•	a warrant to acquire 100,000 shares of Corautus common stock at an exercise price of $4.50 per share with a term of seven years;

•	$650,000 in cash on or before April 15, 2004, in one or more installments;

•	an aggregate of $550,000 in cash in twenty-two equal consecutive monthly installments beginning February 2004;

•	for twenty-four months beginning November 2003, that number of shares of Corautus common stock which on the first day of each such month shall have a trading value of $50,000; and

•	$681,000 in cash on or before January 5, 2006, subject to reduction for certain amounts received by the landlord prior to December 1, 2004 from re-leasing the property.

Corautus delivered to the landlord a standby letter of credit for $681,000, securing a portion of its obligations under the agreement. Corautus agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Such registration statement was filed on January 27, 2004, as further discussed below under the heading “Private Placement/Registration of Stock.” Effective with the delivery of the $650,000 cash payment due on or before April 15, 2004, Corautus will be released from its obligations under the lease.

The net present value of this settlement amount of $3.4 million was charged to expense in 2003. The estimated fair value of the warrants of $490,000 was recorded to additional paid in capital and as of December 31, 2003, approximately $1,128,000 is included in current liabilities and approximately $1,815,000 is included in long-term liabilities.

Additionally, due to our restrained cash situation prior to receiving $10 million from Boston Scientific related to an investment in Series D Preferred Stock and a license payment, we discontinued making payments on a capital lease obligation. Subsequent to receiving the funds from Boston Scientific, we paid the originally scheduled amounts due on the capital lease obligation and are currently negotiating with the lender regarding terms for security and repayment of the remaining balance. Until such negotiations are complete, the remaining balance of approximately $376,000 has been classified on the balance sheet as a current liability.

Private Placement/Registration of Stock

In December 2003, we completed the funding of a private transaction to three investors in the amount of $2,150,000 and issued 541,690 shares of our common stock and warrants to purchase 108,338 shares of common stock at $5.4375 per share, which is 20% warrant coverage. The price of our common stock was $3.97 per share, which at the time the contract was entered into was a 10% discount to then current market price of the common stock. The exercise price of the common stock under the warrants was at 125% of the market value of the common stock on the date of the closing. In January 2004, we completed the second part of this private transaction in the amount of $1,000,000 and issued 251,950 shares of our common stock and warrants to purchase 50,390 shares of common stock at $6.7625 per share. As with the first part of this transaction, the price of the common stock was at $3.97 per share, which at the time the contract was entered into was a 10% discount to then current market price. The exercise price of the common stock under the warrants was also at 125% of the market value on the date of the closing. The warrant coverage was also 20%.

In January 2004, we completed the funding of a second private transaction to two institutional investors in the amount of $5,260,680 and issued 1,200,000 shares of our common stock and warrants to purchase 240,000 shares of common stock at $6.72 per share, which is 20% warrant coverage. In this transaction, the price of the common stock was $4.3819 per share, which at the time the contract was entered into was a 10% discount to the then current market price of the common stock. The exercise price of the common stock under the warrants was 120% of the market price of the common stock on the date of the closing.

Pursuant to the purchase agreements executed through the private placements, we were obligated to file a registration statement with the Securities and Exchange Commission to register the shares sold thereunder within 30 days of the issuance. On January 27, 2004, we filed a registration statement on Form S-3 to register an aggregate of 4,185,318 shares of common stock, which included: (i) 2,424,699 shares issued or issuable pursuant to the private placements, (ii) 366,664 shares issued or issuable to PMSI Barnes Canyon LLC pursuant to the settlement and release agreement (see “Certain Lease Obligations” above for a discussion on the settlement), and (iii) 1,393,955 shares issuable upon conversion of the Series D Preferred Stock. The registration statement of Form S-3, as amended on February 2, 2004, was declared effective on February 6, 2004.

In March 2004, we completed the funding of a third private transaction to two institutional investors in the amount of $2,249,984 and issued 376,000 shares of our common stock and warrants to purchase 18,800 shares of common stock at $8.375 per share, which is 5% warrant coverage. In this transaction the price of the common stock was

$5.9835 per share, which at the time the contract was entered into was a 12% discount to the then current market price of the common stock. The exercise price of the common stock under the warrants was 125% of the market price of the common stock on the date of the closing.

Our Core Technology – Vascular Endothelial Growth Factor 2, or “VEGF-2”

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

Through our subsidiary, Vascular Genetics, we hold an exclusive, worldwide license from Human Genome Sciences to make, use and sell products utilizing its VEGF-2 technology in the field of gene therapy for the treatment of vascular disease. Vascular Genetics also holds a license from Caritas St. Elizabeth’s Medical Center of Boston, Inc. relating to the injection of a gene into ischemic tissue and a license from Vical Incorporated to use certain gene therapy delivery methods to directly inject VEGF-2 products as naked plasmid DNA into a patient’s vascular tissue using a catheter or hypodermic needle. We have also entered into a collaboration agreement with Boston Scientific to utilize a proprietary catheter developed by Boston Scientific to deliver the VEGF-2 plasmid DNA directly to the affected cardiac muscle in clinical trials.

We are currently developing two product candidate applications using the VEGF-2 material, one for the treatment of coronary artery disease and the other for the treatment of peripheral artery disease. Our gene therapy treatment and product candidates are comprised of three primary elements:

•	the VEGF-2 gene and DNA plasmid agents using the VEGF-2 gene;

•	the delivery of the VEGF-2 gene; and

•	the gene therapy methods for therapeutic angiogenesis.

The product candidate for the treatment of coronary artery disease has completed Phase I/II clinical trials utilizing a surgical procedure and a randomized, placebo-controlled Phase I/II clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/II clinical trials provided preliminary data which we believe supports the safety of the product candidate and its delivery method. In the clinical trial process, the next step is a later Phase II, or Phase IIb, clinical trial to further evaluate the safety and effectiveness of this product candidate. We submitted a protocol to the FDA in the third quarter of 2003 for that trial, and we are continuing written and verbal communications with the FDA. The FDA must approve our submissions before we may proceed with this Phase IIb clinical trial and that approval has not been obtained. The FDA’s determination of when to permit the trials to proceed is more complex than a typical product candidate because our clinical trials will also involve the investigation of injection catheters supplied by a third party for gene transfer. We expect further direction from the FDA in the near term and the commencement of our Phase IIb clinical trial in early 2004.

Our product candidate for the peripheral vascular disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia. The clinical data from this study has not yet been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate. In 2004, we expect to consider the possibility of filing a revised protocol investigational new drug amendment for further clinical trials for this product candidate.

Vascular and Cardiovascular Disease: Markets and Current Treatments

Cardiovascular Disease, Including Coronary Artery Disease and Angina

Cardiovascular disease is the leading cause of death in the United States, causing approximately 38.5% of all deaths in the United States in 2001. The American Heart Association estimates that more than 64 million Americans have one or more types of cardiovascular disease and that the current annual direct and indirect costs of treatment for cardiovascular disease, including stroke, in the United States is approximately $368.4 billion.

More than one of every five deaths in the United States in 2001 were due to coronary artery disease. The coronary arteries carry blood to the heart. Coronary artery disease is a condition characterized by a narrowing of the coronary arteries and reduced blood flow, and therefore oxygen, to the heart. The narrowing of the coronary arteries is often caused by arteriosclerosis, a disease in which the inner layers of the artery walls become thick and irregular due to deposits of fat, cholesterol and other substances. The lack of blood flow and oxygen to an organ is referred to as ischemia, and myocardial ischemia refers to the lack of blood flow and oxygen to the heart muscle. The American Heart Association estimates that more than 13 million Americans have coronary artery disease and that more than $10 billion was paid to Medicare beneficiaries in 1999 for the treatment of coronary artery disease.

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

Current treatments for coronary artery disease and angina include drug therapies and invasive techniques that help restore adequate blood flow to ischemic, or oxygen deprived, regions of the heart. The primary drug therapy treatments, including nitroglycerin tablets, dilate the coronary vessels increasing the blood supply to heart muscle. However, these treatments have limitations, and their effectiveness is diminished when the coronary blood vessels are severely narrowed by arteriosclerosis. The current invasive techniques include stent procedures, balloon and laser angioplasty, and bypass surgery. The American Heart Association estimates that approximately 1,051,000 angioplasty and/or stent procedures and 516,000 coronary artery bypass graft procedures are performed annually in the United States. In general, these invasive procedures seek to clear or bypass diseased coronary blood vessels to increase blood flow to the heart muscle. However, the effectiveness of these procedures is limited when the coronary blood vessels are diffusely narrowed by arteriosclerosis or when the blocked blood vessel is in an area that is difficult to access.

The American Heart Association estimates that approximately 6,800,000 patients in the United States are classified as angina pectoris patients. Of these patients with angina pectoris, approximately 150,000 to 250,000 refractory coronary artery disease patients annually cannot be successfully treated with conventional cardiovascular therapies. In most cases, these patients have undergone multiple invasive procedures and/or surgeries that have been unsuccessful. We have targeted this critical patient population as the initial candidates for our VEGF-2 gene therapy treatment. We believe that the potential market in the United States for VEGF-2 gene therapy of severe coronary artery disease is at least $1 billion per year.

Peripheral Vascular Disease, Including Critical Limb Ischemia

Peripheral vascular disease refers to diseases of the blood vessels outside of the heart and brain and is often a narrowing of the vessels carrying blood to leg and arm muscles. The American Heart Association estimates that peripheral vascular disease affects 8 to 12 million people in the United States. Critical limb ischemia is an advanced form of peripheral artery disease. Patients with critical limb ischemia often experience excruciating pain and may be afflicted by skin lesions that are difficult to heal because of reduced blood flow to the area. In severe cases, peripheral vascular disease may lead to gangrene and amputation of patients’ limbs.

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

Our Gene Therapy Treatment for Therapeutic Angiogenesis

Delivery and Gene Therapy Methods for Therapeutic Angiogenesis

Our proposed products use a plasmid, or small piece of DNA, containing the VEGF-2 gene. The VEGF-2 gene and its expressed VEGF-2 protein have shown some promise in laboratory studies, and our proposed gene therapy treatment relies upon a method of delivering the VEGF-2 plasmid DNA to the targeted cells within a patient in what we believe will be shown to be a safe and effective manner. When simply injected into the bloodstream, plasmid DNA may be impeded by cell walls or otherwise rapidly degrade in circulating blood. Therefore, some gene therapy methods for vascular and other diseases have used a delivery vehicle, or vector, that encapsulates a therapeutic gene for delivery to cells. For example, some gene therapy trials, including our previous MAXIMUM-AD Phase I clinical trial for hemophilia, have used a viral vector that incorporates the genetic material into a virus, which is then injected into the patient for delivery via the bloodstream.

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

While we believe the plasmid DNA may be injected directly with a hypodermic needle into skeletal muscles for the treatment of peripheral vascular disease in certain circumstances, the heart muscle is less accessible than skeletal muscles for the direct injection of naked plasmid DNA. In its prior clinical trials, Vascular Genetics utilized both a surgical procedure and a percutaneous catheter-based method to deliver the VEGF-2 plasmid directly to the heart muscle. We have secured a license from Caritas St. Elizabeth’s Medical Center of Boston, Inc. relating to the injection of a gene into ischemic tissue, and we have secured a license from Vical Incorporated to utilize certain gene delivery technologies to deliver the naked VEGF-2 plasmid DNA directly into skeletal muscles using a hypodermic needle and directly into the heart’s muscle tissue using a hypodermic needle or catheter. Additionally, we have secured a license from Boston Scientific, during such time as it has exclusive distribution rights, to develop and commercialize our VEGF-2 product for the treatment of vascular disease under all patents owned, or licensed to and sublicenseable, by Boston Scientific and necessary for development or commercialization of such product.

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

For the next phase of our clinical trials, expected to commence in early 2004, we will utilize a proprietary catheter developed by Boston Scientific, known as the Stiletto™ catheter, to deliver the VEGF-2 plasmid directly to the affected cardiac muscle.

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

Nineteen patients were enrolled in the study when, in February 2000, the study was placed on clinical hold by the FDA. Following the death of an 18-year old patient enrolled in an unrelated gene therapy study using a viral vector to deliver the genetic material, the FDA undertook extensive reviews of gene therapy clinical trials in the United States to evaluate compliance with clinical trial monitoring procedures. Vascular Genetics was required to cease further patient enrollment and the administration of its product candidates in the clinical trials while it provided data and information to allow the FDA to assess the risks to patients in Vascular Genetics’ clinical trials. Because of limited capital resources, Vascular Genetics was unable to provide adequate data to the FDA and respond to the FDA’s inquiries for some time. In October 2001, after Vascular Genetics obtained additional funding and responded to the FDA’s inquiries, the FDA removed the Phase I/II study from clinical hold.

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

In a subsequent publication, the investigators reported that the preliminary data from this Phase I/II clinical trial supported both the safety of the VEGF-2 product candidate at certain doses and the safety of the catheter-based injections performed in the study. The investigators further reported a statistically significant improvement in symptoms of angina, including decreases in angina class and frequency of angina episodes, during follow-up for patients that received the VEGF-2 plasmid treatment. Finally, the investigators concluded in their report that a larger Phase II/III clinical trial was warranted.

We submitted a protocol to the FDA in the third quarter of 2003 and are continuing written and verbal communications with the FDA for a later Phase II, or Phase IIb, clinical trial with larger patient populations to further evaluate the safety and effectiveness of this product candidate using a percutaneous catheter-based injection for cardiovascular disease. We anticipate that the trial will be a national, multi-center, randomized, double-blind, dose ranging and placebo-controlled trial of approximately 404 patients with Class III and Class IV angina. The FDA must approve our submissions before we may proceed with this Phase IIb clinical trial and that approval has not been obtained. The FDA’s determination of when to permit the trials to proceed is more complex than a typical product candidate because our clinical trials will also involve the investigation of injection catheters supplied by a third party for gene transfer. We expect further direction from the FDA in the near term and the commencement of our Phase IIb clinical trial in early 2004. If the FDA permits our clinical trial to proceed, we anticipate that it will take between four to six years for our VEGF-2 product for severe cardiovascular disease to complete clinical trials and, if the trials are successful, to be approved by the FDA.

There is no assurance that the FDA will permit us to proceed with our clinical trials or that the data from further trials will support a marketing application.

Clinical Trials of Our Product Candidate for Peripheral Vascular Disease

Our product candidate for the peripheral vascular disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia. The clinical data from this study has not been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate. In 2004, we expect to consider the possibility of filing a revised protocol investigational new drug amendment for further clinical trials for this product candidate. However, there is no assurance that the data from the initial trial will support further trials or that the FDA will permit further trials to proceed.

Our Other Technologies and Potential Products – MAXIMUM-AD, DUAL-AD AND IL-3

Prior to the merger with Vascular Genetics, our core technology was the MAXIMUM-AD system, which is based on a common-cold adenoviral vector system that facilitates therapeutic DNA delivery. MAXIMUM-AD has been bio-engineered from a common cold adenovirus, with all viral genes removed to provide improved safety and capacity for gene delivery. Working with our research partner, Baxter Healthcare Corporation, we also developed a gene delivery system called MAX-AD FVIII, which is based on our MAXIMUM-AD technology, for the treatment of Hemophilia A. In June 2001, we commenced a Phase I clinical study to evaluate the MAX-AD FVIII product for the treatment of Hemophilia A. However, only one patient was ever enrolled in the study.

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

Manufacturing

The manufacturing and production of our product candidates must comply with good manufacturing practices established by the FDA. For Vascular Genetics’ prior clinical trials, the formulated product candidate consisted of a naked plasmid DNA encoding for VEGF-2 that was produced by Human Genome Sciences pursuant to a manufacturing agreement between such parties. In February 2001, the manufacturing agreement was terminated, and Human Genome Sciences and Vascular Genetics entered into an agreement for transitioning the manufacturing of the VEGF-2 plasmid to another manufacturer.

In 2003, we completed the production of the VEGF-2 plasmid for our Phase II(b) clinical trials, which will be used when such study is permitted to proceed by the FDA. In addition, we have recently entered into an agreement with a third-party manufacturer for the production of the VEGF-2 plasmid for future clinical trials and the initial sale of our products after marketing approval, if such events occur. However, we may not be able to establish relationships with manufacturers on commercially acceptable terms. In addition, there is no assurance that other manufacturers will be able to manufacture sufficient quantities of the product under good manufacturing practices and on a cost-effective basis to permit us to continue clinical trials.

Licenses and Intellectual Property

We have established a portfolio of licensed patents and technologies relating to the development and use of the VEGF-2 technology for the gene therapy treatment of cardiovascular disease and vascular disease. We do not own any of the patents or patent applications relating to our core VEGF-2 technology but hold exclusive licenses (through our subsidiary, Vascular Genetics) from Human Genome Sciences, Vical, and Boston Scientific to certain United States patents, pending United States patent applications, and associated non-U.S. patents filings covering aspects of such technology. There is no assurance that any patents applications licensed to us will issue as patents or, if issued, will cover any technology utilized by us.

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

Biosense Webster Collaboration Agreement

In May 1999, Vascular Genetics entered into a collaboration agreement with Biosense Webster, a Johnson & Johnson company. Pursuant to the agreement, Vascular Genetics and Biosense Webster agreed to collaborate on obtaining regulatory approval for the marketing of Vascular Genetics’ gene therapy products in conjunction with Biosense Webster’s catheter products and catheter-based cardiac mapping system, or NOGA™ Cardiac Navigation System.

On July 18, 2003, Vascular Genetics and Biosense Webster terminated the collaboration agreement.

Boston Scientific Development Agreement

In July, 2003, Corautus and Boston Scientific Corporation entered into a development agreement. Pursuant to the development agreement, we are required to design and sponsor clinical trials and research and development activities, in the United States and other jurisdictions for which the parties agree, for products using VEGF-2 with an injection catheter or hypodermic needle for the treatment of cardiovascular or vascular disease. In this regard, we have agreed to use commercially reasonable efforts to initiate a Phase IIb trial not later than September 30, 2004, initiate a Phase III clinical trial, if needed, not later than March 31, 2006, and file a marketing application for at least one product no later than December 31, 2008.

Boston Scientific has granted to us a non-exclusive, non-transferable and royalty free license under all patents owned or licensed and sublicensable by Boston Scientific that are necessary for the development of our VEGF-2 products. This license is limited to the development of our VEGF-2 products and does not extend to the sale or distribution of such products, if such products are ultimately approved for sale. A license for the sale and distribution of our VEGF-2 products is included in the distribution agreement, discussed below. Boston Scientific has also agreed to supply injection catheters for our clinical studies under the development agreement and to assist in clinical activities necessary to support the use of the injection catheters, including training of investigators.

Although the development agreement does not extend to the development of our potential VEGF-2 products using delivery technologies other than an injection catheter or hypodermic needle, the parties are required to discuss the joint funding and development of such products in good faith. In any event, we are prohibited from using injection catheters provided by third parties in any clinical trials for development of VEGF-2 products.

Boston Scientific Distribution Agreement

In July, 2003, Corautus and Boston Scientific Corporation entered into a distribution agreement. Pursuant to the distribution agreement, we have granted Boston Scientific the exclusive right to market, distribute and sell our VEGF-2 products worldwide, if and when such products receive regulatory approval in each jurisdiction.

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

Boston Scientific Patent Sublicense Agreement

Through our wholly-owned subsidiary Vascular Genetics Inc., we hold a non-exclusive license from Caritas St. Elizabeth’s Medical Center of Boston, Inc. under certain patents relating to the injection of a gene into ischemic tissue. Pursuant to a patent sublicense agreement, we have granted a sublicense of our rights to Boston Scientific and have agreed not to issue other sublicenses of such rights to any third parties. In turn, Boston Scientific has granted a non-exclusive, non-sublicensable and royalty-free sublicense of such rights back to us.

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

In addition, any gene therapy products developed by us will require regulatory approvals prior to human trials and additional regulatory approvals prior to marketing. New human gene therapy products are subject to extensive regulation by the FDA and the Center for Biological Evaluation and Research and comparable agencies in other countries. Currently, each human-study protocol is reviewed by the FDA and, in some instances, the National Institutes of Health, on a case-by-case basis. The FDA and the National Institutes of Health have published guidance documents with respect to the development and submission of gene therapy protocols.

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

We submitted a protocol to the FDA in the third quarter of 2003 and are currently continuing written and verbal communications with the FDA for a later Phase II, or Phase IIb, clinical trial to further evaluate the safety and effectiveness of the percutaneous, catheter-based delivery of our VEGF-2 product candidate for the treatment of severe cardiovascular disease. The FDA must approve our submissions before we may proceed with this Phase IIb clinical trial and that approval has not been obtained. The FDA’s determination of when to permit the trials to proceed is more complex than a typical product candidate because our clinical trials will also involve the investigation of injection catheters supplied by a third party for gene transfer. We currently anticipate further directions from the FDA in the near term and the commencement of our Phase IIb clinical trials in early 2004. If the FDA permits our clinical trial to proceed, we anticipate that it will take between four to six years for our VEGF-2 product for severe cardiovascular disease to complete clinical trials and, if the trials are successful, to be approved by the FDA.

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

Notwithstanding the submission of relevant data, the FDA may ultimately decide that the new drug application or biologic license application does not satisfy its regulatory criteria for approval and require additional studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or “GMPs,” reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by us would compete with existing drugs and therapies and with others under development. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of products for the treatment of cardiovascular and vascular disease. Many of these organizations have financial, technical, research, clinical, manufacturing and marketing resources that are greater than ours. If a competing company develops or acquires rights to a more efficient, more effective, or safer competitive therapy for treatment of the same diseases we have targeted, or one that offers significantly lower costs of treatment, our business, financial condition and results of operations could be materially adversely affected. We believe that the most significant competitive factor in the gene therapy field is the effectiveness and safety of a product due to the relatively early stage of the industry.

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

We are aware of products currently under development by competitors for the treatment of the cardiovascular and vascular diseases targeted by us for our VEGF-2 product development. These include gene therapy treatments using forms of genes and therapeutic proteins. For example, Collateral Therapeutics, Inc., a subsidiary of Schering AG, has previously reported that it has completed a Phase I/II clinical trial for a gene therapy product utilizing the FGF-4 fibroblast growth factor gene for the treatment of coronary artery disease. Collateral Therapeutics has also reported that it has begun a Phase IIb/III clinical trial for this product candidate in the United States. However, on January 30, 2004, Collateral Therapeutics announced that it has ceased enrollment in its clinical trials, citing that such trials will not provide sufficient evidence of the efficacy to warrant continued enrollment. In addition, GenVec, Inc. has previously indicated that it is conducting Phase II clinical trials for gene therapy products using the VEGF (121) gene for the treatment of coronary artery disease and peripheral artery disease. On January 8, 2004, GenVec announced it had entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, regarding its gene therapy products. We will also face competition from entities using other traditional methods, including new drugs and mechanical therapies, to treat cardiovascular and vascular disease.

Marketing And Sales

Our product candidates must undergo testing and development in clinical trials. We do not currently have any capacity to market and sell any of our products.

Pursuant to our distribution agreement with Boston Scientific, we have granted Boston Scientific the exclusive right to market, distribute and sell our VEGF-2 products worldwide, if and when such products receive regulatory approval in each jurisdiction.

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

Research and Development Expenses

Research and development expenses totaled approximately $3,217,000, $9,067,000 and $8,624,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employees

At December 31, 2002, we had 30 employees, including four in research and development, 14 in process development and manufacturing, four in regulatory, clinical and quality assurance and eight in finance and administration. Immediately after the merger with Vascular Genetics on February 5, 2003, we had 32 employees. On March 25, 2003, we terminated 15 employees to reduce costs and restructure our organization. As of December 31, 2003, we had 15 employees.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union, and we believe that our relations with the employees are generally good.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.corautus.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Risks and Uncertainties

You should carefully consider the risks described below before making an investment decision. You should also refer to the other information in this annual report, including the information incorporated by reference into this annual report. The risks and uncertainties we describe below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Risks Significant to Corautus

We are a development stage company with a history of insignificant revenues and significant net losses. We expect continued net losses for the foreseeable future and may never become profitable.

We are a development stage company, and we have not yet generated significant revenues. From our inception in July 1991 to December 31, 2003, we incurred cumulative losses of approximately $79.4 million, including a net loss of approximately $30.4 million for the year ended December 31, 2003, almost all of which consisted of research and development, including write-offs of acquired in-process technology, and general and administrative expenses.

We expect to spend significant additional amounts to fund the research and development activities and clinical trials for our VEGF-2 product candidates. In addition, we do not expect to generate revenues from sales for a number of years, if at all. As a result, we expect our net losses from operations to continue for at least the next four years.

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

We will need substantial additional funding to develop our products and for our future operations.

The development of our proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our products to market. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing for our proposed product candidates;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements.

We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional cash by issuing equity securities, our existing stockholders may be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

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

We substantially rely on licenses to use certain technologies that are material to our operations. For example, we license patents, patent applications and other intellectual property from Human Genome Sciences for the use of the VEGF-2 technology in our proposed products for vascular and cardiovascular disease. We have also obtained licenses from Caritas St. Elizabeth’s Medical Center of Boston, Boston Scientific and Vical to use certain patents and patent applications relating to gene therapy delivery methods in connection with the use of VEGF-2 for gene therapy. We do not own the patents, patent applications and other intellectual property rights that underlie these licenses. We rely upon our licensors to properly prosecute and enforce the patents, file patent applications and prevent infringement of those patents and patent applications.

While the licenses from Human Genome Sciences and Vical provide us with exclusive rights in specified fields, the scope of our rights under these and other licenses may be subject to dispute by our licensors or third parties. The licenses from Caritas St. Elizabeth’s Medical Center of Boston and Boston Scientific provide us with nonexclusive rights in specified fields and may likewise be subject to dispute by our licensors or third parties.

In addition, the license agreements with Human Genome Sciences and Vical contain certain milestones that we must meet in order to maintain these licenses. The milestones relevant to the Human Genome Sciences license are listed above under the heading “Licenses and Intellectual Property.” The next milestone under such license requires us to initiate a Phase IIb or Phase III clinical trial within 3 months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004. There is no assurance that we can meet such upcoming milestone or any other milestones in either license or that we can obtain an extension of the milestones from either Human Genome Sciences or Vical. Our licensors may terminate these licenses if we fail to meet the applicable milestones. If Human Genome Sciences or Vical elects to terminate its license to us, our business and financial condition may be adversely affected, and we may have to curtail or cease operations. Further, if Human Genome Sciences terminates the license to use the VEGF-2 technology for failure to meet the applicable milestones, we must grant Human Genome Sciences a license to all data and information generated by us under the license agreement.

We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

We do not know when planned clinical trials will commence or whether we will complete any of our clinical trials on schedule or at all. We submitted a protocol to the FDA in the third quarter of 2003 and are currently continuing verbal and written communications with the FDA for a later Phase II, or Phase IIb, clinical trial of our VEGF-2 product candidate for the treatment of coronary artery disease. We expect further direction from the FDA in the near term and plan on initiating our clinical trials in early 2004 but the timing of the commencement of the trial is dependent on the FDA. We cannot go forward with such clinical trials until the FDA permits the trials to proceed and the FDA has not given such permission. The FDA’s determination of when to permit the trials to proceed is more complex than a typical product candidate because our clinical trials will also involve the investigation of injection catheters supplied by a third party for gene transfer.

Additionally, we may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials. The FDA or we may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. Our clinical trials were previously suspended on February 23, 2000 by the FDA, and this clinical hold on our Phase II trial was lifted by the FDA on October 19, 2001. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial.

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

Additionally, we are required pursuant to our license agreement with Human Genome Sciences to achieve certain milestones relating to our clinical trials. The next milestone under such license requires us to initiate a Phase IIb or Phase III clinical trial within three months of validating that we have VEGF-2 material acceptable for such clinical trial, but in no event later than June 30, 2004. Any delay in our clinical trials may prevent us from achieving such milestone, and there is no assurance that we can meet such milestone or that the milestone can be extended. In the event we fail to meet any of the milestones, Human Genome Sciences may immediately terminate our license if we have not met the particular milestone within 60 days of receiving a notice from Human Genome Sciences regarding the failure to satisfy such milestone.

Our proposed product requires additional research, development, testing and regulatory approvals prior to marketing. If our proposed product is delayed or fails, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. We currently do not sell any products and do not expect to have any products commercially available for several years, if at all. Our proposed product requires additional research and development, clinical testing and regulatory clearances prior to marketing. There are many reasons that our proposed product may fail or not advance beyond clinical testing, including the possibility that:

•	our proposed product may be ineffective, unsafe or associated with unacceptable side effects;

•	our proposed product may fail to receive necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

•	our proposed product may be too expensive to develop, manufacture or market;

•	physicians, patients, third-party payers or the medical community in general may not accept or use our proposed product;

•	our collaborators may withdraw support for or otherwise impair the development and commercialization of our proposed product;

•	the commencement of our clinical trial may be affected or delayed because of our incorporation of an injection catheter device, as well as a therapeutic, in the trial;

•	other parties may hold or acquire proprietary rights that could prevent us or our collaborators from developing or marketing our proposed product; or

•	others may develop equivalent or superior products.

In addition, our proposed product is subject to the risks of failure inherent in the development of gene therapy products based on innovative technologies. As a result, we are not able to predict whether our research, development and testing activities will result in any commercially viable products or applications. To our knowledge, the FDA has not approved any gene therapy products. If our proposed product is delayed or we fail to successfully develop and commercialize our proposed product, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

Because we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our proposed products.

Our strategy for the development, testing, manufacturing and commercialization of our proposed product relies on establishing and maintaining collaborations with corporate partners, licensors and other third parties. At present, we have licenses from Human Genome Sciences, Caritas St. Elizabeth’s Medical Center of Boston, Boston Scientific and Vical relating to the use and delivery of our VEGF-2 product candidates for the treatment of vascular disease. We have also entered into a collaboration agreement with Boston Scientific for the development of catheter-based delivery of our VEGF-2 product candidates. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our proposed products. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our proposed products.

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

We rely on third parties to manufacture our proposed products and the catheters used to deliver the products. There can be no guarantee that we can obtain sufficient and acceptable quantities of our proposed products and the catheters on acceptable terms, which may delay or impair our ability to develop, test and market such products.

Our business strategy relies on third parties to manufacture and produce our proposed products and the catheters used to deliver the products in accordance with good manufacturing practices established by the FDA. These third party manufacturers are subject to extensive government regulation and must receive FDA approval before they can produce clinical material or commercial product. Our proposed products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our proposed products. These third parties may also not deliver sufficient quantities of our proposed products or the catheters, manufacture our proposed products or the catheters in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured proposed products or the catheters fail to perform as specified, our business and reputation could be severely impacted.

In our prior clinical trials, our product materials were produced by a third party collaborator, and we have recently entered into a manufacturing agreement for the production of additional product materials in a German facility for anticipated Phase III clinical trials and initial commercial use. In the event the manufacturing agreement is terminated, there are very few contract manufacturers who currently have the capability to produce our proposed products on acceptable terms, or on a timely and cost-effective basis. Although we previously engaged in internal production of the product materials for the next planned phase, Phase IIb, of our clinical trials, we no longer have any capability to produce our proposed products. There can be no assurance that other manufacturers will be able to successfully produce our proposed products on acceptable terms, or on a timely or cost-effective basis. There can also be no assurance that manufacturers will be able to manufacture our products in accordance with our product specifications.

We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and to market our future products, if and when such products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our products, we may incur penalties that may inhibit our ability to commercialize our products and adversely affect our revenue.

Our failure or the failure of our collaborators or third party manufacturers to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our products, total or partial suspension of production or an injunction, as well as other regulatory action against our potential products or us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our products, including a withdrawal of such products from the market.

In addition, we have recently entered into a manufacturing agreement for the production of product materials for anticipated Phase III clinical trials and initial commercial use. However, the manufacturing facility is outside of the United States and is still under consideration for commercial certification by German authorities. There is no assurance that necessary approvals from the FDA or other regulatory authorities can be obtained timely for the manufacturing of our products at such facility for further clinical trials or for sale in the United States or other countries.

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

For example, we currently have a collaboration agreement with Boston Scientific that prohibits us from entering into any development, distribution or similar agreement with respect to VEGF-2 product candidates delivered via an injection catheter or hypodermic needle (excluding clinical site agreements, manufacturing agreements, contract research agreements and other agreements necessary or useful for the clinical testing of such products) with persons other than Boston Scientific. In addition, we currently have a distribution agreement with Boston Scientific that provides Boston Scientific with exclusive distribution rights for our proposed VEGF-2 product candidates if and when such products have been approved and are ready for marketing.

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

We currently have no sales, marketing or distribution capabilities. Therefore, in order to commercialize our future products, if and when such products have been approved and are ready for marketing, we must collaborate with third parties to perform these functions.

We have granted exclusive distribution rights for our VEGF-2 products to Boston Scientific. However, Boston Scientific, might, at its discretion, limit the amount of resources and time it devotes to marketing our products or terminate its agreement with us at any time and for any reason regardless of the terms of the agreement, and our revenues may be significantly affected by Boston Scientific’s efforts and the prices it charges for our products.

In the event we no longer have Boston Scientific as a distributor, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses if we are forced to market our future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

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

Our common stock is currently traded on the American Stock Exchange, or AMEX. To sustain a listing on AMEX, we must maintain certain minimum listing requirements, including certain levels of stockholders’ equity. The closing price of our common stock on March 24, 2004 was $6.80 per share. Additionally, AMEX may consider, among other things, the amount of public float, nature of business, financial integrity and future outlook of a company in considering whether to de-list a company. If our common stock is de-listed from AMEX, it could reduce the liquidity of our common stock, decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

Vascular Genetics, which is a wholly-owned subsidiary of Corautus, is a defendant in a pending wrongful death action. An unfavorable settlement or judgment in this action could harm our business and financial condition.

Vascular Genetics has been named as a defendant in a complaint filed in the Superior Court of Suffolk County in the State of Massachusetts alleging wrongful death and product liability claims in connection with the death of a patient enrolled in Vascular Genetics’ clinical trials at St. Elizabeth’s Medical Center of Boston. The complaint alleges, in part, that the deceased patient should have been excluded from Vascular Genetics’ clinical trials because his condition was treatable by conventional revascularization procedures and that the deceased patient did not receive sufficient disclosure of risks and an alleged financial conflict of interest to provide an informed consent to treatment. Vascular Genetics has filed an answer in response to the complaint denying liability and the principal allegations of the complaint. The litigation is currently in its initial stages.

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

We and our collaborators are subject to extensive and rigorous government regulation in the United States and abroad. The FDA, the National Institute of Health and comparable agencies in foreign countries impose many requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time consuming compliance procedures. These requirements vary widely from country to country and make it difficult to estimate when our potential products will be commercially available, if at all. In addition, gene therapies such as those being developed by us are relatively new and are only beginning to be tested in humans. Regulatory authorities may require us or our collaborators to demonstrate that our products are improved treatments relative to other therapies or may significantly modify the requirements governing gene therapies, which could result in regulatory delays or rejections. If we are delayed or fail to obtain required approvals for our proposed products, our operations and financial condition would be damaged. We may not sell our products without applicable regulatory approvals.

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

We cannot assure you that our proposed products will prove safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive regulatory approval. We will need to conduct significant research, pre-clinical testing and clinical trials before we can file product approval applications with the FDA and similar regulatory authorities in other countries. Pre-clinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage.

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

Our competitors and potential competitors include large pharmaceutical and medical device companies and more established biotechnology companies. These companies have significantly greater financial and other resources and greater expertise than us in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant products approved or in development and operate large, well-funded research and development programs. Our potential competitors also include academic institutions, governmental agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for product and clinical development and marketing.

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

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery methods both in the United States and in other countries with substantial markets;

•	defend patents once obtained;

•	maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and

•	obtain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

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

Patents issued and patent applications filed internationally relating to gene therapy are numerous, and we cannot assure you that current and potential competitors or other third parties have not filed or received, or will not file or receive applications in the future for patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us.

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

If there were an adverse outcome of any litigation or interference proceeding, we could have a potential liability for significant damages. In addition, we could be required to obtain a license to continue to make or market the affected product or use the affected process. Costs of a license may be substantial and could include ongoing royalties. We may not be able to obtain such a license on acceptable terms, or at all.

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

Product liability may result from harm to patients using our products that was either not communicated as a potential side-effect or was more extreme than communicated. We will require all patients enrolled in our clinical trials to sign consents, which explain the risks involved with participating in the trial. The consents, however, provide only a limited level of protection, and product liability insurance will be required. Additionally, we indemnify the clinical centers and related parties in connection with losses they may incur through their involvement in the clinical trials. We may not be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities.

Risks Related to Our Common Stock

Our stock price has been volatile and an investment in our common stock could decline in value.

The market price of our common stock, and the market prices for securities of pharmaceutical and biotechnology companies in general, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described herein and in light of the low volume of trades in our common stock, may have a significant impact on the market price of our common stock:

•	developments concerning any research and development, clinical trials, manufacturing, and marketing collaborations;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential results relating to medicinal products under development by our competitors or us;

•	regulatory developments in the United States and other countries;

•	litigation;

•	economic and other external factors, including disasters or crises; or

•	period-to-period fluctuations in financial results.

Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.

We have a low volume of daily trades in our common stock on the American Stock Exchange. For example, the daily trading volume in our common stock on the American Stock Exchange over the ten day trading period prior to the filing of this annual report was less than 20,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

Our quarterly operating results may fluctuate, causing volatility in our stock price.

We do not receive any revenues from sales of our product candidates. Our results of operations historically have fluctuated on a quarterly basis, which we expect to continue. Our results of operations at any given time will be based primarily on the following factors:

•	the status of development of our product candidates;

•	whether we enter into additional collaboration agreements and the timing and accounting treatment of payments, if any, to us under those agreements;

•	whether and when we achieve specified development or commercialization milestones; and

•	the addition or termination of research programs or funding support.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. These fluctuating results may cause the price of our stock to fluctuate, perhaps substantially.

ITEM 2. PROPERTIES

We currently lease approximately 4,000 square feet of administrative offices in the Advanced Technology Development Center in Atlanta, Georgia. The lease for this office expires in April 2004 and has consecutive 90 day renewals at our option.

We also currently lease approximately 8,600 square feet of laboratory and office space in San Diego, California. The lease for this space expires in August 2004, and carries 2 three-year renewal terms at our option.

We believe that our current leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

PMSI Barnes Canyon, LLC v. Corautus Genetics Inc., Superior Court, State of California, County of San Diego. In May 2003, the landlord of the manufacturing facility Corautus leased, located at 10030 Barnes Canyon Road, San Diego, California, filed an unlawful detainer and breach of lease action, claiming Corautus had failed to pay the rents owed under the lease for such facility. On May 27, 2003 we entered into the Agreement for Surrender of Leasehold Interest, Termination of Tenancy and Reservation of Rights Under Lease, terminating the lease and relinquishing the building to the landlord on June 17, 2003. The security deposit on that facility in the amount of $699,787 (approximately equivalent to six (6) months rent payments) was forfeited to the landlord. On November 12, 2003, the lawsuit was dismissed by the landlord without prejudice. This dismissal was pursuant to a settlement and release agreement with the landlord dated November 7, 2003 for the settlement of the remaining payments that would have been due for the original term of such lease, which is described herein under the heading “Certain Lease Obligations” on page 3.

William C. Raschke v. GenStar Therapeutics, Inc., Corautus Genetics Inc., and Paul D. Quadros, Superior Court, State of California, County of San Diego. On June 27, 2003, Dr. William Raschke, a former officer and employee of Corautus, filed a lawsuit against Corautus and one of its directors, Paul D. Quadros, asserting, among other matters, that we refused to allow him to sell shares of Corautus common stock he held while he was employed by us. He asserts that he suffered substantial damages because our stock price was much lower after he was no longer employed by us than during the time he was our employee. Dr. Raschke sought compensation for such alleged losses. On January 15, 2004, the parties settled this action pursuant to a written settlement agreement. The action was dismissed with prejudice on March 5, 2004.

Susan Darke, individually and as Executrix of the Estate of Roger J. Darke v. Estate of Dr. Jeffrey Isner, et al., Suffolk Superior Court, Suffolk County Massachusetts (Case No. SUCV2002-02194). Corautus’ wholly-owned subsidiary, Vascular Genetics Inc., has been named as a defendant in the above titled action, alleging that Vascular Genetics is liable for intentional battery, wrongful death, gross negligence, intentional infliction of emotional distress, product liability, deceit/intentional misrepresentation/fraud in the inducement, and loss of consortium. The complaint does not state a specific dollar amount for the damages sought by the plaintiff. However, pursuant to a letter required by Massachusetts law to be delivered to the defendants, the plaintiff demanded $5,000,000. Subsequent to such letter, the plaintiff has offered to settle this matter for $947,000. Vascular Genetics believes it has insurance coverage for any amounts that may be awarded in this action. This action is currently in the discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, are the names, ages and positions of our executive officers along with their business experience during the past five years. Unless otherwise indicated, the information set forth is as of December 31, 2003. The age of each officer listed is as of the date of the filing of this report. Unless otherwise indicated, all of our executive officers have served continuously since the dates indicated. There are no family relationships among the officers.

Name, Age and Position with the Company	Dates Elected or Appointed
Richard E. Otto, Age 54 Chief Executive Officer President	February 7, 2003 April 11, 2003 (1)

Robert T. Atwood, Age 64 Executive Vice President Chief Financial Officer and Secretary	October 13, 2003 February 7, 2003 (2)

Yawen Chiang, Age 53 Senior Vice President - Research and Development Chief Scientific Officer	August 1, 2001 February 7, 2003 (3)

Nina Vincent Sewell, Age 44 Senior Vice President - Clinical/Regulatory	September 1, 2003 (4)

Jack W. Callicutt, Age 37 Vice President - Finance and Administration, Chief Accounting Officer, and Assistant Secretary	September 1, 2003 (5)

(1)	Richard E. Otto is our Chief Executive Officer, President and director and has served as Chief Executive Officer and director since the merger between GenStar and Vascular Genetics in February 2003. Mr. Otto became President of Corautus in April 2003. Prior to the merger, he served as Chief Executive Officer, President and a director of Vascular Genetics since January 2002. From March 1998 through January 2002, Mr. Otto served as a consultant to various charitable and commercial organizations. Mr. Otto has spent the past 35 years in the cardiac therapy industry. From September 1995 to March 1998 he served as Chief Executive Officer and a director of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to the Cardiac Rhythm Management division of St. Jude Medical. His career includes key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto has served on the Georgia board of directors of the Juvenile Diabetes Foundation, and Leukemia Society. Mr. Otto was a semifinalist in the 1997 Entrepreneur of the Year Award for the Southern California Region. He received a Bachelor of Science degree in chemistry from the University of Georgia.
(2)	Robert T. Atwood is our Chief Financial Office, Executive Vice President, Secretary and Director and has served as Chief Financial Officer and Secretary since the merger between GenStar and Vascular Genetics in February 2003. Mr. Atwood became Executive Vice President in October 2003 and director in November 2003. Prior to the merger, he served as Chief Financial Officer of Vascular Genetics since January 2002. Prior to joining Vascular Genetics, Mr. Atwood served for 10 years as Executive Vice President and Chief Financial Officer of First Union Corporation, Charlotte, N.C. Prior to working with First Union, Mr. Atwood was a partner in the international accounting firm of Deloitte & Touche, having spent 28 years serving clients and in administrative positions in Atlanta, the District of Columbia, and New York. Throughout his career, Mr. Atwood has served on numerous professional association and industry committees. He was appointed to the President’s Price Advisory Committee to the Council on Wage and Price Stability from 1978 to 1980 and to the Investment Policy Advisory Committee to the United States Trade Representative from 1984 to 1987. In addition, Mr. Atwood has served on the board of trustees of many educational, cultural, and charitable activities. In 2001, Mr. Atwood received the Spirit of

Giving Award from the Mint Museum of Art and the Royal and Sun Alliance Company in Charlotte, N.C. Mr. Atwood graduated from the University of San Diego in 1962 and in May 2001 was awarded the Author E. Hughes Career Achievement Award by the University of San Diego School of Business Administration.

(3)	Yawen L. Chiang, Ph.D., joined Corautus as Senior Vice President, Research & Development in August 2001. In February 2003, Dr. Chiang became Chief Scientific Officer of Corautus. Dr. Chiang has twenty-one years of research and development experience in the biotechnology and pharmaceutical industries. Dr. Chiang has had experience with numerous gene therapy clinical trials and has published many articles in the field of gene therapy. She is named as inventor on several issued or pending patent applications including the 1999 issued patent on “Vectors for Tissue Specific Replication.” From February 1998 to August 2001, Dr. Chiang was Site Director for the Aventis/Gencell Research Center in Hayward, California where she was responsible for research and project management, alliance and collaboration management, and technology transfer. Prior to Aventis/Gencell, she was Vice President, Clinical Studies at Novartis/Genetic Therapy Inc. for ten years. She was the principal investigator on numerous collaborative research and development agreement programs and received SBIR Phase I and II grants. She also had considerable experience with gene therapy clinical production. Dr. Chiang received a B.S. in Medical Technology, Allied Health, from the University of Maryland, an M.A. in Health Care Administration from Central Michigan University and both an M.S. in Biochemistry and a PhD in Genetics from George Washington University.
(4)	Nina Vincent Sewell has served as senior Vice President, Clinical/Regulatory since September 2003. From 1999 to 2003, she managed her own clinical trial consulting firm, CardioConsult, and provided consulting services to Vascular Genetics, among other pharmaceutical and device companies as well as managing Medical Writer, Inc., a medical education company. Prior to 1999, she was employed in scientific and medical research positions at Emory University School of Medicine in Atlanta, Georgia. Ms. Sewell received a Bachelor of Science degree in biology and health science from Emory University.
(5)	Jack W. Callicutt has served as Vice President, Finance and Administration, Chief Accounting Officer and Assistant Secretary since September 2003. Prior to joining Corautus, Mr. Callicutt spent 14 years with Deloitte & Touche, the last six years as an audit senior manager. Mr. Callicutt is a Certified Public Accountant and graduated, with honors, from Delta State University in 1989 with degrees in Accounting and Computer Information Systems.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the American Stock Exchange under the symbol “CAQ.” Prior to February 7, 2003, our common stock was traded on the American Stock Exchange under the symbol “GNT.” On March 10, 2003, we effected a reverse stock split pursuant to which each seven shares of common stock were converted into one share of common stock. The share-related information presented in this annual report has been adjusted to reflect the reverse stock split. As of March 23, 2004, there were approximately 556 registered holders of record of common stock.

On February 5, 2003, we completed a merger with Vascular Genetics, pursuant to which 5,320,166 shares of our common stock were issued to stockholders of Vascular Genetics. In connection with the merger, 556,904 shares of Corautus common stock were reserved for potential indemnity obligations payable to former Vascular Genetics stockholders and the outstanding shares of our Series B preferred stock were converted into 287,274 shares of our common stock. On March 7, 2003, the outstanding shares of our Series A preferred stock were converted into 832,857 shares of our common stock. As of December 31, 2003 there were outstanding options to purchase 2,062,177 shares of our common stock and warrants to purchase 710,611 shares of our common stock. There are 2,000 shares of our Series C preferred stock outstanding.

On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation. In connection with such alliance, Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which were convertible into 1,396,116 shares of common stock as of March 24, 2004, subject to adjustment. The Series D Preferred Stock was sold pursuant to a private offering, with no general solicitation, and was therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of this offering were used for working capital and other general corporate purposes.

On November 7, 2003, we entered into a settlement and release agreement with PMSI Barnes Canyon, LLC, the landlord of one of the facilities we leased, for the settlement of the remaining payments that would have been due for the original term of the lease for such property (as further discussed herein under the heading “Certain Lease Obligations” on page 3). Pursuant to the settlement and release agreement, we delivered to the landlord a warrant to acquire 100,000 shares of our common stock at an exercise price of $4.50 per share. The warrant is exercisable for seven years immediately following issuance. Additionally, we are obligated, for twenty-four months beginning November 2003, to deliver to the landlord that number of shares of our common stock which on the first day of each such month shall have a trading value of $50,000. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The consideration we received for this issuance of stock and warrants was release from our obligations under the lease and did not include any cash consideration.

On December 19, 2003, Corautus and three investors (The Walters Group, Rancho Vista Del Mar, Inc. and The Arthur Engel Trust) entered into a Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase in two tranches an aggregate of 793,640 shares of Corautus common stock and warrants exercisable for 158,728 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $3.967 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date each transaction closed (i.e., $5.4375 per share for tranche one (108,338 shares) and $6.7625 per share for tranche two (50,390 shares)). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on December 31, 2003 with respect to 541,690 shares and January 27, 2004 with respect to the remaining shares. In connection with this offering, we issued two warrants to purchase an aggregate of 32,331 shares of our common stock at an exercise price of $1.00 per share as a finder’s fee for the offering. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $3,149,957 with no underwriting discounts or commissions) will be used for working capital and other general corporate purposes.

On January 8, 2004, Corautus and a group of investors (Ardsley Partners and its affiliates and Vertical Ventures LLC) entered into a Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,200,000 shares of Corautus common stock and warrants exercisable for 240,000 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $4.3819 per share). The warrants are exercisable at a price equal to 120% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $6.72 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on January 16, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $5,260,680 less $289,337 in finder’s fees) will be used for working capital and other general corporate purposes.

Pursuant to the common stock and warrant purchase agreements, we were obligated to file a registration statement with the Securities and Exchange Commission to register the shares sold thereunder within 30 days of the issuance. On January 27, 2004, we filed a registration statement on Form S-3 to register an aggregate of 4,185,318 shares of common stock, which included: (i) 2,424,699 shares issued or issuable pursuant to the common stock and warrant purchase agreements, (ii) 366,664 shares issued or issuable to PMSI Barnes Canyon LLC pursuant to the settlement and release agreement (see “Certain Lease Obligations” above for a discussion on the settlement), and (iii) 1,393,955 shares issuable upon conversion of the Series D Preferred Stock. The registration statement of Form S-3, as amended on February 2, 2004, was declared effective on February 6, 2004.

On March 3, 2004, Corautus and Millennium Partners, L.P. entered into a Common Stock and Warrant Purchase Agreement, whereunder Millennium agreed to purchase 334,220 shares of Corautus common stock and warrants exercisable for 16,711 shares of Corautus common stock for net cash proceeds of approximately $2.0 million. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering will be used as part of the funding for Corautus’ planned Phase IIb clinical trial.

On March 5, 2004, Corautus and Fusion Capital Fund II, LLC entered into a Common Stock and Warrant Purchase Agreement, whereunder Fusion agreed to purchase 41,780 shares of Corautus common stock and warrants exercisable for 2,089 shares of Corautus common stock for net cash proceeds of approximately $250,000. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering will be used as part of the funding for Corautus’ planned Phase IIb clinical trial.

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

The following table shows for the periods indicated the high and low closing prices for our common stock on the American Stock Exchange (adjusted for the one-for-seven reverse stock split which occurred on March 10, 2003):

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2002:
First Quarter	$17.08	$7.00
Second Quarter	$7.70	$2.52
Third Quarter	$5.25	$1.75
Fourth Quarter	$4.13	$1.89

FISCAL YEAR ENDED December 31, 2003:
First Quarter	$3.57	$1.33
Second Quarter	$3.55	$1.27
Third Quarter	$6.36	$2.82
Fourth Quarter	$6.20	$4.34

FISCAL YEAR ENDED December 31, 2004:
First Quarter (through March 24, 2004)	$7.51	$4.50

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP’s report on our consolidated financial statements for the three years ended December 31, 2003, and for the period from July 1, 1991 (inception) to December 31, 2003, appears elsewhere herein. The financial data for all other periods and dates have been derived from consolidated audited financial statements of Corautus that are not included in this annual report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,					Period from July 1, 1991 (inception) to December 31, 2003
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Statement of Operation Data:
Net revenues	$35	$1,120	$301	$162	$118	$2,577

Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	3,217	9,067	8,624	6,414	2,711	35,468
General and administrative	7,939	3,670	3,539	2,374	817	19,686
Write-off of acquired in-process technology	17,295	—	—	1,655	—	24,405
Write-off of property and equipment	1,946	636	12	—	—	2,594

Total costs and expenses	30,397	13,373	12,175	10,443	3,528	82,975

Loss from operations	(30,362)	(12,253)	(11,874)	(10,281)	(3,410)	(80,398)

Other income (expense)	19	75	10	(12)	(72)	86
Interest expense	(123)	(462)	(459)	(230)	(360)	(1,940)
Interest income	58	586	1,228	913	24	2,836

Net loss	$(30,408)	$(12,054)	$(11,095)	$(9,610)	$(3,818)	$(79,416)

Basic and diluted net loss per share	$(3.31)	$(3.54)	$(3.36)	$(3.20)	$(2.48)

Weighted average shares outstanding	9,196	3,408	3,301	3,001	1,538

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$6,750	$2,061	$15,379	$20,343	$448
Total assets	10,534	10,621	21,102	24,444	1,897
Long-term debt and capital lease obligations, net of current portions	2,500	506	695	2,585	1,927
Lease settlement obligation, net of current portion	1,815	—	—	—	—
Shareholders’ equity (deficit)	2,491	6,097	17,785	20,183	(905)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth under “Risks and Uncertainties” in Item 1 of this report. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See the section at the beginning of this report titled “Cautionary Factors That May Affect Future Results.”

Introduction

Corautus Genetics Inc. is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiovascular and vascular disease.

On February 5, 2003, we completed a merger with Vascular Genetics, pursuant to which Vascular Genetics became a wholly-owned subsidiary of Corautus. Concurrently, the name of our company was changed from GenStar Therapeutics Corporation to Corautus Genetics Inc. The focus of our resources and efforts for the foreseeable future will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular and vascular disease.

A total of 5,320,166 shares of our common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, we issued options to purchase 229,648 shares of our common stock and warrants to purchase 19,164 shares of our common stock in exchange for outstanding Vascular Genetics options and warrants.

The acquisition has been accounted for as a purchase of assets by us for financial reporting purposes, in accordance with accounting principles generally accepted in the United States. After February 5, 2003, the results of Vascular Genetics have been included in our consolidated financial statements. The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, our acquisition of Vascular Genetics did not qualify as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. Identified intangible assets with finite lives are being amortized over those lives. We are required to review long-lived assets on at least an annual basis. To the extent the value of the long-lived assets are impaired, we will be required to record an impairment charge. One of the intangible assets that was identified is in-process research and development. The value of this intangible asset has been charged to operations upon the close of the transaction as it did not otherwise qualify for capitalization as there were significant required regulatory approvals remaining. The other intangible asset identified was acquired workforce of $80,000, which is being amortized over two years. The final determination of the intangible asset values and required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective values, has been made and recorded during 2003.

On July 30, 2003, we entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize VEGF-2. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock and a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific also agreed to purchase up to $15 million of convertible debt from Corautus based on achievement of certain milestones. Boston Scientific has obtained exclusive rights to market, distribute and sell Corautus’ VEGF-2 gene products, if and when regulatory approval is obtained.

After the establishment of our alliance with Boston Scientific and the receipt of the $10,000,000 in funding relating to that transaction, one of the critical issues remaining for us in 2003 was securing additional financing needed to fund our operations and our planned Phase IIb clinical trial. Since we have no significant revenues at this time, we must raise funds either from equity or loans. We expect that the cost of the Phase IIb clinical trial will be approximately $30,000,000; however, additional costs may be associated with any changes in the protocol. Subsequent trials needed prior to the receipt of commercial revenues, if ever achieved, will cost additional substantial sums of money.

Over the past several months, we have been raising money in two primary ways. First, we have a $15 million loan facility with Boston Scientific (discussed above). In December 2003, Boston Scientific made the first advance of $2.5 million on that loan facility in advance of the first milestone having been met.

Second, we have also been raising funds by the private placement of our securities to institutional and private investors. In these transactions, we have sold unregistered securities and granted the investors certain registration rights. From December 2003 to the date of this Annual Report on Form 10-K, we have raised a total of $10.7 million through private placements of our common stock to certain accredited investors.

We believe that our existing capital resources will be sufficient to support our current operating plan through the first quarter of 2005. We will require additional financing to fund our operations beyond that date, and we are continuing our efforts to raise additional funds at the present time.

Looking ahead, the most critical component to our current business plan is initiating and successfully completing the Phase IIb clinical trial for our product candidate for the treatment of coronary artery disease. Prior to the completion of our merger with Vascular Genetics, Vascular Genetics had already completed Phase I/II clinical trials for this product utilizing a surgical procedure and a randomized, placebo-controlled Phase I/II clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/II clinical trials provided preliminary data that we believe supports the safety of the product candidate and its delivery method. In the clinical trial process, the next step is a later Phase II, or Phase IIb, clinical trial to further evaluate the safety and effectiveness of this product candidate. We submitted a protocol to the FDA in the third quarter of 2003 for that trial, and we are continuing written and verbal communications with the FDA. The FDA must approve our submissions before we may proceed with the Phase IIb clinical trial and that approval has not been obtained. The FDA’s determination of when to permit the trials to proceed is more complex than a typical product candidate because our clinical trials will also involve the investigation of injection catheters supplied by a third party for gene transfer. We expect further direction from the FDA in the near term and the commencement of our Phase IIb clinical trial in early 2004.

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

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest, if required. Warrants for common stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

Results of Operations

Revenues

We have generated revenues to date of $2,577,070 from contract research agreements and grants. Total revenues for the years ended December 31, 2003, 2002 and 2001 were approximately $35,000, $1,120,000, and $301,000, respectively. Revenues for the year ended December 31, 2003, were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. For the year ended December 31, 2002, $870,000 of revenue was from a research grant and $250,000 was contract revenue from a research agreement with a corporate partner. Revenue for the year ended December 31, 2001 was from a research grant. We do not anticipate revenues from products for at least four to six years. Product revenues are contingent on the success of our clinical trials.

Research and Development and Acquired In-Process Technology

Research and development expenses decreased $5,850,000 to $3,217,000 for the year ended December 31, 2003 compared to approximately $9,067,000 for the year ended December 31, 2002. The decrease in research and development expenses for the year ended December 31, 2003 is due to an overall decrease in research and development activity. Research and development expenses primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses. As Corautus focused its efforts in the cardiovascular area, we curtailed virtually all spending on other research and development activities that had been previously occurring. The charge of approximately $17,295,000 for the write-off of acquired in-process technology related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization as there were significant required regulatory approvals remaining.

In 2003, we completed the manufacturing of the VEGF-2 materials and believe that we have all of the VEGF-2 material expected to be needed through the Phase IIb clinical trial. Research on the MAX-AD, DUAL-AD and lentiviral systems was suspended early in 2003. Thus, research costs for those programs were not significant.

Research and development expenses increased $443,000 to $9,067,000 for the year ended December 31, 2002 compared to approximately $8,624,000 for the year ended December 31, 2001. The increase in research and development expenses for the year ended December 31, 2002 is due to an overall increase in research and development activity. Research and development expenses primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses.

Research and development activities in 2001 in the MAX-AD FVIII program consisted primarily of generating and testing materials for the Phase I clinical trial that commenced in June 2001. Additionally, a laboratory for analysis of clinical samples was established. In the DUAL-AD prostate cancer program, activities consisted of additional efficacy studies in animal models and the development of manufacturing processes for this product. Activities in the vaccines program consisted of the generation of vaccine vectors and proof of concept studies in animal models.

During the two years ended December 31, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems. The majority of the research and development costs related to pre-clinical research in these programs areas. Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program, in which one patient was treated.

We estimate that it will take between four to six years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and Administrative Expenses

General and administrative expenses increased $4,269,000 for the year ended December 31, 2003 to approximately $7,939,000 compared to approximately $3,670,000 for the year ended December 31, 2002. General and administrative expenses increased $131,000 for the year ended December 31, 2002 to approximately $3,670,000 compared to approximately $3,539,000 for the year ended December 31, 2001.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. In 2003, we settled a lease obligation for approximately $3,400,000 in cash and stock, which was incurred when we terminated a lease on a manufacturing facility, which would have run eight more years and had minimum payments of approximately $16,500,000. The majority of the remaining increase in general and administrative expenses related to legal fees, severance and other costs associated with relocating Corautus’ principal offices to Atlanta, Georgia from San Diego, California. General and administrative expenses increased during 2002 and 2001 related to the increased level of operations. We expect the number of financial and administrative employees to remain relatively constant in 2004 and for costs to decline from 2003 primarily due to the lease settlement obligation charge recorded in 2003.

Write-off of Property and Equipment

The write-off of property and equipment of approximately $1,946,000 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations. The write-off of property and equipment of approximately $636,000 in 2002 related to the disposal of equipment with no future use as a result of Corautus’ change in focus relating to the merger with Vascular Genetics and certain leasehold improvements resulting from vacating the Altman Row facility.

Interest Income and Expense

Interest income decreased $528,000 for the year ended December 31, 2003 to approximately $58,000 compared to approximately $586,000 for the year ended December 31, 2002. Interest income decreased $641,000 for the year ended December 31, 2002 to approximately $586,000 compared to approximately $1,227,000 for the year ended December 31, 2001. The decrease in interest income for the years 2003 compared to 2002 and 2002 compared to 2001 is due to the decline in our cash, cash equivalents and short term investments balances during 2003 and 2002, respectively.

Interest expense decreased $339,000 for the year ended December 31, 2003 to approximately $123,000 compared to approximately $462,000 for the year ended December 31, 2002. Interest expense increased $3,000 for the year ended December 31, 2002 to approximately $462,000 compared to approximately $459,000 for the year ended December 31, 2001. Interest expense decreased in 2003 compared to 2002 due to a decrease in amortization of deferred financing costs and lower average debt and capital lease obligations balances.

Liquidity and Capital Resources

From inception through December 31, 2003, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $3.9 million in convertible debt offerings, $27.5 million in private equity financings, $8.1 million in net proceeds from the Boston Scientific Corporation investment and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally, we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used by operating activities was approximately $7,568,000, $9,225,000, and $10,882,000 during 2003, 2002 and 2001, respectively. Net cash used by operating activities primarily consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities of $4,285,000 during 2003 consists of the net sale of short-term investments and sale of property and equipment net of purchases of such. Net cash generated from investing activities of approximately $7,817,000 and $1,343,000 during 2002 and 2001 respectively, consists of purchases of short-term investments net of sales of short-term investments and purchases of property and equipment. Net cash provided by financing activities of $11,501,000 during 2003 consists primarily of net proceeds from the Boston Scientific Corporation investment of $8,084,000, private placement of common stock and warrants of $2,150,000 and proceeds from convertible notes payable to Boston Scientific Corporation of $2,500,000 reduced by payments on capital leases of $1,320,000. Net cash used by financing activities of $336,000 during 2002 consists primarily of proceeds from our notes payable of $429,000, offset by repayments of our capital lease and notes payable of $832,000, and proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $68,000. Net cash provided by financing activities of $6,682,000 during 2001 consists primarily of $3,873,000 paid by Baxter Healthcare under the credit agreement, proceeds from the sale of Series C preferred stock to Baxter Healthcare of $2,000,000 and proceeds from our capital lease agreement of $807,000, offset by repayments of our capital lease and notes payable of $540,000, proceeds from the issuance of common stock upon exercise of options and warrants for common stock of $421,000 and investor short swing profit of $124,000.

As of December 31, 2003, we had cash, cash equivalents and short-term investments totaling approximately $8.9 million. We received net proceeds of approximately $6.0 million in January 2004 from the private placement of common stock and warrants. We received net proceeds of approximately $2.25 million from the private placement of common stock and warrants in March 2004. We expect to draw an additional $2.5 million of convertible notes payable from Boston Scientific Corporation upon treatment of our first patient in our Phase IIb clinical trial. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through the first quarter of 2005. We will need to raise substantial additional capital to fund our planned operations. We will be seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2003:

	Payments due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$2,500,000	—	—	—	$2,500,000

Capital lease obligation (1)	$402,000	$353,000	$49,000	—	—

Operating lease	$188,000	$188,000	—	—	—

Purchase obligations	$3,375,000	$2,031,000	$1,344,000	—	—

Lease settlement obligation	$2,943,000	$1,128,000	$1,815,000	—	—

Total	$9,408,000	$3,700,000	$3,208,000	—	$2,500,000

(1)	As a result of the write-off and sale of certain of the assets and the lack of payment for a period of time during 2003, we were in default under the terms of its capital leases and have classified the entire balance as current. We are negotiating a new arrangement with the lender with regard to the default and believe the remaining payments will be made in accordance with the schedule above.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material impact on Corautus’ financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2003 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

We are subject to a certain amount of short-term foreign exchange risk related to a manufacturing contract we entered into in December 2003 with a German corporation. The contract is for the manufacture of our VEGF-2 plasmid material for our planned Phase III clinical trial and commercial use. The payments made under the contract are denominated in Euros and are expected to be made over the next two to three years. Such payments will not commence until successful completion of our Phase IIb clinical trial and we are unable to predict currency exchange risk at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE ITEM 15. “Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.”

We have adopted a code of business conduct and ethics, which applies to our chief executive officer and our senior financial officers. Our code of business conduct and ethics is posted on our website at www.corautus.com under the headings “Investor Relations- Corporate Governance- Code of Business Conduct and Ethics.” We will also provide a copy of the code of business conduct and ethics to stockholders upon request. Any amendments to or waivers from any provision of our code of business conduct and ethics will be disclosed by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Compensation of Directors and Executive Officers,” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information:

The information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Proposal 4 - Ratification of Re-Appointment of Independent Accountants” in the Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Index to Financial Statements

Page
1.	Consolidated Financial Statements

	Report of Ernst & Young LLP, Independent Auditors	F-1

	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2

	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001 and the period from July 1, 1991 (inception) to December 31, 2003	F-3

	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 1991 (inception) to December 31, 2003	F-4

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001 and the period from July 1, 1991 (inception) to December 31, 2003	F-10

	Notes to Consolidated Financial Statements	F-11

2.	Schedules to Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K

None

(c)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Filed Herewith

2.1	Agreement and Plan of Reorganization, dated as of September 12, 2002, by and among GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	09/16/02

2.2	Amendment to Agreement and Plan of Reorganization, dated as of November 26, 2002, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	S-4/A*	12/19/02

2.3	Second Amendment to Agreement and Plan of Reorganization, dated as of February 5, 2003, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	2/14/03

2.4	Escrow Agreement, dated as of December 18, 2002, among GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics Inc., Century Capital Associates LLC and U.S. Bank Trust National Association	10-K	03/28/03

3.1	Restated Certificate of Incorporation	10-Q	08/14/03

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	10-KSB	03/30/00

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Filed Herewith
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.4	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.5	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series A Preferred Stock	S-4/A*	12/19/02

3.7	Amended and Restated Certificate of Designation of Preferences and Rights of Series B Preferred Stock	S-4/A*	12/19/02

3.8	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock	S-4/A*	12/19/02

3.9	Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q	08/14/03

3.10	Second Amended and Restated Bylaws			X

4.1	Investor Rights Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

4.2	First Amendment to the Investor Rights Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A*	12/19/02

4.3	Investor Rights Agreement, dated July 30, 2003, between Corautus and Boston Scientific Corporation	10-Q	08/14/03

10.1	Form of Indemnification Agreement	10-SB	02/09/96

10.2	Consulting and Employment Agreement, dated April 23, 1997, by and between UroGen Corp. and Paul D. Quadros	S-4/A*	12/19/02

10.3	Amendment to the Consulting and Employment Agreement, dated December 18, 2002, by and between GenStar Therapeutics Corporation and Paul D. Quadros	S-4/A*	12/19/02

10.4	Separation Agreement and General Release of Claims, dated April 4, 2003, by and between Corautus Genetics Inc. and Robert E. Sobol, M.D.	10-Q	05/14/03

10.5	Employment Agreement, dated May 14, 2003, by and between Corautus Genetics Inc. and Richard E. Otto	10-Q	08/14/03

10.6	Employment Agreement, dated May 14, 2003, by and between Corautus Genetics Inc. and Robert T. Atwood	10-Q	08/14/03

10.7	Retention Agreement, dated April 15, 2003, by and between Corautus Genetics Inc. and Carin D. Sandvik	10-Q	08/14/03

10.8	Employment Letter, dated August 27, 2003, by and between Corautus Genetics Inc. and Jack W. Callicutt	10-Q	11/13/03

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Filed Herewith
10.9	Employment Letter, dated August 26, 2003, by and between Corautus Genetics Inc. and Nina Vincent Sewell	10-Q	11/13/03

10.10	Employment Letter, dated September 22, 2003, by and between Corautus Genetics Inc. and Yawen Chiang	10-Q	11/13/03

10.11	Investment Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation.	10-Q	08/14/03

10.12	Loan Agreement, dated July 30, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation.	10-Q	08/14/03

10.13	First Amendment to Loan Agreement, dated December 29, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation			X

10.14	Promissory Note issued on December 29, 2003, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation			X

10.15	Development Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation.	10-Q	08/14/03

10.16	Distribution Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.17	Sub-Lease Agreement with Sidney Kimmel Cancer Center, dated April 12, 2000, for property located at 10835 Altman Row, San Diego, California	S-4/A*	12/19/02

10.18	Amended and Restated License Agreement, dated February 28, 2001, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.19	First Amendment to Amended and Restated License Agreement, dated October 10, 2002, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.20	License Agreement, dated February 24, 2000, by and between Vascular Genetics Inc. and Vical Incorporated.	10-Q	05/14/03

10.21	Employee Stock Purchase Plan	10-KSB	03/29/02

10.22	Lease Agreement with PMSI Barnes Canyon, LLC, dated January 22, 2001, for property located at 10030 Barnes Canyon Road, San Diego, California	S-4/A*	12/19/02

10.23	Settlement Agreement and Release, dated November 7, 2003, by and between Corautus Genetics Inc. and PMSI Barnes Canyon, LLC	10-Q	11/13/03

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Filed Herewith
10.24	Common Stock and Warrant Purchase Agreement dated December 19, 2003 between Corautus Genetics Inc. and the investors therein named.	S-3**	1/27/04

10.25	Common Stock and Warrant Purchase Agreement dated January 8, 2003 between Corautus Genetics Inc. and the investors therein named.	S-3**	1/27/04

10.26	Common Stock and Warrant Purchase Agreement dated March 3, 2004 between Corautus Genetics Inc. and the investors therein named			X

10.27	Common Stock and Warrant Purchase Agreement dated March 5, 2004 between Corautus Genetics Inc. and the investors therein named			X

10.28	2002 Stock Plan	S-4/A*	12/19/02

10.29	Warrant Certificate dated June 20, 2002 between GenStar Therapeutics Corporation and CEOcast, Inc.	10-K	03/28/03

10.30	Warrant Certificate dated June 20, 2002 between GenStar Therapeutics Corporation and CEOcast, Inc.	10-K	03/28/03

10.31	Warrant Certificate dated May 9, 2002 between GenStar Therapeutics Corporation and Lyon & Lyon LLP	10-K	03/28/03

21.1	Subsidiaries of Corautus Genetics Inc.			X

23.1	Consent of Ernst & Young LLP, Independent Auditors			X

24.1	Power of Attorney (included with signature page hereto)			X

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer			X

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer			X

*	Form S-4/A file no. 333-101606
**	Form S-3 file no. 333-112239

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

CORAUTUS GENETICS INC.
A Delaware Corporation

By:	/s/ Robert T. Atwood
Robert T. Atwood
Executive Vice President, Chief Financial Officer,
Secretary and Director

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Otto, Robert T. Atwood and Jack W. Callicutt, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2003, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 2004.

Signatures	Title

/s/ Richard E. Otto Richard E. Otto	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Robert T. Atwood Robert T. Atwood	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Secretary, and Director

/s/ Jack W. Callicutt Jack W. Callicutt	Vice President of Finance and Administration (Principal Accounting Officer), Chief Accounting Officer & Assistant Secretary

/s/ Paul D. Quadros Paul D. Quadros	Chairman of the Board of Directors

Eric N. Falkenberg	Director

/s/ James C. Gilstrap James C. Gilstrap	Director

/s/ John R. Larson John R. Larson	Director

/s/ Daniel Pharand Daniel Pharand	Director

/s/ Ivor Royston, M.D. Ivor Royston, M.D.	Director

/s/ Victor W. Schmitt Victor W. Schmitt	Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Corautus Genetics Inc.

We have audited the accompanying consolidated balance sheets of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) (a development stage enterprise) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003 and for the period from July 1, 1991 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corautus Genetics Inc. (a development stage enterprise) at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and the for period from July 1, 1991 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2004

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,911,994	$694,013
Short-term investments	—	4,218,020
Accounts receivable	39,249	70,611
Other current assets	644,901	349,047

Total current assets	9,596,144	5,331,691
Property and equipment, net	184,338	2,616,451
Deferred merger expenses	—	1,323,854
Restricted cash	680,901	450,933
Deferred loan fee	—	45,049
Other assets	72,652	853,078

	$10,534,035	$10,621,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,998	$1,408,884
Accrued employee benefits	83,917	152,573
Other accrued liabilities	792,900	1,000,030
Capital lease obligation, current portion	376,265	558,825
Deferred revenue, current portion	83,333	—
Lease settlement obligation, current portion	1,128,189	—
Notes payable, current portion	—	150,772

Total current liabilities	2,845,602	3,271,084
Notes payable, net of current portion	2,500,000	74,386
Lease settlement obligation, net of current portion	1,815,289	—
Deferred revenue, net of current portion	881,944	—
Capital lease obligation, net of current portion	—	431,893
Other long-term liabilities	—	592,848
Deferred compensation	—	154,016

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, 0 and 5,830 shares issued and outstanding, respectively, liquidation preference of $58,300	—	6
Series B Preferred Stock, 0 and 12,890 shares issued and outstanding, respectively, liquidation preference of $12,890,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	—	13
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Series D Preferred Stock, 1,385,377 and 0 shares issued and outstanding, respectively, liquidation preference of $9,004,951 prior to any distribution to holders of Series A Stock and holders of Common Stock	1,385	—
Common Stock—$0.001 par value, 100,000,000 shares authorized; 10,564,877 and 3,431,393 shares issued and outstanding, respectively	10,565	3,431
Additional paid-in capital	78,169,917	51,376,821
Deficit accumulated during development stage	(75,690,669)	(45,282,523)
Accumulated other comprehensive income (loss)	—	(921)

Total stockholders’ equity	2,491,200	6,096,829

	$10,534,035	$10,621,056

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2003
	2003	2002	2001
Revenues	$34,722	$1,120,438	$300,900	$2,577,070
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	3,217,327	9,066,519	8,624,082	35,468,070
General and administrative	7,939,065	3,670,159	3,538,641	19,685,526
Write-off of acquired in-process technology	17,294,576	—	—	24,405,005
Write-off of property and equipment	1,945,743	636,433	11,866	2,594,042

Total costs and expenses	30,396,711	13,373,111	12,174,589	82,974,521

Loss from operations	(30,361,989)	(12,252,673)	(11,873,689)	(80,397,451)
Other income (expense), net	19,458	74,586	10,390	84,786
Interest expense	(123,415)	(461,410)	(458,998)	(1,939,822)
Interest income	57,800	585,914	1,227,287	2,836,025

Net loss	$(30,408,146)	$(12,053,583)	$(11,095,010)	$(79,416,462)

Basic and diluted loss per share	$(3.31)	$(3.54)	$(3.36)

Number of shares used in the computation of basic and diluted loss per share	9,195,964	3,407,754	3,301,085

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Advances and contributions from Medstone July 1, 1991 to December 31, 1997	—	$—	—	$—	$—	$—	$—	$4,388,875	$—	$—	$4,388,875
Distribution of stock dividend and net assets February 9, 1996	—	—	802,361	802	662,280	—	—	(4,388,875)	3,725,793	—	—
Distribution of Common Stock for Services at $0.35 per share	—	—	51,857	52	18,098	—	—	—	—	—	18,150
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	201,429	201	70,299	—	—	—	—	—	70,500
Issuance of Common Stock for cash and note receivable at $0.35 per share	—	—	21,113	21	7,369	(7,242)	—	—	—	—	148
Net loss and comprehensive loss July 1, 1991 to December 31, 1997	—	—	—	—	—	—	(743,175)	—	(3,725,793)	—	(4,468,968)

Balance at December 31, 1997	—	—	1,076,760	1,076	758,046	(7,242)	(743,175)	—	—	—	8,705

Issuance of Preferred and Common Stock for equipment and acquired in-process technology at $630 and $4.41 per share, respectively, net of issuance costs of $83,366	5,830	6	263,031	263	5,715,806	—	—	—	—	—	5,716,075
Issuance of warrants for Common Stock valued at $4.13 per share	—	—	—	—	305,910	—	—	—	—	—	305,910
Interest and other related to note receivable from stockholder	—	—	—	—	11,250	(13,280)	—	—	—	—	(2,030)
Net loss and comprehensive loss	—	—	—	—	—	—	(7,962,388)	—	—	—	(7,962,388)

Balance at December 31, 1998	5,830	$6	1,339,791	$1,339	$6,791,012	$(20,522)	$(8,705,563)	$—	$—	$—	$(1,933,728)

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1998	5,830	$6	1,339,791	$1,339	$6,791,012	$(20,522)	$(8,705,563)	$—	$—	$—	$(1,933,728)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	2,998	3	—	—	2,997,997	—	—	—	—	—	2,998,000
Issuance of Common Stock upon conversion of notes payable plus accrued interest at $7.00 and $2.10 per share	—	—	351,544	352	1,512,067	—	—	—	—	—	1,512,419
Collection of note receivable	—	—	—	—	—	20,522	—	—	—	—	20,522
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	5,188	5	1,506	—	—	—	—	—	1,511
Issuance of warrants valued at $1.26 and $1.40 per share	—	—	—	—	311,667	—	—	—	—	—	311,667
Issuance of Common Stock for cash upon exercise of warrants at $0.007 per share	—	—	31,205	31	187	—	—	—	—	—	218
Issuance of Common Stock for services at $2.03 per share	—	—	1,429	2	2,898	—	—	—	—	—	2,900
Net loss and comprehensive loss	—	—	—	—	—	—	(3,818,827)	—	—	—	(3,818,827)

Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	$—	$(12,524,390)	$—	$—	$—	$(905,318)

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	$—	$(12,524,390)	$—	$—	$—	$(905,318)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	4,043	4	—	—	4,043,075	—	—	—	—	—	4,043,079
Issuance of Common Stock, net of offering costs	—	—	1,194,686	1,195	23,423,194	—	—	—	—	—	23,424,389
Issuance of Common Stock for cash upon exercise of options	—	—	80,131	80	126,020	—	—	—	—	—	126,100
Issuance of Common Stock for cash upon exercise of warrants	—	—	58,326	58	268,528	—	—	—	—	—	268,586
Net exercises of warrants for Common Stock	—	—	141,707	142	(142)	—	—	—	—	—	—
Issuance of options at less than Fair Market Value	—	—	—	—	217,200	—	—	—	—	—	217,200
Issuance of Common Stock for purchase of technology	—	—	41,143	41	1,458,679	—	—	—	—	—	1,458,720
Issuance of Common Stock for services	—	—	1,429	1	64,999	—	—	—	—	—	65,000
Issuance of stock options to consultant	—	—	—	—	47,436	—	—	—	—	—	47,436
Issuance of warrants valued at $14.00 per share in connection with a loan agreement	—	—	—	—	687,000	—	—	—	—	—	687,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,609,540)	—	—	—	(9,609,540)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	360,586	360,586

Comprehensive loss											(9,248,954)

Balance at December 31, 2000	12,871	$13	3,246,579	$3,246	$41,953,323	$—	$(22,133,930)	$—	$—	$360,586	$20,183,238

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2000	12,871	$13	3,246,579	$3,246	$41,953,323	$—	$(22,133,930)	$—	$—	$360,586	$20,183,238
Issuance of Common Stock for cash upon exercise of options	—	—	43,509	43	74,544	—	—	—	—	—	74,587
Issuance of Common Stock for cash upon exercise of warrants	—	—	70,622	71	346,767	—	—	—	—	—	346,838
Issuance of Series B Preferred Stock from conversion of advance from related party at $1,000 per share	5,849	6	—	—	5,848,355	—	—	—	—	—	5,848,361
Issuance of Series C Preferred Stock for cash at $1,000 per share	2,000	2	—	—	1,999,998	—	—	—	—	—	2,000,000
Net exercises of warrants for Common Stock	—	—	27,634	28	(28)	—	—	—	—	—	—
Proceeds from investor’s short-swing profit	—	—	—	—	123,820	—	—	—	—	—	123,820
Extension of stock option exercise period for terminated employees	—	—	—	—	35,504	—	—	—	—	—	35,504
Repurchase of restricted stock	—	—	(1,488)	(1)	(2,811)	—	—	—	—	—	(2,812)
Stock grants to employees	—	—	4,428	4	94,146	—	—	—	—	—	94,150
Issuance of options and warrants for services	—	—	—	—	250,705	—	—	—	—	—	250,705
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,095,010)	—	—	—	(11,095,010)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(74,686)	(74,686)

Comprehensive loss											(11,169,696)

Balance at December 31, 2001	20,720	$21	3,391,284	$3,391	$50,724,323	$—	$(33,228,940)	$—	$—	$285,900	$17,784,695

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003 (Continued)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2001	20,720	$21	3,391,284	$3,391	$50,724,323	$—	$(33,228,940)	$—	$—	$285,900	$17,784,695
Issuance of Common Stock for cash upon exercise of options	—	—	31,549	31	67,939	—	—	—	—	—	67,970
Net exercises of warrants for Common Stock	—	—	1,607	2	(2)	—	—	—	—	—	—
Extension of stock option exercise period for terminated employees	—	—	—	—	47,564	—	—	—	—	—	47,564
Repurchase of restricted stock	—	—	(119)	—	(268)	—	—	—	—	—	(268)
Issuance of options and warrants for services and other	—	—	7,072	7	537,265	—	—	—	—	—	537,272
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,053,583)	—	—	—	(12,053,583)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(286,821)	(286,821)

Comprehensive loss											(12,340,404)

Balance at December 31, 2002	20,720	$21	3,431,393	$3,431	$51,376,821	$—	$(45,282,523)	$—	$—	$(921)	$6,096,829

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2003 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	20,720	$21	3,431,393	$3,431	$51,376,821	$—	$(45,282,523)	$—	$—	$(921)	$6,096,829
Issuance of Common Stock for cash upon exercise of options	—	—	132,365	133	86,133	—	—	—	—	—	86,266
Net exercises of warrants for Common Stock	—	—	10,436	10	(10)	—	—	—	—	—	—
Conversion of Preferred stock into Common stock	(18,720)	(19)	1,120,131	1,120	(1,101)	—	—	—	—	—	—
Issuance of options and warrants for services and other	—	—	—	—	724,407	—	—	—	—	—	724,407
Issuance of options at less than fair market value	—	—	—	—	164,490	—	—	—	—	—	164,490
Issuance of Common Stock for Services at $5.75 per share	—	—	8,696	9	49,991	—	—	—	—	—	50,000
Extension of stock option exercise period for terminated employees	—	—	—	—	68,340	—	—	—	—	—	68,340
Issuance of Common Stock and Stock Purchase Warrants for Cash	—	—	541,690	542	2,149,426	—	—	—	—	—	2,149,968
Issuance of Common Stock in connection with Merger	—	—	5,320,166	5,320	15,468,429	—	—	—	—	—	15,473,749
Issuance of Preferred Stock for Cash, net of issuance costs of $915,624	1,385,377	1,385	—	—	8,082,991	—	—	—	—	—	8,084,376
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,408,146)	—	—	—	(30,408,146)
Unrealized loss on short-term investments reclassified into earnings	—	—	—	—	—	—	—	—	—	921	921

Comprehensive loss											(30,407,225)

Balance at December 31, 2003	1,387,377	$1,387	10,564,877	$10,565	$78,169,917	$—	$(75,690,669)	$—	$—	$—	$2,491,200

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2003
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(30,408,146)	$(12,053,583)	$(11,095,010)	$(79,416,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	16,507,514	—	—	23,482,519
Expenses satisfied via advances from related party	—	—	—	695,557
Depreciation and amortization	467,173	938,812	694,965	3,114,963
Accrued interest satisfied through issuance of Common Stock	—	—	—	40,245
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	517,240	584,835	380,359	1,980,373
Charge related to lease termination settlement	3,423,791	—	—	3,423,791
Loss on disposal of property and equipment	1,945,743	636,433	11,866	2,512,598
Amortization of debt discount and loan fee	45,049	270,296	270,295	1,261,297
Deferred rent	(539,354)	224,225	294,426	13,160
Deferred revenue	965,277	—	—	965,277
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	132,503	464,648	(522,082)	61,892
Other current assets	(295,854)	(74,333)	(144,742)	(644,901)
Other assets	1,837,646	(1,358,884)	(1,094,511)	(790,220)
Accounts payable	(1,586,862)	801,432	158,188	(177,978)
Other current liabilities	(371,716)	648,925	79,828	762,804
Other long-term liabilities	(53,494)	40,334	—	(13,160)
Deferred compensation	(154,016)	(347,990)	84,682	—

Net cash used in operating activities	(7,567,506)	(9,224,850)	(10,881,736)	(42,728,245)

Cash flows from investing activities:
Purchase of short-term investments	(168,899)	(7,006,847)	(22,122,369)	(44,998,300)
Sale of short-term investments	4,387,840	16,425,890	24,184,570	44,998,300
Purchase of property and equipment	(96,603)	(1,601,811)	(719,536)	(4,851,322)
Proceeds from sale of property and equipment	162,153	—	—	162,153

Net cash provided by (used in) investing activities	4,284,491	7,817,232	1,342,665	(4,689,169)

Cash flows from financing activities:
Advances from related party	—	—	3,872,768	12,193,883
Repayment of note receivable from stockholder	—	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820	123,820
Proceeds from notes payable	2,500,000	428,518	806,774	5,915,292
Repayment of capital lease and notes payable	(1,319,614)	(831,880)	(540,267)	(2,922,062)
Proceeds from issuance of Common Stock upon exercise of options and warrants	86,266	67,970	421,425	1,040,986
Proceeds from sale of Common Stock, net of issuance costs	2,149,968	—	—	25,492,728
Proceeds from issuance of Series C Preferred Stock	—	—	2,000,000	2,000,000
Proceeds from issuance of Series D Preferred Stock, net of issuance costs	8,084,376	—	—	8,084,376
Repurchase of restricted shares of common stock	—	(268)	(2,813)	(3,080)
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash provided by (used by) financing activities	11,500,996	(335,660)	6,681,707	56,329,408

Net increase (decrease) in cash and cash equivalents	8,217,981	(1,743,278)	(2,857,364)	8,911,994
Cash and cash equivalents, beginning of period	694,013	2,437,291	5,294,655	—

Cash and cash equivalents, end of period	$8,911,994	$694,013	$2,437,291	$8,911,994

See Notes 6 and 12 for supplemental cash flow information.

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Corautus Genetics Inc. (the “Company”) is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease.

The Company was incorporated as UroGen Corp. in the State of Delaware on June 30, 1995, as a wholly-owned subsidiary of Medstone International, Inc. Between July 1, 1991 (Inception) and June 30, 1995, the Company operated as a division of Medstone. On December 29, 1995, Medstone declared a dividend of all of the stock of UroGen Corp. to be distributed to all Medstone stockholders. In March 2000, the Company’s name was changed to GenStar Therapeutics Corporation.

On February 5, 2003, the Company completed a merger with Vascular Genetics Inc. and concurrently changed the Company’s name from GenStar Therapeutics Corporation to Corautus Genetics Inc. (See Note 5). The Company’s focus for the foreseeable future will be the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular disease.

Basis of Presentation

The consolidated financial statements include the accounts of Corautus Genetics Inc. and its wholly-owned subsidiaries, Urogen Acquisition Corp. and Vascular Genetics Inc. All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales, the Company’s financial statements are presented as statements of a development stage enterprise.

The Company’s consolidated financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future.

Certain amounts from previous periods have been reclassified to conform to the 2003 presentation.

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. Contract revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under research grants or from collaborative research agreements are not refundable, regardless of the success of the underlying research.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximate fair value at December 31, 2003 and 2002.

Short-Term Investments

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value based upon quoted market prices, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and are recorded as interest income. For the year ended December 31, 2003, realized gains were $47,759 and realized losses were $63,694. For the year ended December 31, 2002, realized gains were $120,661 and realized losses were $104,186. For the year ended December 31, 2001, realized gains were $365,977 and realized losses were $47,450.

The Company had no short-term investments at December 31, 2003. At December 31, 2002, short-term investments consisted of the following:

	Amortized Cost	Market Value
Corporate debt securities	$2,198,915	$2,198,813
Certificates of deposit	2,020,026	2,019,207

Total short-term investments	$4,218,941	$4,218,020

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease if shorter. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $420,820, $938,812, and $694,965, respectively.

Patents

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002, and 2001: a risk-free interest rate of 2.6%, 4.5%, and 6.5%, respectively, a dividend yield of 0% for all periods, a volatility factor of the expected market price of the Company’s common stock of 95%, 90%, and 95%, respectively, and an expected life of the option ranging from two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(30,408,146)	$(12,053,583)	$(11,095,010)
Add: Stock based employee compensation included in net loss	607,830	47,564	35,504
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(1,738,624)	(543,981)	(640,494)
Net loss, pro forma	$(31,538,940)	$(12,550,000)	$(11,700,000)
Basic and diluted loss per share, as reported	$(3.31)	$(3.54)	$(3.36)
Basic and diluted loss per share, pro forma	$(3.43)	$(3.68)	$(3.57)

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2003, 2002 and 2001 is equal to net loss per share since the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt, are antidilutive.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires that provision be made for taxes currently due and for the expected future tax effects of temporary differences between book and tax bases of assets and liabilities.

Research and Development

Research and development costs are expensed as incurred.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income or loss, including net income or loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive loss. Comprehensive loss for the years ended December 31 consisted of the following:

	2003	2002	2001
Net loss	$(30,408,146)	$(12,053,583)	$(11,095,010)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	921	(286,821)	(74,686)

Comprehensive loss	$(30,407,225)	$(12,340,404)	$(11,169,696)

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

2. Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2003	2002
Equipment	$486,571	$1,693,366
Equipment under capital lease	—	1,418,001
Furniture and fixtures	16,285	151,385
Leasehold improvements	61,802	1,176,537

	564,658	4,439,289
Accumulated depreciation	(380,320)	(1,822,838)

	$184,338	$2,616,451

During 2003, the Company decided to abandon its manufacturing facility and move operations into a smaller facility. As a result of this decision, all tenant improvements related to the manufacturing facility and certain manufacturing equipment, including equipment under capital leases, and excess furniture and fixtures were identified as having no future use to the Company. A charge of approximately $1,946,000 was recorded in 2003 to write-off the property and equipment, net of estimated salvage value of $200,000. The equipment written off is currently being marketed by a third party.

As a result of the merger with Vascular Genetics and the related change of the Company’s focus, in December 2002 the Company identified equipment with no future use and recorded a charge to expense of $382,000, net of an estimated salvage value of $65,000. Additionally in 2002, the Company recorded a charge of $254,000 related to the unamortized portion of capitalized leasehold improvements at the Altman Row facility from which the Company will receive no further benefit due to vacating the facility in December 2002.

3. Capital Lease Obligation

During 1999, the Company entered into capital lease agreement under which up to $250,000 in equipment could be leased. In connection with this capital lease agreement, the Company issued a warrant for 35,714 shares of common stock to the lessor. The warrant was exercised in July 2000. Additionally, in February 2001, the Company entered into a capital lease agreement under which up to $2,325,000 in equipment could be leased.

During 2002, the Company financed $672,304 of equipment under this lease. Under the original terms of the lease, the lease expired in February 2002, however the Company was granted an extension of the lease term through June 2002. No additional extension of lease term was requested, and the lease term expired June 30, 2002. Therefore, no additional assets can be financed under this facility.

As discussed above in Note 2, in April 2003, the Company decided to outsource future manufacturing and wrote-off the value of all manufacturing equipment, less an estimated salvage value. Therefore, at December 31, 2003, there was no equipment under capital leases recorded. As a result of the write-off and sale of certain of the assets and the lack of payment for a period of time during 2003, the Company was in default under the terms of its capital leases and has classified the entire balance as current. The Company is negotiating a new arrangement with the lender with regard to the default and believes the remaining payments will be made in accordance with the schedule below. At December 31, 2002, the Company had equipment acquired under capital leases of $1,418,001, with related accumulated depreciation of $537,659. Total depreciation expense on assets under capital lease for the three years ended December 31, 2003, 2002 and 2001 was $72,024, $357,976, and $201,255, respectively.

Capital lease obligations at December 31, 2003 are as follows:

2004	$352,326
2005	49,364

Total minimum obligations	401,690
Interest	(25,425)

Capital Lease obligations at December 31, 2003	$376,265

4. Notes Payable

During 2000, the Company entered into a note payable in the amount of $750,000. The note payable is secured by equipment and carries an average effective interest rate of approximately 9.6%. In addition, the Company issued a warrant for 14,286 shares of common stock to Baxter Healthcare in exchange for Baxter Healthcare’s guarantee of this note payable. The note matured in 2003.

Additionally, during 2000, the Company entered into a note payable in the amount of $200,000 to finance the construction of leasehold improvements. The note payable carries an interest rate of 10%. The note matures in 2005. The leasehold improvements financed under this note were written off in December 2002 when the Company moved out of the leased facility. (See Note 10). The balance of this note was repaid in 2003.

On December 31, 2003, the Company executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into approximately 250,000 shares of common stock, subject to adjustment, and is only convertible in the event of a change of control, as defined. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance.

5. Acquisition of Technology and Related Agreements

In May 2000, the Company acquired all of the outstanding shares of Allegro Cell Systems, Inc. in exchange for 41,143 shares of common stock and an obligation to issue an additional 1,714 shares of common stock. The additional 1,714 shares of common stock were issued during 2002. Allegro’s sole asset was a license to certain technologies for the treatment and prevention of AIDS and for lentiviral gene therapy. Allegro had no products, revenues, employees, facilities or other assets. The shares issued to acquire the technologies were valued at $1,458,720 based on the fair value of the common stock on the date of the agreement which was charged to acquired in-process technology due to the early stage of development of the technology and the lack of alternative future uses for it.

In July 1998, the Company executed various agreements with Baxter Healthcare pursuant to which the Company acquired certain rights and assets from Baxter Healthcare. Under the terms of the agreements, the Company obtained the rights to Baxter Healthcare’s adenoviral-based gene transfer technologies and certain equipment in exchange for 5,830 shares of non-voting convertible Series A preferred stock and 263,031 shares of common stock. The shares issued to acquire the gene transfer technologies were valued at $5,455,505 based upon a discounted cash flow analysis, estimated research and development costs for six years and product revenues commencing in year seven, after the assumed completion of clinical trials and product approval by the U.S. Food and Drug Administration, or FDA. The value of the technology was charged to acquired in-process technology because technological feasibility had not been achieved nor had alternative future uses of the technology been identified. The value of the stock issued for property and equipment was $343,937 based upon the fair value of those assets.

Under the terms of the Company’s Developmental Collaboration Agreement and Credit Agreement with Baxter Healthcare, Baxter Healthcare was required to provide funding for pre-clinical development of the hemophilia product. When the Company treated the first patient in a Phase I clinical trial for the hemophilia product, a milestone payment of $2,000,000 was due from Baxter Healthcare. On June 13, 2001, the first patient was treated using the hemophilia product, and Baxter Healthcare paid the $2,000,000 milestone payment in exchange for 2,000 shares of Series C preferred stock. Additionally, the remaining balance under the Credit Agreement of approximately $5,848,000 was converted to Series B preferred stock in August 2001. The Series B preferred stock was convertible at Baxter Healthcare’s option into 287,274 shares of common stock and was converted to common stock in February 2003 in connection with the closing of the merger with Vascular Genetics. (See Note 6).

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

The Company, Baxter Healthcare and certain founding shareholders of the Company entered into an Investor Rights Agreement under which the shares held by these entities were subject to certain restrictions on transfer until July 8, 2003 and these entities have certain registration rights. Additionally, under this agreement, Baxter Healthcare has the obligation to purchase Series C preferred stock at a price of $1,000 per share upon the Company’s achievement of the following milestones: (i) $2,000,000 upon treatment of the first patient in a Phase I clinical trial for a product developed under the Developmental Collaboration Agreement; (ii) $5,000,000 upon commencement of Phase III clinical trials of a product developed under the Developmental Collaboration Agreement; and (iii) $10,000,000 upon approval by the FDA of a product developed under the Developmental Collaboration Agreement. (See related discussion in Note 6).

On February 5, 2003, in connection with the merger with Vascular Genetics, a total of 5,320,166 shares of the Company’s common stock were issued to Vascular Genetics stockholders. Additionally, the Company assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. The Company also has reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders. The acquisition has been accounted for as a purchase of assets by the Company for financial reporting purposes, in accordance with accounting principles generally accepted in the United States. After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of the Company. The purchase price exceeded the net tangible assets acquired by $17.4 million and was allocated as follows:

Acquired workforce	$80,000
In-process research and development	17,294,576

Total	$17,374,576

Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Vascular Genetics did not qualify as a business combination under SFAS No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. The value of the in-process research and development has been charged to operations upon the close of the merger. The value allocated to acquired workforce is being amortized over two years. Amortization expense in 2003 was $36,667 and is included in general and administrative expenses.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2003, 40,000, 13,000, 17,000 and 1,400,000 shares were designated Series A, Series B, Series C and Series D preferred stock, respectively.

As of December 31, 2003, there were no shares of Series A preferred stock issued and outstanding. Former holders of the Series A preferred stock were not entitled to receive dividends, had a liquidation preference amount of ten dollars ($10.00) per share and had no voting rights. The Series A preferred stock was convertible into common stock on a 143 to 1 basis; provided, however, that no shares were convertible prior to July 8, 2001. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series A preferred stock in which the Series A preferred stock would be convertible at the Company’s option following consummation of the merger with Vascular Genetics. The outstanding shares of Series A preferred stock were converted into shares of common stock on March 7, 2003.

As of December 31, 2003, there were no shares of Series B preferred stock issued and outstanding. The Series B preferred stock was previously issued to Baxter Healthcare in payment for amounts funded by Baxter Healthcare under the Credit Agreement. Total funding under the Development Collaboration Agreement and Credit Agreement was $12,890,000. Previous holders of the Series B preferred stock were not entitled to receive dividends, had a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and holders of common stock and had no voting rights, except for a vote as to whether the Company may issue additional Series B preferred stock. The Series B preferred stock was convertible into common stock upon certain triggering events. A triggering event occurred on June 13, 2001, thus the Series B preferred stock was convertible at Baxter Healthcare’s option. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series B preferred stock in which the Series B preferred stock would convert to common immediately prior to the consummation of the merger with Vascular Genetics. The outstanding shares of Series B preferred stock were converted into shares of common stock on February 5, 2003.

As of December 31, 2003, there were 2,000 shares of Series C preferred stock issued and outstanding. The Company anticipates that Series C preferred stock will be sold only to Baxter Healthcare upon the Company meeting certain specified milestones, referred to as the “Series C Milestones.” Holders of the Series C preferred stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and to holders of common stock and have no voting rights, except as to the issuance of additional Series C preferred stock. Each share of Series C preferred stock becomes convertible into common stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Company’s Developmental Collaboration Agreement with Baxter Healthcare and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C preferred stock is convertible into common stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series C preferred stock in which the Series C preferred stock would be convertible upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement with Baxter Healthcare and (ii) June 13, 2010.

On July 31, 2003, Boston Scientific Corporation made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was initially convertible into the same number of shares of common stock, subject to adjustment. As of December 31, 2003, the 1,385,377 shares of Series D Preferred Stock were convertible into 1,391,800 shares of common stock. The Series D Preferred Stock is convertible into common shares at any time at the option of the holder and votes with the common stock on an “as adjusted basis.” The Series D Preferred Stock has a liquidation preference of $9,004,951 that is payable prior to any distribution to holders of Series A Preferred Stock and common stock.

Warrants

In March 2003, a warrant to purchase 100,000 shares of common stock at $1.53 was issued as part of the consideration paid for investor relations and public relations services. One-fourth of the common stock under the warrant vested upon issuance, with the remaining portion vesting over the next nine months. The warrant is exercisable for ten years from the issuance date. The value of the vested portion of the warrant totaled approximately $230,000 in 2003 was recorded in general and administrative expense.

In October 2003, the Company issued a warrant to purchase 1,000 shares of common stock in partial consideration for past public relations services. The warrant is fully vested and exercisable for seven years at an exercise price of $5.87. The warrant was valued at $4,660 and recorded in general and administrative expense.

In conjunction with the lease settlement discussed in Note 10, in November 2003 the Company issued a warrant to acquire 100,000 shares of Corautus common stock at an exercise price of $4.50 per share. The value of the warrant totaled approximately $490,000 in 2003, which was recorded in general and administrative expense.

In May 2002, the Company issued a warrant to purchase 7,857 shares of common stock in consideration for past legal services. The warrant is fully vested and is exercisable for three years at an exercise price of $0.35. The warrant was recorded as payment of past invoices totaling $68,800.

In June 2002, the Company issued two warrants to purchase 14,286 and 7,143 shares, respectively, to a service provider. The warrant for 14,286 shares is exercisable for three years at an exercise price of $3.15 per share. The warrant for 7,143 shares was exercisable for six months at an exercise price of $3.15 and expired unexercised in January 2003. The warrants were valued at $31,500 and were recorded to general and administrative expense.

In October 2001, the Company issued a warrant to purchase 12,786 shares of common stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $16.45 per share. The warrant was valued at $134,250 and was recorded to general and administrative expense.

Holders of the convertible notes payable issued in 1998 and 1999 also hold warrants to purchase 73,571 and 194,881 shares of common stock at an exercise price of $5.18 per share and $2.10 per share, respectively. As of December 31, 2003, warrants to purchase 48,208 and 121,420 shares of common stock, respectively, remain outstanding.

Private Sale of Common Stock and Warrants

On December 19, 2003, Corautus and three investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase in two tranches an aggregate of 793,640 shares of Corautus common stock and warrants exercisable for 158,728 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $3.967 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date each transaction closed (i.e., $5.4375 per share for tranche one (108,338 shares) and $6.7625 per share for tranche two (50,390 shares)). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on December 31, 2003 with respect to 541,690 shares and January 27, 2004 with respect to the remaining shares. In connection with this offering, the Company issued warrants to purchase an aggregate of 32,331 shares of its common stock at an exercise price of $1.00 per share as a finder’s fee for the offering. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $3,149,957 with no underwriting discounts or commissions) will be used for working capital and other general corporate purposes.

Employee Stock Purchase Plan

In May 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the stockholders in July 2001. A total of 142,857 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of a 24 month offering period. No shares have been issued under this plan and no employees currently participate in the plan.

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

The 1995 Stock Plan, which was adopted by the Board of Directors and authorized by the stockholders in 1995, authorized the Board, or one or more committees which the Board may appoint from among its members, to grant options and rights to purchase common stock to officers, employees, consultants and certain advisors to the Company. Options granted under the 1995 Stock Plan were either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended or nonstatutory stock options, as determined by the Board or the committee. The 1995 Stock Plan initially reserved 264,286 shares for issuance under the plan, to be increased the first day of each year by the number of shares equal to two percent of the total outstanding shares of common stock. Options granted pursuant to the 1995 Stock Plan have exercise periods of ten years and vest over one to four years. The 1995 Stock Plan was terminated by the Board of Directors effective upon approval of the 2002 Stock Plan by the stockholders on February 4, 2003.

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

In November 2002, the Board of Directors adopted the 2002 Stock Plan, which was approved by the stockholders in February 2003. Under the 2002 Stock Plan, the Board or a committee has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board or a committee. The 2002 Stock Plan initially reserved 1,428,571 shares for issuance under the Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 71,428 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors.

The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Non-employee Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 2000	639,039	12,857	$18.62
Granted	103,786	6,428	$23.73
Exercised	(41,307)	(714)	$1.68
Canceled	(49,759)	—	$29.68

Balance at December 31, 2001	651,759	18,571	$19.74
Granted	155,716	—	$5.04
Exercised	(31,549)	—	$2.17
Canceled	(228,042)	—	$24.57

Balance at December 31, 2002	547,884	18,571	$15.05
Granted	1,454,067	383,373	$2.14
Exercised	(132,682)	—	$0.66
Canceled	(198,319)	(10,717)	$16.79

Balance at December 31, 2003	1,670,950	391,227	$4.43

Options outstanding as of December 31, 2003:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.35–$1.30	1,280,709	9.28	$1.29	809,883	$1.29
$1.31–$3.00	264,374	6.52	$2.16	264,374	$2.16
$3.01–$5.00	198,225	9.08	$4.72	74,543	$4.63
$5.01–$20.00	201,410	8.35	$7.58	187,158	$7.73
$20.01–$70.00	117,459	5.20	$37.81	97,757	$40.77

	2,062,177			1,433,715

The weighted-average grant date fair value of options granted at fair value on the grant date in 2003, 2002 and 2001 was $1.20, $0.58, and $2.02, respectively. The weighted-average grant date fair value of options granted at less than fair value on the grant date in 2003 was $1.99. There were no options granted at less than fair value in 2002 and 2001.

During 2003, the Company accelerated the vesting of certain employee stock options upon the employees’ termination. Also, the Company extended the period during which certain vested employee stock options could be exercised upon employee termination. Because these changes qualified as stock option modifications under Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company recorded compensation expense of approximately $68,000 in general and administrative expense representing the excess of the intrinsic value of the options on the modification date over the options’ original intrinsic value.

During 2003, the Company granted stock options to certain individuals, which had exercise prices below the market price of the Company’s common stock on the date of grant. In accordance with APB No. 25, the Company recorded compensation expense of approximately $164,500 in general and administrative expense representing the intrinsic value of the options on the date of grant.

The following common stock is reserved for future issuance at December 31, 2003:

Stock options
Granted and outstanding	2,062,177
Reserved for future grants	324,550
Common stock warrants	710,611
Series D Preferred Stock	1,391,800
Employee stock purchase plan	142,857
Conversion of notes payable	250,012
Shares reserved for potential indemnification	556,904

Total	5,438,911

The number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value at the date the Series C preferred stock becomes convertible.

7. Income Taxes

Prior to the distribution of common stock by Medstone, income taxes had been allocated to the Company on a “separate return” basis whereby such amounts were determined as if the Company was a separate taxable entity. However, the Company’s net operating losses and research and development credits incurred through December 31, 1995 were included in the consolidated tax returns of Medstone and were fully utilized. As a result, the Company’s available net operating losses and research and development credits to offset future taxable income are limited to amounts incurred subsequent to 1995. The Company has established a valuation allowance to fully offset deferred tax assets as it is more likely than not that these amounts will not be realized.

Deferred tax assets are comprised of the following:

	December 31,
	2003	2002
Net operating loss carryforwards	$20,206,000	$15,509,000
Research and development and other state credit carryforwards	2,088,000	1,907,000
Acquired in-process technology	8,524,000	1,542,000
Lease Settlement Obligation	1,199,000	—
Other, net	521,000	290,000

Total deferred tax assets	32,538,000	19,248,000
Valuation allowance	(32,538,000)	(19,248,000)

Net deferred tax assets	$—	$—

As of December 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $49,529,000 and $49,923,000, respectively, which will begin to expire in 2011 and 2005, respectively, unless previously utilized. The Company has federal and state research and development credit carryforwards of approximately $1,398,000 and $1,001,000, respectively. The federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The Company has a California manufacturer’s investment credit of approximately $60,000 that will begin to expire in 2008 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company’s use of net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

8. Revenues

For the year ended December 31, 2003, all revenue was from the license fee related to certain intellectual property to Boston Scientific Corporation, which is being recognized as revenue over the licenses’ expected life of 12 years. For the year ended December 31, 2002, $870,438 of revenue was from research grants from the National Institutes of Health, or NIH, and $250,000 was contract revenue from a research agreement with a corporate partner whereby the two companies collaborated on certain research projects. For the year ended December 31, 2001, all revenue was from research grants from the NIH.

9. Related Party Balances and Transactions

In connection with the merger with Vascular Genetics, Inc. in February 2003, the Company assumed $380,000 of promissory notes and $8,266 of related accrued interest, which were payable to stockholders. During 2003, these notes were repaid.

In 2000, the Company entered into a facility lease and a note payable with a research organization in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2003, 2002, and 2001, the Company paid the research organization $560,621, $1,166,051, and $1,121,106, respectively, for rent, common area charges, license fees and services (Note 10).

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

During 2001, the Company entered into a note receivable with an officer and stockholder in the amount of $37,000. The note was originally to be repaid over a four year period, however in April, 2002, the Company agreed to forgive the loan. Under the terms of the forgiveness arrangement, the loan will be forgiven over a four-year period beginning April, 2002. The amount of the loan that was forgiven in 2003 and 2002 was $9,206 and $6,904, respectively.

10. Commitments

Facilities

The Company leases approximately 8,600 square feet of office and laboratory space that can be used for manufacturing. This lease expires in August 2004, with two options to extend the lease for an additional three years.

In December 2002, the Company vacated the Altman Row facility and consolidated all operations into the Barnes Canyon facility. In accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring), the Company recorded a charge of $510,000, which is the equivalent of six months rent and common area maintenance charges for the Altman Row facility. The Company entered into a termination agreement with respect to this facility in 2003. Additionally, the Company recorded a charge of $254,000 related to the unamortized portion of capitalized leasehold improvements at the Altman Row facility from which the Company will receive no further benefit.

In May 2003, the Company entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. The Company entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. Pursuant to the settlement and release agreement, the Company is obligated to pay or deliver to the landlord the following:

•	immediately upon execution of the agreement, a warrant to acquire 100,000 shares of Corautus common stock at an exercise price of $4.50 per share;

•	$650,000 in cash on or before April 15, 2004, in one or more installments;

•	an aggregate of $550,000 in cash in twenty-two equal consecutive monthly installments beginning February 2004;

•	for twenty-four months beginning November 2003, that number of shares of Corautus common stock which on the first day of each such month shall have a trading value of $50,000; and

•	$681,000 in cash on or before January 5, 2006, subject to reduction for certain amounts received by the landlord prior to December 1, 2004 from re-leasing the property.

The Company has delivered to the landlord a standby letter of credit for $681,000, securing a portion of its obligations under the agreement. The Company agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Such registration statement was filed on January 27, 2004 and was amended on February 3, 2004. Effective with the $650,000 cash payment due on or before April 15, 2004, the Company will be released from its obligations under the lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. The estimated fair value of the warrants of $490,000 was recorded to additional paid in capital and as of December 31, 2003, $1,128,189 is included in current liabilities and $1,815,289 is included in long-term liabilities.

For the years ended December 31, 2003, 2002 and 2001, rent expense was approximately $875,000, $3,056,000, and $1,753,000, respectively.

Future minimum lease payments under all of these leases are as follows:

2004	$188,000
2005 and thereafter	—

Total	$188,000

Purchase Commitments

In December 2003, the Company entered into agreement with a German corporation for the manufacture of VEGF-2 plasmid material for the planned Phase III clinical trial and commercial use. The payments made under the contract, estimated at approximately $3,375,000, will be denominated in Euros and are expected to be made over the next two to three years.

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

The Company was obligated to make a milestone payment to Immune Response Corporation, or IRC, of $200,000 upon the approval by the FDA or the governing health authority of any other country of its first product related to the licensed technology. This fee can be offset against future royalty payments. The Company was obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the tumor radiosensitization gene therapy technology. Additionally, the Company agreed in a January 1999 amendment to reimburse IRC for past patent expenses relating to the licensed technology in the amount of $59,400, which was paid in February 2000. In February 2002, the Company and IRC entered into an Assignment and Assumption Agreement under which the license agreement between the Company and IRC was terminated and IRC’s rights under its license agreement with the UC Regents for the related intellectual property were transferred to the Company. The Company paid IRC $100,000 as compensation for the transfer of such rights. Under the agreement with the UC Regents, the Company had rights related to all forms of cancer for the tumor radiosensitization technology and was obligated to pay an annual license maintenance fee of $10,000 until the commencement of sales of the licensed product. The Company would have been required to pay royalties to the UC Regents on its net sales revenues of licensed products or royalties from sublicenses. On January 23, 2004, in accordance with the license agreements, the Company formally terminated the license.

11. Profit Sharing Plan and Deferred Compensation Plan

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 2003, 2002 and 2001 were $48,904, $62,328, and $238,988, respectively.

In 1998, the Company established a deferred compensation plan. Prior to 2003, certain employees were allowed to defer up to 100% of their salaries and bonuses under this plan. Additionally, the Company allowed certain employees approximately 18% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits was allocated to the deferred compensation plan. During the years ended December 31, 2002 and 2001, the Company’s contributions to the deferred compensation plan were $47,150 and $66,613, respectively. Employer contributions vested over rolling a four-year period based upon the date each employer contribution was made. This plan was terminated as of January 1, 2003 and vested balances were paid to the respective participants.

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

During 2000, the Company issued 41,143 shares of common stock valued at $1,519,500 to acquire the license for technologies for the treatment and prevention of AIDS and for lentiviral gene therapy (Note 5). During 2002, an additional 1,714 shares of common stock were issued in connection with this transaction.

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

In October 2003, the Company issued common stock with a market value of $50,000 (8,696 common shares) to a vendor in settlement for outstanding obligations. The expense was recorded in general and administrative expense.

Cash paid for income taxes was $1,600, $3,200, and $1,600 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash paid for interest was $78,366, $181,148, and $234,978 for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 31, 2003. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

	December 31	September 30	June 30	March 31
2003 Quarter Ended
Total revenue	$20,833	$13,889	$—	$—
Operating expenses (1) (2)	1,627,151	4,244,669	3,136,207	21,388,684
Net loss applicable to common shareholders (1)	(1,835,763)	(4,191,296)	(2,928,993)	(21,452,094)
Basic and diluted net loss per common share	$(0.18)	$(0.42)	$(0.30)	$(3.07)

	December 31	September 30	June 30	March 31
2002 Quarter Ended
Total revenue	$257,636	$422,565	$172,107	$268,130
Operating expenses(2)	3,962,487	3,059,465	3,214,509	3,136,650
Net loss applicable to common shareholders	(3,722,431)	(2,688,559)	(2,914,517)	(2,728,076)
Basic and diluted net loss per common share	$(1.09)	$(0.79)	$(0.86)	$(0.80)

(1)	The charge to write-off acquired in-process technology of $17,699,863 was recorded in the quarter ended March 31, 2003.
(2)	Write-offs of property and equipment of approximately $1,358,000, $574,000 and $600,000 were reclassified into operating expenses from other expense for the quarters ended March 31, 2003, June 30, 2003, and December 31, 2002, respectively.

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

15. Subsequent Events

On January 8, 2004, the Company and a group of investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,200,000 shares of Corautus common stock and warrants exercisable for 240,000 shares of Corautus common stock. The common stock was issued at a price equal to 90%

of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $4.3819 per share). The warrants are exercisable at a price equal to 120% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $6.72 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on January 16, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $5,260,680 less $289,337 in finder’s fees) will be used for working capital and other general corporate purposes.

In March 2004, the Company and two separate investors entered into Common Stock and Warrant Purchase Agreements, whereunder the investors agreed to purchase an aggregate of 376,000 shares of Corautus common stock and warrants exercisable for 18,800 shares of Corautus common stock. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $2,249,984) will be used in funding the Company’s Phase IIb clinical trial.