Form 10-Q
period 2004-03-31
CORAUTUS GENETICS INC
filed 2004-04-30
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27264

Corautus Genetics Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0687976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Fifth Street NW, Suite 313, Atlanta, Georgia 30308

(Address of principal executive offices, including zip code)

(404) 526-6200

Registrant’s telephone number, including area code:

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

Yes ☐    No ☒

The number of shares of the Common Stock of the registrant outstanding as of April 28, 2004, was 12,472,039.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2004 (Unaudited) and December 31, 2003	1

	Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2004 and 2003 and the period from July 1, 1991 (inception) to March 31, 2004	2

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2004 and 2003 and the period from July 1, 1991 (inception) to March 31, 2004	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

Signature

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,466,795	$8,911,994
Accounts receivable	8,424	39,249
Other current assets	508,731	644,901

Total current assets	14,983,950	9,596,144
Property and equipment, net	161,580	184,338
Restricted cash	680,901	680,901
Other assets	53,626	72,652

Total Assets	$15,880,057	$10,534,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,727	$380,998
Accrued employee benefits	76,717	83,917
Other accrued liabilities	592,045	792,900
Capital lease obligation, current portion	266,684	376,265
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	1,456,031	1,128,189

Total current liabilities	2,665,537	2,845,602
Notes and interest payable	2,537,397	2,500,000
Lease settlement obligation, net of current portion	1,257,014	1,815,289
Deferred revenue, net of current portion	861,111	881,944
Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 12,406,670 and 10,564,877 shares issued and outstanding, respectively	12,407	10,565
Additional paid-in capital	86,828,784	78,169,917
Deficit accumulated during development stage	(78,283,580)	(75,690,669)

Total stockholders’ equity	8,558,998	2,491,200

Total Liabilities and Stockholders’ Equity	$15,880,057	$10,534,035

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		July 1, 1991 (inception) to March 31, 2004
	March 31, 2004	March 31, 2003
Revenue	$20,833	$—	$2,597,903
Costs and expenses:
Cost of sales	—	—	821,878
Research and development	1,412,604	1,317,644	36,880,674
General and administrative	1,148,201	1,012,784	20,833,727
Write-off of acquired in-process technology	—	17,699,863	24,405,005
Write-off of property and equipment	—	1,358,128	2,594,042

Total costs and expenses	2,560,805	21,388,419	85,435,326

Loss from operations	(2,539,972)	(21,388,419)	(82,937,423)
Other income (expense), net	973	—	85,759
Interest expense	(83,940)	(87,625)	(2,023,762)
Interest income	30,028	23,950	2,866,053

Net loss	$(2,592,911)	$(21,452,094)	$(82,009,373)

Basic and diluted loss per share	$(0.22)	$(3.07)

Number of weighted-average shares used in the computation of basic and diluted loss per share	11,807,077	6,990,217

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		July 1, 1991 (inception) to March 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(2,592,911)	$(21,452,094)	$(82,009,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	16,862,188	23,482,519
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	65,255	191,478	3,180,218
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	110,720	73,000	2,091,093
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
Loss on disposal of property and equipment	—	1,358,128	2,512,598
Amortization of debt discount and loan fee	—	45,049	1,261,297
Deferred rent	(3,589)	48,747	9,571
Deferred revenue	(20,833)	—	944,444
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	30,825	93,196	92,717
Other current assets	136,170	183,263	(508,731)
Other assets	9,026	(28,244)	(781,194)
Accounts payable	(190,271)	(585,024)	(368,249)
Other current liabilities	170,534	(137,807)	933,338
Other long-term liabilities	37,397	(15,484)	24,237
Deferred compensation	—	(19,521)	—
Deferred merger costs	—	1,323,854	—
Lease settlement obligation	(264,675)	—	(264,675)

Net cash used in operating activities	(2,512,352)	(2,059,271)	(45,240,597)
Cash flows from investing activities:
Purchase of short-term investments	—	(164,287)	(44,998,300)
Sale of short-term investments	—	2,696,796	44,998,300
Purchase of property and equipment	(8,683)	(79,685)	(4,860,005)
Proceeds from sale of property and equipment	10,428	—	172,581

Net cash provided by (used in) investing activities	1,745	2,452,824	(4,687,424)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	—	5,915,292
Repayment of capital lease and notes payable	(109,581)	(212,202)	(3,031,643)
Proceeds from exercise of options and warrants	43,360	—	1,084,346
Proceeds from sale of common stock, net of issuance costs	8,131,629	—	33,624,357
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by (used in) financing activities	8,065,408	(212,202)	64,394,816

Net increase in cash and equivalents	5,554,801	181,351	14,466,795
Cash and equivalents, beginning of period	8,911,994	694,013	—

Cash and equivalents, end of period	$14,466,795	$875,364	$14,466,795

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

March 31, 2004

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of Corautus Genetics Inc. (“Corautus”) for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 by Corautus have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified to conform to the current presentation.

The interim results should be read in conjunction with the consolidated financial statements and notes thereto included in Corautus’ Annual Report on Form 10-K for the year ended December 31, 2003. Shareholders are encouraged to review the

Form 10-K for a broader discussion of Corautus’ opportunities and risks inherent in the business.

On February 7, 2003, the Board of Directors approved a one-for-seven reverse stock split of the Corautus common stock that was effective on March 10, 2003. All share and per share amounts in these financial statements have been adjusted to reflect the reverse stock split.

2.	Description of Business

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular and vascular disease.

A total of 5,320,166 shares of Corautus common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, Corautus assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. Corautus has also reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders.

The acquisition has been accounted for as a purchase of assets by Corautus for financial reporting purposes, in accordance with accounting principles generally accepted in the United States. After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of Corautus. The purchase price exceeded the net tangible assets acquired by $17.4 million and the final allocation is as follows:

Acquired workforce	$80,000
In-process research and development	17,294,576

Total	$17,374,576

The initial recording of the in-process research and development charge was estimated at $17,699,863 and was subsequently adjusted in 2003 based on actual assets acquired and liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue

No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, Corautus’s acquisition of Vascular Genetics did not qualify as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. The value of the in-process research and development was charged to operations upon the close of the merger. The value allocated to acquired workforce is being amortized over two years.

3.	Stock-Based Compensation

Corautus grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the periods ended March 31,
	2004	2003
Expected volatility	101%	96%
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	1.6%
Expected life, years	3.0	2.1

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	For the periods ended March 31,
	2004	2003
Net loss, as reported	$(2,592,911)	$(21,452,094)
Add: Stock based employee compensation included in net loss	6,720	73,000
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(368,181)	(200,258)

Net loss, pro forma	$(2,954,372)	$(21,579,352)

Basic and diluted loss per share, as reported	$(0.22)	$(3.07)
Basic and diluted loss per share, pro forma	$(0.25)	$(3.09)

4.	Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2004 and 2003. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

5.	Private Sale of Common Stock and Warrants

On December 19, 2003, Corautus and three investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase in two tranches an aggregate of 793,640 shares of Corautus common stock and warrants exercisable for 158,728 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $3.967 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date each transaction closed (i.e., $5.4375 per share for tranche one (108,338 shares) and $6.7625 per share for tranche two (50,390 shares)). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on December 31, 2003 with respect to 541,690 shares and January 27, 2004 with respect to the remaining shares. In connection with this offering, Corautus issued warrants to purchase an aggregate of 32,331 shares of its common stock at an exercise price of $1.00 per share as a finder’s fee for the offering. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $3,149,957 with no underwriting discounts or commissions) will be used for working capital and other general corporate purposes.

On January 8, 2004, Corautus and a group of investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,200,000 shares of Corautus common stock and warrants exercisable for 240,000 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $4.3819 per share). The warrants are exercisable at a price equal to 120% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $6.72 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on January 16, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $5,260,680 less $289,337 in finder’s fees) will be used for working capital and other general corporate purposes.

In March 2004, Corautus and two separate investors entered into Common Stock and Warrant Purchase Agreements, whereunder the investors agreed to purchase an aggregate of 376,000 shares of Corautus common stock and warrants exercisable for 18,800 shares of Corautus common stock. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $2,249,984) will be used in funding Corautus’ Phase IIb clinical trial.

6.	Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended March 31, 2004, Corautus made payments totaling $264,675 to the landlord pursuant to the settlement agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, benefits from the alliance with Boston Scientific, synergies from the merger between GenStar and Vascular Genetics, research, development and commercialization of our product candidates, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, and other risks that could cause actual results to differ materially. These risks are discussed in the Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K for the year ended

December 31, 2003 (File No. 001-15833) filed March 30, 2004, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Under the name UroGen Corp., UroGen operated as a division of Medstone International, Inc. between July 1, 1991 (Inception) and June 30, 1995. UroGen changed its name to GenStar Therapeutics Corporation in March 2000. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease.

A total of 5,320,166 shares of Corautus common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, Corautus assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. Corautus has also reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders.

The acquisition has been accounted for as a purchase of assets by Corautus for financial reporting purposes, in accordance with accounting principles generally accepted in the United States. After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of Corautus. The purchase price exceeded the net tangible assets acquired by $17.4 million and the final allocation is as follows:

Acquired workforce	$80,000
In-process research and development	17,294,576

Total	$17,374,576

The initial recording of the in-process research and development charge was estimated at $17,699,863 and such was subsequently adjusted in 2003 based on actual assets acquired and liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, Corautus’s acquisition of Vascular Genetics did not qualify as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. The value of the in-process research and development was charged to operations upon the close of the merger. The value allocated to acquired workforce is being amortized over two years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest, if required. Warrants for common stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

Corautus has generated revenues to date of $2,598,000 from contract research agreements and grants. Total revenues for the three months ended March 31, 2004 and 2003 were $20,833 and $0, respectively. Revenues for the period ended March 31, 2004, were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years. Product revenues are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

Research and development expense during the three months ended March 31, 2004 and 2003 was approximately $1,413,000 and $1,318,000, respectively. Research and development expense increased $95,000, or 7%, in the first quarter of 2004 compared to the first quarter of 2003.

In 2003, research and development costs consisted primarily of the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials. In 2004, research and development costs consist primarily of personnel, consultants and other costs associated with preparing for our planned clinical trials and costs associated with manufacturing our clinical material for planned Phase III clinical trials and commercial use.

The charge for the write-off of acquired in-process technology in 2003 related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization as there were significant required regulatory approvals remaining.

We estimate that it will take at least four to six years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and administrative expense

General and administrative expense during the three months ended March 31, 2004 and 2003 was approximately $1,148,000 and $1,013,000, respectively. General and administrative expense increased approximately $135,000, or 13%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to legal and investor relations costs, offset somewhat by lower facility costs and lower depreciation expense. General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively constant for the rest of 2004.

Write-off of property and equipment

The write-off of property and equipment of approximately $1,358,000 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations.

Interest income and expense

Interest income during the three months ended March 31, 2004 and 2003 of approximately $30,000 and $24,000, respectively, is a result of investment of excess cash in money market accounts, corporate and government notes and certificates of deposit. The increase is due to an increase in the balances in those investments.

Interest expense for the three months ended March 31, 2004 and 2003 was approximately $84,000 and $88,000, respectively. Interest expense in 2004 relates to equipment financing, the long-term note payable to Boston Scientific, and the lease settlement obligation. Interest expense in 2003 relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability. The decrease is due to the decline in principal balances of our capital lease obligations, absence of deferred financing costs and deferred compensation liabilities in 2004, offset by the interest on the note payable and lease settlement obligation.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2004, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our relationship with Baxter Healthcare. We have raised approximately $3.9 million in convertible debt offerings, $35.6 million in private equity financings, $8.1 million in net proceeds from the Boston Scientific Corporation investment and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used in operating activities during the three months ended March 31, 2004 and 2003 was approximately $2,512,000 and $2,059,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the three months ended March 31, 2004 and 2003 was approximately $1,745 and $2,453,000, respectively, which consists of sales of short-term investments net of purchases of short-term investments in 2003 and the purchase and sales of property and equipment in 2004 and 2003. Net cash provided by (used in) financing activities for the three months ended March 31, 2003 and 2002 was approximately $8,065,000 and ($212,000), respectively, which consists primarily of proceeds from the sale of common stock and warrants, offset by repayments of capital leases and notes payable.

As of March 31, 2004, we had cash and cash equivalents totaling approximately $14.5 million. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through June 2005. We will need to raise substantial additional capital to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. Except for the Boston Scientific loan agreements, which are triggered by milestones, we do not have commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that may harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding Corautus’ market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Corautus’ Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

William C. Raschke v. GenStar Therapeutics, Inc., Corautus Genetics Inc., and Paul D. Quadros, Superior Court, State of California, County of San Diego. On June 27, 2003, Dr. William Raschke, a former officer and employee of Corautus, filed a lawsuit against Corautus and one of its directors, Paul D. Quadros, asserting, among other matters, that Corautus refused to allow him to sell shares of Corautus common stock he held while he was employed by Corautus. He asserted that he suffered substantial damages because our stock price was much lower after he was no longer employed by us than during the time he was our employee. Dr. Raschke sought compensation for such alleged losses. On January 15, 2004, the parties settled this action pursuant to a written settlement agreement. The action was dismissed with prejudice on March 5, 2004.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 19, 2003, Corautus and three investors (The Walters Group, Rancho Vista Del Mar, Inc. and The Arthur Engel Trust) entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase in two tranches an aggregate of 793,640 shares of Corautus common stock and warrants exercisable for 158,728 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $3.967 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date each transaction closed (i.e., $5.4375 per share for tranche one (108,338 shares) and $6.7625 per share for tranche two (50,390 shares)). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on December 31, 2003 with respect to 541,690 shares and January 27, 2004 with respect to the remaining shares. In connection with this offering, we issued two warrants to purchase an aggregate of 32,331 shares of our common stock at an exercise price of $1.00 per share as a finder’s fee for the offering. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $3,149,957 with no underwriting discounts or commissions) will be used for working capital and other general corporate purposes.

On January 8, 2004, Corautus and a group of investors (Ardsley Partners and its affiliates and Vertical Ventures LLC) entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,200,000 shares of Corautus common stock and warrants exercisable for 240,000 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $4.3819 per share). The warrants are exercisable at a price equal to 120% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $6.72 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on January 16, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering (totaling $5,260,680 less $289,337 in finder’s fees) will be used for working capital and other general corporate purposes.

Pursuant to the common stock and warrant purchase agreements, we were obligated to file a registration statement with the Securities and Exchange Commission to register the shares sold thereunder within 30 days of the issuance. On January 27, 2004, we filed a registration statement on Form S-3 to register an aggregate of 4,185,318 shares of common stock, which included: (i) 2,424,699 shares issued or issuable pursuant to the common stock and warrant purchase agreements, (ii) 366,664 shares issued or issuable to PMSI Barnes Canyon LLC pursuant to the settlement and release agreement, and (iii) 1,393,955 shares issuable upon conversion of the Series D Preferred Stock. The registration statement of Form S-3, as amended on February 2, 2004, was declared effective on February 6, 2004.

On March 3, 2004, Corautus and Millennium Partners, L.P. entered into the Common Stock and Warrant Purchase Agreement, whereunder Millennium agreed to purchase 334,220 shares of Corautus common stock and warrants exercisable for 16,711 shares of Corautus common stock for net cash proceeds of approximately $2,000,000. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering will be used as part of the funding for Corautus’ planned Phase IIb clinical trial.

On March 5, 2004, Corautus and Fusion Capital Fund II, LLC entered into the Common Stock and Warrant Purchase Agreement, whereunder Fusion agreed to purchase 41,780 shares of Corautus common stock and warrants exercisable for 2,089 shares of Corautus common stock for net cash proceeds of approximately $250,000. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The proceeds of the offering will be used as part of the funding for Corautus’ planned Phase IIb clinical trial.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Corautus now expects that the commencement date of its Phase IIb clinical trial of our VEGF-2 product candidate for the treatment of coronary artery disease will occur in the second half of 2004. Corautus submitted a protocol to the FDA in the third quarter of 2003 for a national, multi-center, randomized, double-blinded, dose ranging and placebo controlled study of approximately 404 patients in Class III and IV angina. The FDA’s review of Corautus’ Phase IIb clinical trial application is more complex than a typical submission because this clinical trial will involve the use of a gene therapy agent in connection with an investigational injection catheter developed and supplied by Boston Scientific Corporation.

As is common with these types of submissions, the FDA has asked Corautus and Boston Scientific a series of questions regarding the respective components of the submission. Corautus has responded to the most recent questions as to the therapeutic. Boston Scientific has advised Corautus that it received questions in April 2004 from the FDA on the injection catheter, that it is assembling the information requested and expects to be able to respond to the FDA within the next several weeks. Given the possibility of follow-up questions from the FDA, Corautus now expects the trial to start in the second half of 2004. The trial cannot commence until the FDA permits the trial to go forward, and the FDA has not given such permission.

To accommodate a trial commencement date in the second half of 2004, Corautus has received an extension of the milestones contained in its license from Human Genome Science of VEGF-2. The license agreement requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies. By Second Amendment to the Amended and Restated License Agreement dated April 26, 2004, Human Genome Science and Corautus agreed to reset the milestones as follows:

•	Corautus must initiate a Phase IIb or Phase III clinical trial no later than December 31, 2004. Previously, this date was June 30, 2004.

•	Corautus must have an official end of Phase II meeting with the FDA no later than March 31, 2006. Previously, this date was September 30, 2005.

•	If both a Phase IIb and Phase III clinical trial are required by the FDA, Corautus must initiate the Phase III clinical trial no later than six months after the end of the Phase II meeting, but no later than September 30, 2006. Previously, this date was March 31, 2006.

•	Corautus must file a biological license application with the FDA for at least one licensed product no later December 31, 2009. This date is unchanged.

Commencing the trial in the second half of 2004 will delay expenses that Corautus had expected to incur earlier in 2004. Corautus expects that its existing capital resources will be sufficient to support its current operating plan through June 2005. Corautus will require additional financing to fund its operations beyond that date, and Corautus is continuing its efforts to raise additional funds.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.1	Common Stock and Warrant Purchase Agreement dated March 3, 2004 between Corautus Genetics Inc. and the investors named therein (incorporated by reference from Exhibit 10.26 of our Form 10-K filed March 30, 2004.

10.2	Common Stock and Warrant Purchase Agreement dated March 5, 2004 between Corautus Genetics Inc. and the investors named therein (incorporated by reference from Exhibit 10.27 of our Form 10-K filed March 30, 2004.

10.3	Second Amendment to Amended and Restated License Agreement dated April 26, 2004 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

(b) Reports on Form 8-K.

•	Current report on Form 8-K dated January 13, 2004, regarding the completion of a sale of common stock to private investors and the borrowing of funds.

•	Current report on Form 8-K dated January 23, 2004, regarding the completion of a sale of common stock to private investors.

•	Current report on Form 8-K dated February 2, 2004, regarding the completion of a sale of common stock to private investors.

•	Current report on Form 8-K dated March 19, 2004, regarding the completion of a sale of common stock to private investors.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2004.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt

Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)