Form 10-Q
period 2004-06-30
CORAUTUS GENETICS INC
filed 2004-08-16
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2004, was 13,515,967.

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2004 (Unaudited) and December 31, 2003	1

	Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2004 and 2003 and the period from July 1, 1991 (inception) to June 30, 2004	2

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2004 and 2003 and the period from July 1, 1991 (inception) to June 30, 2004	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	15

Signature		16

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,421,415	$8,911,994
Accounts receivable	5,565	39,249
Other current assets	468,378	644,901

Total current assets	12,895,358	9,596,144
Property and equipment, net	113,047	184,338
Restricted cash	680,901	680,901
Other assets	47,498	72,652

Total Assets	$13,736,804	$10,534,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,586	$380,998
Accrued employee benefits	86,299	83,917
Other accrued liabilities	120,790	792,900
Capital lease obligation, current portion	187,019	376,265
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	738,930	1,128,189

Total current liabilities	1,890,957	2,845,602
Notes and interest payable	2,574,794	2,500,000
Lease settlement obligation, net of current portion	1,190,324	1,815,289
Deferred revenue, net of current portion	840,278	881,944
Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 12,572,491 and 10,564,877 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	12,573	10,565
Additional paid-in capital	87,766,545	78,169,917
Deficit accumulated during development stage	(80,540,054)	(75,690,669)

Total stockholders’ equity	7,240,451	2,491,200

Total Liabilities and Stockholders’ Equity	$13,736,804	$10,534,035

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		July 1, 1991 (inception) to June 30, 2004
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$20,833	$—	$41,667	$—	$2,618,737

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	1,380,057	980,727	2,792,661	2,298,371	38,260,731
General and administrative	865,777	1,353,017	2,013,727	2,365,801	21,699,253
Write-off of acquired in-process technology	—	—	—	17,699,863	24,405,005
Write-off of property and equipment	—	574,286	—	1,932,414	2,594,042

Total costs and expenses	2,245,834	2,908,030	4,806,388	24,296,449	87,780,909

Loss from operations	(2,225,001)	(2,908,030)	(4,764,721)	(24,296,449)	(85,162,172)
Other income (expense), net	3,283	—	4,254	—	89,040
Interest expense	(70,424)	(30,015)	(154,365)	(117,640)	(2,094,187)
Interest income	35,419	9,052	65,447	33,002	2,901,472

Net loss	$(2,256,723)	$(2,928,993)	$(4,849,385)	$(24,381,087)	$(84,265,847)

Basic and diluted loss per share	$(0.18)	$(0.30)	$(0.40)	$(2.89)

Number of weighted-average shares used in the computation of basic and diluted loss per share	12,525,386	9,871,685	12,166,232	8,430,975

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		July 1, 1991 (inception) to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(4,849,385)	$(24,381,087)	$(84,265,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	16,862,188	23,482,519
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	122,803	308,595	3,237,765
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	187,969	73,000	2,168,342
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(3,282)	1,932,414	2,509,316
Amortization of debt discount and loan fee	—	45,049	1,261,297
Deferred rent	(7,178)	21,075	5,982
Deferred revenue	(41,667)	—	923,611
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,684	161,008	95,576
Other current assets	176,523	206,748	(468,378)
Other assets	5,154	695,440	(785,066)
Accounts payable	293,588	(145,589)	115,610
Other current liabilities	(287,551)	(484,669)	475,253
Other long-term liabilities	74,795	(40,334)	61,635
Deferred compensation	—	(87,035)	—
Deferred merger costs	—	1,323,854	—
Lease settlement obligation	(775,000)	—	(775,000)

Net cash used in operating activities	(5,069,547)	(3,509,343)	(47,797,792)
Cash flows from investing activities:
Purchase of short-term investments	—	(168,373)	(44,998,300)
Sale of short-term investments	—	4,192,769	44,998,300
Purchase of property and equipment	(8,683)	(79,685)	(4,860,005)
Proceeds from sale of property and equipment	41,230	—	203,383

Net cash provided by (used in) investing activities	32,547	3,944,711	(4,656,622)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	—	5,915,292
Repayment of capital lease and notes payable	(189,246)	(712,270)	(3,111,308)
Proceeds from exercise of options and warrants	65,538	—	1,106524
Proceeds from sale of common stock, net of issuance costs	8,670,129	—	34,162,857
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by (used in) financing activities	8,546,421	(712,270)	64,875,829

Net increase (decrease) in cash and equivalents	3,509,421	(276,902)	12,421,415
Cash and equivalents, beginning of period	8,911,994	694,013	—

Cash and equivalents, end of period	$12,421,415	$417,111	$12,421,415

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of Corautus Genetics Inc. (“Corautus”) for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, which would substantially duplicate the disclosures contained in Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 by Corautus have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified to conform to the current presentation.

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

The acquisition has been accounted for as a purchase of assets by Corautus for financial reporting purposes, in accordance with U.S. generally accepted accounting principles. After February 5, 2003, the results of Vascular Genetics have been included in the consolidated financial statements of Corautus. The purchase price exceeded the net tangible assets acquired by $17.4 million and the final purchase price allocation is as follows:

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

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected volatility	93.0%	90.0%	94.0%	90.0%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.7%	2.5%	2.7%	2.6%
Expected life, in years	2.3	3.7	2.4	3.6

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Loss:
As reported	$(2,256,723)	$(2,928,993)	$(4,849,385)	$(24,381,087)
Add: Stock-based employee compensation expense included in net loss	77,249	—	83,969	73,000
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(691,014)	(317,741)	(1,059,195)	(517,999)

Pro Forma	$(2,870,488)	$(3,246,734)	$(5,824,612)	$(24,826,086)

Basic and Diluted net loss per share:
As reported	$(0.18)	$(0.30)	$(0.40)	$(2.89)
Pro Forma	$(0.23)	$(0.33)	$(0.48)	$(2.94)

4.	Net Loss Per Share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month and six-month periods ended June 30, 2004 and 2003. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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

On May 10, 2004, thirteen current or former directors, advisors and officers of Corautus or its subsidiaries purchased an aggregate of 97,909 shares of unregistered common stock from the company at $5.50 per share for aggregate net cash proceeds to Corautus of $538,500. The subscription agreements were entered into effective May 7, 2004 and the price per share was the closing price of the publicly traded stock of the company on that date.

6.	Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended June 30, 2004, Corautus made payments totaling $510,325 and issued 53,180 shares of common stock valued at $300,000 to the landlord pursuant to the settlement agreement. As of June 30, 2004, the recorded liability for this obligation totaled $1,929,254. Of the total remaining liability, $680,901 is secured by a letter of credit, $406,465 is to be paid in cash, and $841,888 is to be settled by issuance of common stock.

7.	Subsequent Events

On July 7, 2004, Corautus and thirteen investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,738 shares of Corautus common stock for net cash proceeds to Corautus of $9,348,144. The transaction will occur in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The commitment for the second tranche in the amount of $4,681,572 has been placed into escrow and will be paid to Corautus upon the treatment of the first patient in the upcoming Phase IIb clinical trial. The common stock was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable at a price equal to

120% of the closing price on the day prior to the closing of that tranche (e.g. $8.064 for the warrants issued in the first tranche).

On July 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $5,000,000 from Boston Scientific Corporation. The note is convertible into 655,469 shares of common stock, subject to adjustment, and is only convertible in the event of a change of control, as defined. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Revenues

Corautus has generated revenues to date of $2,618,737 from contract research agreements and grants. Total revenues for the six months ended June 30, 2004 and 2003 were $41,667 and $0, respectively, and for the three months ended June 30, 2004 and 2003 were $20,833 and $0, respectively. Revenues in 2004 were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years, if at all. Product revenues are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

Research and development expense during the six months ended June 30, 2004 and 2003 was $2,792,661 and $2,298,371, respectively, and for the three months ended June 30, 2004 and 2003 was $1,380,057 and $980,727, respectively. Research and development expense increased $494,290, or 22%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 and $399,330, or 41%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

In 2003, research and development costs consisted primarily of the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials. In 2004, research and development costs consist primarily of personnel, consultants and other costs associated with preparing for our planned clinical trials and costs associated with manufacturing our clinical material for planned Phase III clinical trials and commercial use, which caused the increase in research and development costs in 2004 over 2003.

The charge for the write-off of acquired in-process technology in 2003 related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization as there were significant required regulatory approvals remaining.

We estimate that it will take at least four to six years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market. We currently anticipate commencement of our Phase II(b) clinical trial for our VEGF-2 product candidate for the treatment of severe coronary artery disease in the third quarter of 2004. To this end, we are currently working to finalize agreements with potential clinical sites for clinical testing.

General and administrative expense

General and administrative expense during the six months ended June 30, 2004 and 2003 was $2,013,727 and $2,365,801, respectively, and for the three months ended June 30, 2004 and 2003 was $865,777 and $1,353,017, respectively. General and administrative expense decreased $352,074, or 15%, for the six months ended June 30, 2004 compared to 2003 and $487,240, or 36%, for the three months ended June 30, 2004 compared to 2003, primarily due to reduced salary costs related to fewer personnel, legal and facility lease costs and reduced depreciation expense. General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively constant for the rest of 2004.

Write-off of property and equipment

The write-off of property and equipment of $1,932,414 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations.

Interest income and expense

Interest income during the six months ended June 30, 2004 and 2003 of $65,447 and $33,002, respectively, and for the three months ended June 30, 2004 and 2003 of $35,419 and $9,052, respectively, is a result of investment of excess cash in money market accounts, corporate and government notes and certificates of deposit. The increase is due to an increase in the balances in those investments.

Interest expense for the six months ended June 30, 2004 and 2003 was $154,365 and $117,640, respectively and for the three months ended June 30, 2004 and 2003 was $70,424 and $30,015, respectively. Interest expense in 2004 relates to equipment financing, the long-term note payable to Boston Scientific, and the lease settlement obligation. Interest expense in 2003 relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability. The increase in 2004 is due to the interest on the note payable and lease settlement obligation, somewhat offset by the decrease in principal balances of our capital lease obligations, absence of deferred financing costs and deferred compensation liabilities in 2004.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2004, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our relationship with Baxter Healthcare. We have raised approximately $3.9 million in convertible debt offerings (including $2.5 million from Boston Scientific Corporation), $36.1 million in private equity financings, $8.1 million in net proceeds from the Boston Scientific Corporation investment and received equity funding of $14.9 million related to our relationship with Baxter Healthcare. Additionally we have financed equipment purchases under capital leases and secured notes payable totaling $1.9 million.

Net cash used in operating activities during the six months ended June 30, 2004 was $5,069,547. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the six months ended June 30, 2004 was $32,547, which consists of the purchase and sales of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2004 was $8,546,421, which consists primarily of proceeds from the private sales of common stock and warrants, offset by repayments of capital leases.

As of June 30, 2004, we had cash and cash equivalents totaling $12,421,415. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our currently planned operations through December 2005. Any material changes in our currently planned Phase IIb clinical trial for the treatment of severe cardiovascular disease, and/or the implementation of plans to file a protocol and conduct a Phase II clinical trial for the treatment of peripheral artery disease could increase our expenditures and reduce the length of time we could operate without additional capital.

We will need to raise substantial additional capital in the future to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. Except for the Boston Scientific loan agreement and the second tranche of the common stock and warrant purchase agreement entered into in July 2004, which are triggered by milestones, we do not have commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that may harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments is less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

We are subject to a certain amount of short-term foreign exchange risk related to the potential manufacture in Europe of our VEGF-2 plasmid material for our planned Phase III clinical trial and commercial use. The payments made for the VEGF-2 will be denominated in Euros and are expected to be made over the next two to three years. We are unable to predict currency exchange risk at this time.

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

(b) Changes in internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting or in other factors that would significantly affect those controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 10, 2004, thirteen current or former directors, advisors and officers of Corautus and its subsidiaries purchased an aggregate of 97,909 shares of unregistered common stock from the company at $5.50 per share for aggregate net cash proceeds to Corautus of $538,500. The subscription agreements were entered into effective May 7, 2004, and the price per share was the closing price of the publicly traded stock of the company on that date. The purchasers included Richard E. Otto, Director, President and Chief Executive Officer; Robert T. Atwood, Director, Executive Vice President, Chief Financial Officer and Secretary; James C. Gilstrap, Director and Chairman of the Board; Dr. Ivor Royston, Director; John R. Larson, Director; Eric N. Falkenberg, Director; Ronald Merriman, Director;

Victor W. Schmitt, Director; Dr. F. Richard Nichol, Director; former directors Daniel Pharand and Dr. Richard A. Schatz; Jack W. Callicutt, Vice President of Finance and Administration and Chief Accounting Officer; and Robert E. Tritt, advisor. The common stock was issued pursuant to a private offering, with no general solicitation, and was therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 7, 2004, Corautus and thirteen investors (Iroquois Capital, L.P.; Highline Capital Partners, LP; Highline Capital Partners, QP LP; Highline Capital International, Ltd.; Bonanza Master Fund Ltd.; DKR SoundShore Oasis Holding Fund Ltd.; DKR SoundShore Strategic Holding Fund Ltd.; Bluegrass Growth Fund, LP; Bluegrass Growth Fund, Ltd.; BayStar Capital II, L.P.; Smithfield Fiduciary LLC; Omicron Master Trust; The Walters Group) entered into a Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,738 shares of Corautus common stock for net cash proceeds to Corautus of $9,348,144. The transaction will occur in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The commitment for the second tranche in the amount of $4,681,572 has been placed into escrow and will be paid to Corautus upon the treatment of the first patient in the upcoming Phase IIb clinical trial. The common stock was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable at a price equal to 120% of the closing price on the day prior to the closing of that tranche (e.g., $8.064 for the warrants issued in the first tranche). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The common Stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held in Atlanta, Georgia on May 7, 2004. At the annual meeting, the shareholders were presented with four proposals as set forth in our proxy statement, all of which were approved.

Out of 13,802,778 shares of stock entitled to vote at such meeting based upon the record date of March 26, 2004, there were present in person or by proxy an aggregate of 10,669,648 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

Name of Nominee	No. of Votes For	No. of Votes Withheld
Richard E. Otto	10,638,007	31,641
Robert T. Atwood	10,638,007	31,641
Eric N. Falkenberg	10,638,007	31,641
James C. Gilstrap	10,637,707	31,941
John R. Larson	10,638,007	31,641
Ronald L. Merriman	10,638,007	31,641
F. Richard Nichol, Ph.D.	10,638,007	31,641
Ivor Royston, M.D.	10,455,439	214,209
Victor W. Schmitt	10,637,707	31,941

Proposal 2. The shareholders approved the amended and restated 2002 Stock Plan.

For	Against	Abstain	Broker Non-Votes
7,394,245	809,697	2,915	2,462,791

Proposal 3. The shareholders approved the sale and issuance, in one or more private placements, to certain investors of up to 5,000,000 shares of our common stock and warrants for up to 2,500,000 shares of our common stock.

For	Against	Abstain	Broker Non-Votes
7,951,727	250,722	4,408	2,462,791

Proposal 4. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent auditors for 2004.

For	Against	Abstain
10,652,622	15,187	1,839

ITEM 5.	OTHER INFORMATION

In July 2004, the U.S. Food and Drug Administration (“FDA”) approved our protocol for a Phase IIb clinical trial for the treatment of severe cardiovascular disease and gave us permission to start that trial. We plan to commence this trial during the third quarter of 2004. Some of the medical centers that we have finalized or expect to finalize agreements with as clinical sites are as follows: Caritas St. Elizabeth’s Medical Center, Scripps Clinic, Minneapolis Heart Institute, Medstar Research Institute - Washington Heart, Rush University Medical Center, Arizona Heart Institute, St. Luke’s Episcopal Hospital - Texas Heart Institute, Fuqua Heart Center of Piedmont Hospital, Duke University Medical Center, Mayo Clinic Hospital - Scottsdale, Mayo Clinic Hospital - Rochester, Southwest Florida Heart Group, Baptist Hospital of East Tennessee, Swedish Medical Center and Riverside Regional Medical Center. We are currently working with our intended clinical sites so that the trial may commence, which efforts include, among other activities, having the Institutional Review Boards at the sites approve the final FDA approved protocol, physician training and then recruitment of patients.

As the trial commences, our clinical and regulatory activities are changing and expanding, and we intend to provide the needed clinical and regulatory functions through a combination of internal staffing and by outsourcing certain activities to clinical research organizations. In June 2004, we entered into a Letter Agreement with Nina Vincent Sewell, our Senior Vice President-Clinical/Regulatory, which reduced her hours and working relationship with us to allow her to pursue an academic opportunity in medical journalism. On July 13, 2004, Corautus accepted the resignation of Ms. Vincent Sewell to pursue that academic opportunity on a full-time basis. Her duties have been assumed by senior officers and others of our clinical/regulatory staff. We have commenced a search for a Senior Vice President-Clinical/Regulatory utilizing an executive search firm and are actively interviewing candidates.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
4.1	The Corautus Genetics Inc. 2002 Stock Plan, as amended and restated.

10.1	Second Amendment to Amended and Restated License Agreement dated April 26, 2004 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc. (incorporated by reference from Exhibit 10.3 of our Form 10-Q filed April 30, 2004).

10.2	Form of Subscription Agreement entered into between Corautus Genetics Inc. and each of Richard E. Otto, Robert T. Atwood, James C. Gilstrap, Dr. Ivor Royston, John R. Larson, Eric N. Falkenberg, Ronald Merriman, Victor W. Schmitt, Dr. F. Richard Nichol, Daniel Pharand, Dr. Richard A. Schatz, Jack W. Callicutt, and Robert E. Tritt, dated May 10, 2004.

10.3	Common Stock and Warrant Purchase Agreement by and between Corautus Genetics Inc. and the investors named therein dated July 7, 2004.

10.4	Second Amendment to Loan Agreement dated July 22, 2004 by and among Corautus Genetics Inc., Vascular Genetics Inc., and Boston Scientific Corporation.

10.5	First Amendment to Development Agreement dated July 22, 2004 by and between Corautus Genetics Inc. and Boston Scientific Corporation

10.6	Senior Convertible Promissory Note dated July 22, 2004 issued by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation.

10.7	Form of Officer and Director Indemnification Agreement between Corautus Genetics Inc. and directors and officers

10.8	Amendment to Letter Agreement dated June 29, 2004 between Corautus Genetics Inc. and Nina Vincent Sewell.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

(b) Reports on Form 8-K.

None

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2004.

CORAUTUS GENETICS INC. a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt Vice President, Finance and Administration Chief Accounting Officer (Principal Accounting Officer)