Form 10-Q
period 2004-09-30
CORAUTUS GENETICS INC
filed 2004-11-12
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2004, was 14,587,997.

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003	1

	Consolidated Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2004 and 2003 and the period from July 1, 1991 (inception) to September 30, 2004	2

	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2004 and 2003 and the period from July 1, 1991 (inception) to September 30, 2004	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signature		14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,310,245	$8,911,994
Accounts receivable	7,831	39,249
Other current assets	332,824	644,901

Total current assets	27,650,900	9,596,144
Property and equipment, net	111,593	184,338
Restricted cash	680,901	680,901
Other assets	50,369	72,652

Total Assets	$28,493,763	$10,534,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,644	$380,998
Accrued employee benefits	105,438	83,917
Other accrued liabilities	306,625	792,900
Capital lease obligation, current portion	105,241	376,265
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	750,071	1,128,189

Total current liabilities	1,440,352	2,845,602
Notes and interest payable	10,175,068	2,500,000
Lease settlement obligation, net of current portion	1,122,626	1,815,289
Deferred revenue, net of current portion	819,444	881,944
Stockholders’ Equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 14,587,997 and 10,564,877 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	14,588	10,565
Additional paid-in capital	97,284,319	78,169,917
Deficit accumulated during development stage	(82,364,021)	(75,690,669)

Total stockholders’ equity	14,936,273	2,491,200

Total Liabilities and Stockholders’ Equity	$28,493,763	$10,534,035

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		July 1, 1991 (inception) to September 30, 2004
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue	$20,833	$13,889	$62,500	$13,889	$2,639,570

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	1,003,291	419,665	3,795,951	2,718,036	39,264,022
General and administrative	799,522	3,807,135	2,813,250	6,401,792	22,498,775
Write-off of acquired in-process technology	—	—	—	17,699,863	24,405,005
Write-off of property and equipment	—	17,869	—	1,831,809	2,594,042

Total costs and expenses	1,802,813	4,244,669	6,609,201	28,651,500	89,583,722

Loss from operations	(1,781,980)	(4,230,780)	(6,546,701)	(28,637,611)	(86,944,152)
Other income, net	5,809	14,092	10,063	124,474	94,849
Interest expense	(123,097)	(27,782)	(277,462)	(145,422)	(2,217,284)
Interest income	75,301	53,174	140,748	86,176	2,976,773

Net loss	$(1,823,967)	$(4,191,296)	$(6,673,352)	$(28,572,383)	$(86,089,814)

Basic and diluted loss per share	$(0.13)	$(0.42)	$(0.53)	$(3.20)

Number of weighted-average shares used in the computation of basic and diluted loss per share	13,617,553	9,907,624	12,653,537	8,923,191

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,		July 1, 1991 (inception) to September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(6,673,352)	$(28,572,383)	$(86,089,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	77,655	16,862,188	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	168,736	340,791	3,283,699
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	154,712	139,500	2,135,085
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(9,091)	1,950,455	2,503,507
Amortization of debt discount and loan fee	—	45,049	1,261,297
Deferred rent	(13,160)	(539,354)	—
Deferred revenue	(62,500)	986,111	902,777
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	31,418	148,633	93,310
Other current assets	312,077	(6,823)	(332,824)
Other assets	(7,717)	1,167,978	(797,937)
Accounts payable	(291,354)	(1,310,397)	(469,332)
Other current liabilities	(76,594)	688,621	686,210
Other long-term liabilities	175,068	1,788,709	161,908
Deferred compensation	—	(86,349)	—
Deferred merger costs	—	1,323,854	—
Lease settlement obligation	(850,000)	—	(850,000)

Net cash used in operating activities	(7,064,102)	(5,073,417)	(49,792,347)
Cash flows from investing activities:
Purchase of short-term investments	—	(168,899)	(44,998,300)
Sale of short-term investments	—	4,387,840	44,998,300
Purchase of property and equipment	(24,720)	(88,185)	(4,876,042)
Proceeds from sale of property and equipment	47,039	54,931	209,192

Net cash provided by (used in) investing activities	22,319	4,185,687	(4,666,850)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	7,500,000	—	13,415,292
Repayment of capital lease and notes payable	(271,024)	(1,108,604)	(3,193,086)
Proceeds from exercise of options and warrants	220,365	26,806	1,261,351
Proceeds from sale of common stock, net of issuance costs	17,990,693	—	43,483,421
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	8,084,376	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	25,440,034	7,002,578	81,769,442

Net increase in cash and equivalents	18,398,251	6,114,848	27,310,245
Cash and equivalents, beginning of period	8,911,994	694,013	—

Cash and equivalents, end of period	$27,310,245	$6,808,861	$27,310,245

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

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

A total of 5,320,166 shares of Corautus common stock were issued to Vascular Genetics stockholders in connection with the merger. Additionally, Corautus assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. Corautus also reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders. In September 2004, the indemnity period for the merger ended and Corautus issued an additional 13,576 shares of common stock to the former Vascular Genetics stockholders resulting from claims asserted against Corautus under the indemnity provisions. Corautus recorded an expense in the third quarter of 2004 of $77,655 representing the fair value of the 13,576 shares computed in accordance with the merger agreement.

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

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected volatility	89%	90%	93%	90%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.78%	2.50%	2.72%	2.57%
Expected life, in years	3.0	3.0	2.6	3.6

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Net Loss:
As reported	$(1,823,967)	$(4,191,296)	$(6,673,352)	$(28,572,383)
Add: Stock-based employee compensation (benefit) expense included in net loss	(33,257)	—	50,712	73,000
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(665,754)	(143,536)	(1,724,986)	(659,387)

Pro Forma	$(2,522,978)	$(4,334,829)	$(8,347,626)	$(29,158,770)

Basic and Diluted net loss per share:
As reported	$(0.13)	$(0.42)	$(0.53)	$(3.20)
Pro Forma	$(0.19)	$(0.44)	$(0.66)	$(3.27)

4. Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month and nine-month periods ended September 30, 2004 and 2003. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

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

On July 7, 2004, Corautus and thirteen investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,738 shares of Corautus common stock for net cash proceeds to Corautus of $9,320,540. The transaction closed in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The commitment for the second tranche in the amount of $4,653,968 was initially placed into escrow and then closed on September 14, 2004 after the treatment of the first patient in Corautus’ Phase IIb clinical trial. The common stock in both tranches was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable at a price equal to 120% of the closing price on the day prior to the closing of that tranche (e.g. $8.064 and $6.30 for the warrants issued in the first and second tranches, respectively).

6. Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended September 30, 2004, Corautus made payments totaling $75,000 to the landlord pursuant to the settlement agreement. As of September 30, 2004, the recorded liability for this obligation totaled $1,872,697. Of the total remaining liability, $680,901 is secured by a letter of credit, $337,217 is to be paid in cash, and $854,579 is to be settled by issuance of common stock.

7. Long-Term Debt

On July 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $5,000,000 from Boston Scientific Corporation. The note is convertible into 675,741 shares of common stock, subject to adjustment. The note is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance.

On September 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into 376,288 shares of common stock, subject to adjustment. The note is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, adequacy of funding, benefits from the alliance with Boston Scientific, research, development and commercialization of our product candidates, whether early-stage clinical trial results are any indication of results in subsequent clinical trials, satisfactory enrollment of patients in our clinical trial, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, benefits from switching to The Nasdaq Stock Market, and other risks that could cause actual results to differ materially. These risks are discussed in the Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K for the year ended December 31, 2003 filed March 30, 2004, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

Revenues

Corautus has generated revenues to date of $2,639,570 from contract research agreements and grants. Total revenues for the nine months ended September 30, 2004 and 2003 were $62,500 and $13,889, respectively, and for the three months ended September 30, 2004 and 2003 were $20,833 and $13,889, respectively. Revenues in 2004 and 2003 were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years, if at all. Product revenues are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

Research and development expense during the nine months ended September 30, 2004 and 2003 was $3,795,951 and $2,718,036, respectively, and for the three months ended September 30, 2004 and 2003 was $1,003,291 and $419,665, respectively. Research and development expense increased $1,077,915, or 40%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and $583,626, or 139%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

In 2003, research and development costs consisted primarily of the cost to manufacture the VEGF-2 materials for clinical use and the costs to prepare for the VEGF-2 clinical trials. In 2004, research and development costs consist primarily of personnel, consultants and other costs associated with preparing for, commencing and conducting our clinical trial and costs associated with manufacturing our clinical material for planned Phase III clinical trials and commercial use, which caused the increase in research and development costs in 2004 over 2003.

The $17,699,863 charge for the write-off of acquired in-process technology in 2003 related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization because there were significant required regulatory approvals remaining.

We estimate that it will take at least four to six years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market. We commenced our Phase IIb clinical trial for our VEGF-2 product candidate for the treatment of severe coronary artery disease in the third quarter of 2004.

General and administrative expense

General and administrative expense during the nine months ended September 30, 2004 and 2003 was $2,813,250 and $6,401,792, respectively, and for the three months ended September 30, 2004 and 2003 was $799,522 and $3,807,135, respectively. General and administrative expense decreased $3,588,542, or 56%, for the nine months ended September 30, 2004 compared to 2003 and $3,007,613, or 79%, for the three months ended September 30, 2004 compared to 2003, primarily due to the lease settlement charge of $3.4 million recorded in September 2003, facility lease costs, reduced depreciation and lower legal expense. In September 2004, the indemnity period for the merger ended and Corautus issued an additional 13,576 shares of common stock to the former Vascular Genetics stockholders resulting from claims asserted against Corautus under the indemnity provisions. Corautus recorded an expense in the third quarter of 2004 of $77,655 representing the fair value of the 13,576 shares computed in accordance with the merger agreement.

General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively constant for the rest of 2004.

Write-off of property and equipment

The write-off of property and equipment of $1,831,809 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations.

Interest income and expense

Interest income during the nine months ended September 30, 2004 and 2003 of $140,748 and $86,176, respectively, and for the three months ended September 30, 2004 and 2003 of $75,301 and $53,174, respectively, is a result of investment of excess cash in money market accounts, corporate and government notes and certificates of deposit. The increase is due to an increase in the balances in those investments.

Interest expense for the nine months ended September 30, 2004 and 2003 was $277,462 and $145,422, respectively, and for the three months ended September 30, 2004 and 2003 was $123,097 and $27,782, respectively. Interest expense in 2004 relates to equipment financing, the long-term notes payable to Boston Scientific, and the lease settlement obligation. Interest expense in 2003 relates to equipment financing, amortization of deferred loan fees and the interest accrued on the deferred compensation liability. The increase in 2004 is due to the interest on the notes payable and lease settlement obligation, partially offset by the decrease in principal balances of our capital lease obligations, absence of deferred financing costs and deferred compensation liabilities in 2004.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2004, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our relationship with Baxter Healthcare. We have raised approximately $11.4 million in convertible debt offerings (including $10.0 million from Boston Scientific Corporation), $45.4 million in private equity financings, $8.1 million in net proceeds from the Boston Scientific Corporation investment and received equity funding of $14.9 million related to our relationship with Baxter Healthcare.

Net cash used in operating activities during the nine months ended September 30, 2004 was $7,064,102. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities during the nine months ended September 30, 2004 was $22,319, which consists of the purchase and sale of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 was $25,440,034, which consists primarily of proceeds from the private sales of common stock and warrants, the proceeds from the exercise of stock options and warrants, and issuance of convertible notes payable to Boston Scientific, offset by repayments of capital leases.

As of September 30, 2004, we had cash and cash equivalents totaling $27,310,245. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next five years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

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

We will need to raise substantial additional capital in the future to fund our operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. Except for the Boston Scientific loan agreement, $5 million of which remains available and is triggered by a future milestone, we do not have commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that may harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2004, Corautus and thirteen investors (Iroquois Capital, L.P.; Highline Capital Partners, LP; Highline Capital Partners, QP LP; Highline Capital International, Ltd.; Bonanza Master Fund Ltd.; DKR SoundShore Oasis Holding Fund Ltd.; DKR SoundShore Strategic Holding Fund Ltd.; Bluegrass Growth Fund, LP; Bluegrass Growth Fund, Ltd.; BayStar Capital II, L.P.; Smithfield Fiduciary LLC; Omicron Master Trust; and The Walters Group) entered into a Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,738 shares of Corautus common stock for net cash proceeds to Corautus of $9,320,540. The transaction closed in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The second tranche in the amount of $4,653,968 closed on

September 14, 2004 upon the treatment of the first patient in Corautus’ Phase IIb clinical trial. The common stock in both tranches was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable at a price equal to 120% of the closing price on the day prior to the closing of that tranche (e.g., $8.064 and $6.30 for the warrants issued in the first and second tranches, respectively). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The common stock and warrants were issued pursuant to a private offering, with no general solicitation, and were therefore eligible for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Common Stock and Warrant Purchase Agreement by and between Corautus Genetics Inc. and the investors named therein dated July 7, 2004 (incorporated by reference from Exhibit 10.3 of our Form 10-Q filed August 16, 2004).

10.2	Second Amendment to Loan Agreement dated July 22, 2004 by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation (incorporated by reference from Exhibit 10.4 of our Form 10-Q filed August 16, 2004).

10.3	First Amendment to Development Agreement dated July 22, 2004 by and between Corautus Genetics Inc. and Boston Scientific Corporation (incorporated by reference from Exhibit 10.5 of our Form 10-Q filed August 16, 2004).

10.4	Senior Convertible Promissory Note dated July 22, 2004 issued by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation (incorporated by reference from Exhibit 10.6 of our Form 10-Q filed August 16, 2004).

10.5	Senior Convertible Promissory Note dated September 22, 2004 issued by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2004.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)