Form 10-K
period 2004-12-31
CORAUTUS GENETICS INC
filed 2005-03-22
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(404) 526-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of Class	Name of Each Exchange Where Registered
COMMON STOCK, $.001 PAR VALUE	Nasdaq SmallCap Market

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $53,470,734 (based on a closing price of $5.80 per share for the registrant’s common stock on June 30, 2004.) The number of shares of the common stock of the registrant outstanding as of March 17, 2005, was 14,685,918 and the closing price on March 17, 2005 was $4.49 per share.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders to be held May 12, 2005, are incorporated by reference in Part III hereof.

CORAUTUS GENETICS INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-K

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied. This annual report and the documents incorporated by reference in this annual report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, adequacy of funding, benefits from the alliance with Boston Scientific, effects of manufacturing agreements, research, development and commercialization of our product candidates, whether early-stage clinical trial results are any indication of results in subsequent trials, satisfactory enrollment of patients in our clinical trial, listing our common stock on the Nasdaq SmallCap Market, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, and other risks that could cause actual results to differ materially. The forward-looking statements are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

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

The focus of our efforts and resources is the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe angina.

Recent Events

In July 2004, we announced that the U.S. Food and Drug Administration (FDA) approved the commencement of our Phase IIb clinical trial for the treatment of severe angina. The trial was initiated on August 31, 2004 (the “GENASIS” trial) and is a national, randomized, double-blinded, dose ranging and placebo controlled study of up to 404 patients in approximately 25 institutions in the United States evaluating the efficacy and safety of defined doses of VEGF-2 to be percutaneously delivered via Boston Scientific Corporation’s Stiletto™ endocardial direct injection catheter. The trial will enroll qualified patients with Class III or IV angina.

As of March 18, 2005, 53 patients have been treated in the GENASIS Phase IIb clinical trial. There are currently 18 institutions qualified to treat patients in this clinical trial, with the goal of approximately 25 participating institutions. The required training that physicians must satisfy to participate in the GENASIS trial is ongoing and we expect the rate of treating patients to accelerate over the remaining time of the GENASIS trial. We also expect to complete the enrollment of patients in the GENASIS trial in the first quarter of 2006.

On March 7, 2005, we engaged PPD Development LP (“PPD”) for certain clinical research services related to our current GENASIS Phase IIb clinical trial for the treatment of severe angina associated with cardiovascular disease. PPD will provide medical monitoring, data management, biostatistics and final study reporting services. Under the agreement with PPD, we pay for the services as they are provided. We estimate the costs of PPD’s services to be approximately $3.2 million, which may be increased or decreased depending on the actual amount of PPD’s services we utilize and the enrollment period for the GENASIS clinical trial.

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

Through our wholly-owned subsidiary, Vascular Genetics Inc., we hold an exclusive, worldwide license from Human Genome Sciences to make, use and sell products utilizing its VEGF-2 technology, including VEGF-2 in a plasmid DNA, in the field of gene therapy for the treatment of vascular disease. Vascular Genetics also holds licenses from Caritas St. Elizabeth’s Medical Center of Boston, Inc., Vical Incorporated and Boston Scientific relating to the injection of a gene into ischemic tissue utilizing certain gene therapy delivery methods to directly inject VEGF-2 plasmid DNA into a patient’s vascular tissue using a catheter or hypodermic needle. We have also entered into a collaboration agreement with Boston Scientific to utilize a proprietary catheter developed by Boston Scientific to deliver the VEGF-2 plasmid DNA directly to the affected cardiac muscle in clinical trials. In the GENASIS trial, defined doses of VEGF-2 in the form of “naked” plasmid DNA are delivered to diseased heart muscle tissue via the Boston Scientific Corporation Stiletto™ endocardial direct injection catheter system. The injection procedure is performed by a cardiologist in a standard cardiac laboratory.

We are currently developing two product candidate applications using the VEGF-2 material, one for the treatment of coronary artery disease and the other for the treatment of peripheral artery disease. The product candidate for the treatment of coronary artery disease has completed Phase I/IIa clinical trials utilizing a surgical procedure and a randomized, placebo-controlled Phase I/IIa clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/IIa clinical trials provided preliminary data that we believe supports the safety of the product candidate and its delivery method. We are currently conducting a Phase IIb clinical trial, called GENASIS, to evaluate the safety and efficacy of VEGF-2 for the treatment of severe angina. We anticipate that the Phase IIb clinical trial may be followed by a Phase III clinical trial and, if approved by the Food and Drug Administration, commercial sales.

Our product candidate for the peripheral artery disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia and for Buerger’s disease. The clinical data from these studies has not yet been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate. In 2005, we expect to consider the possibility of filing a revised protocol investigational new drug amendment for further clinical trials in peripheral disease for this product candidate.

Vascular and Cardiovascular Disease: Markets and Current Treatments

Cardiovascular Disease, Including Coronary Artery Disease and Angina

According the most recent statistics available from the American Heart Association, cardiovascular disease is the leading cause of death in the United States, causing approximately 38% of all deaths in the United States in 2002. Further, the American Heart Association estimates that more than 70 million Americans have one or more types of cardiovascular disease and that the current annual direct and indirect costs of treatment for cardiovascular disease, including stroke, in the United States is approximately $393.5 billion.

More than one of every five deaths in the United States in 2002 were due to coronary heart disease. The coronary arteries carry blood to the heart. Coronary artery disease is a condition characterized by a narrowing of the coronary arteries and reduced blood flow, and therefore oxygen, to the heart. The narrowing of the coronary arteries is often caused by arteriosclerosis, a disease in which the inner layers of the artery walls become thick and irregular due to deposits of fat, cholesterol and other substances. The lack of blood flow and oxygen to an organ is referred to as ischemia, and myocardial ischemia refers to the lack of blood flow and oxygen to the heart muscle. The American Heart Association estimates that approximately $142 billion will be spent in direct and indirect costs in 2005 relating to coronary heart disease.

The primary symptoms of coronary heart disease and myocardial ischemia include heart attack and angina, the medical term for chest pain or discomfort due to myocardial ischemia. Angina may be categorized as either stable angina or unstable angina. People with stable angina have episodes of chest pain or discomfort that are usually predictable and occur during exertion or under mental or emotional stress. People with unstable angina have unexpected chest pain or discomfort that usually occurs at rest. The Canadian Cardiovascular Society proposed a grading system of angina in 1972 that has since been used to classify stable angina. This grading system identifies four classes of angina. Class III angina is characterized by a marked limitation of ordinary physical activity. The most severe class of angina, Class IV, is characterized by an inability to carry on any physical activity without discomfort.

Current treatments for coronary heart disease and angina include drug therapies and invasive techniques that help restore adequate blood flow to ischemic, or oxygen deprived, regions of the heart. The primary drug therapy treatments, including nitroglycerin tablets, dilate the coronary vessels increasing the blood supply to heart muscle. However, these treatments have limitations, and their effectiveness is diminished when the coronary blood vessels are severely narrowed by arteriosclerosis. The current invasive techniques include stent procedures, balloon and laser angioplasty, and bypass surgery. The American Heart Association estimates that approximately 1,204,000 angioplasty and/or stent procedures and 515,000 coronary artery bypass graft procedures are performed annually in the United States. In general, these invasive procedures seek to clear or bypass diseased coronary blood vessels to increase blood flow to the heart muscle. However, the effectiveness of these procedures is limited when the coronary blood vessels are diffusely narrowed by arteriosclerosis or when the blocked blood vessel is in an area that is difficult to access.

The American Heart Association estimates that approximately 6,400,000 individuals in the United States are classified as having angina pectoris. Of these individuals with angina pectoris, approximately 150,000 to 250,000 annually are diagnosed as having refractory coronary artery disease and cannot be successfully treated with conventional cardiovascular therapies. In most cases, these individuals have undergone multiple invasive procedures and/or surgeries that have been unsuccessful. We have targeted this critical population as the initial candidates for our VEGF-2 gene therapy treatment. We believe that the potential market in the United States for VEGF-2 gene therapy treatment of severe angina related to coronary artery disease is at least $1 billion per year.

Peripheral Artery Disease, Including Critical Limb Ischemia and Buerger’s Disease

Peripheral artery disease refers to diseases of the blood vessels outside of the heart and brain and is often a narrowing of the vessels carrying blood to leg and arm muscles. The American Heart Association estimates that peripheral artery disease affects 8 to 12 million people in the United States. Critical limb ischemia is an advanced form of peripheral artery disease. Patients with critical limb ischemia often experience excruciating pain and may be afflicted by skin lesions that are difficult to heal because of reduced blood flow to the area. In severe cases, peripheral artery disease may lead to tissue death (gangrene) and amputation of patients’ limbs.

Buerger’s disease (also known as thromboangiitis obliterans) is a rare disease characterized by narrowing or blockage (occlusion) of the veins and arteries of the extremities, resulting in reduced blood flow to these areas. Buerger’s disease typically affects young or middle-aged male cigarette smokers. The disease may cause extreme pain of the lower arms and legs, cramping, limping, sores on the extremities, numbness and tingling. In severe cases, Buerger’s disease may also cause tissue death (gangrene) and amputation of patients’ limbs.

A primary objective in treating patients with critical limb ischemia and Buerger’s disease is to increase blood flow to the affected limb. Current treatments for peripheral artery disease include drug treatments such as anti-thrombotics to prevent the blood from clotting and intrusive techniques such as bypass surgery and a type of angioplasty to dilate narrowed peripheral arteries.

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

Our Gene Therapy Treatment for Therapeutic Angiogenesis

Delivery and Gene Therapy Methods for Therapeutic Angiogenesis

Our proposed products use a plasmid, or small piece of DNA, containing the VEGF-2 gene. The VEGF-2 gene and its expressed VEGF-2 protein have shown some promise in laboratory studies, and our proposed gene therapy treatment relies upon a method of delivering the VEGF-2 plasmid DNA to the targeted cells within a patient in what we believe will be shown to be a safe and effective manner. When simply injected into the bloodstream, plasmid DNA may be impeded by cell walls or otherwise rapidly degrade in circulating blood. Therefore, some gene therapy methods for vascular and other diseases have used a delivery vehicle, or vector, that encapsulates a therapeutic gene for delivery to cells. For example, some gene therapy trials have used a viral vector that incorporates the genetic material into a virus, which is then injected into the patient for delivery via the bloodstream.

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

While we believe the plasmid DNA may be injected directly with a hypodermic needle into skeletal muscles for the treatment of peripheral artery disease in certain circumstances, the heart muscle is less accessible than skeletal muscles for the direct injection of naked plasmid DNA. In our prior clinical trials, our wholly-owned subsidiary, Vascular Genetics, utilized both a surgical procedure and a percutaneous catheter-based method to deliver the VEGF-2 plasmid directly to the heart muscle. We have secured licenses from Caritas St. Elizabeth’s Medical Center of Boston and Vical Incorporated relating to the injection of a gene into ischemic tissue utilizing certain gene delivery technologies to deliver the naked VEGF-2 plasmid DNA directly into skeletal muscles using a hypodermic needle and directly into the heart’s muscle tissue using a hypodermic needle or catheter. Additionally, we have secured a license from Boston Scientific, during such time as it has exclusive distribution rights, to develop and commercialize our VEGF-2 product for the treatment of vascular disease under all patents owned, or licensed to and sublicenseable, by Boston Scientific and necessary for development or commercialization of such product.

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

We are utilizing a proprietary catheter developed by Boston Scientific, known as the Stiletto™ catheter, to deliver the VEGF-2 plasmid directly to the affected cardiac muscle in our GENASIS Phase IIb clinical trial.

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

Clinical Trials of Our Product Candidate for Severe Angina Related to Coronary Artery Disease

Our product candidate for the treatment of severe angina related to coronary artery disease has completed both a Phase I clinical trial using a surgical procedure to deliver the VEGF-2 plasmid directly to the heart muscle and a Phase I/IIa clinical trial for the percutaneous catheter delivery of the VEGF-2 plasmid directly to the heart muscle.

In the Phase I clinical trial using the surgical procedure, the naked VEGF-2 plasmid was directly injected into the heart muscle through a limited thoracotomy surgical procedure in 30 patients. The patients enrolled in the study were considered “no option” patients with stable class III or IV angina despite the use of conventional revascularization procedures. The study was conducted at five medical institutions in the United States, including St. Elizabeth’s Medical Center of Boston, and was led by the late Dr. Jeffrey Isner as the principal investigator.

This Phase I clinical trial was a dose-escalating study in which 10 patients each received 200, 800 or 2,000 microgram doses of the VEGF-2 plasmid. The doses were injected directly into the heart muscle with a hypodermic needle after a mini-thoracotomy, which is a surgical incision in the chest wall. Of the 30 patients enrolled in this Phase I study, a single death occurred during the year after treatment. This death was unrelated to the product candidate in the opinion of the investigator but is the subject of a lawsuit.

Patients were followed for clinical events after one year by hospital records, follow-up visits or telephone contact. At the two year follow-up, no patients had Class IV angina, and only three (11.5%) had Class III angina, while the remaining had Class I or II angina. Compared to baseline, average angina class decreased from 3.6 ± 0.5 to 1.3 ± 1.0 after the first year. This benefit persisted to 24 months when the mean angina class was 1.5 ± 1.2 (p< 0.05). The investigators observed a subjective improvement in patients following the VEGF-2 gene transfer. The published two year follow-up results are believed to demonstrate prolonged clinical benefit as measured by improvement of patients’ angina two years following treatment (p < 0.05) with no reported complications directly related to the gene therapy procedure.

The published follow-up results also showed that major clinical events such as death, myocardial infarction (MI, or heart attack) and repeat revascularization were uncommon during the first year but more frequent after one year at a rate consistent with the severity of the underlying disease in a population with advanced atherosclerosis. The majority of events were the result of progression of disease in areas of the heart remote from the site of injection.

Although we believe these Phase I study results are encouraging, the study is limited by the absence of a control population for comparison of the VEGF-2 plasmid against placebos. Some studies have indicated that the use of placebos may have a positive effect on patients in this class. Because of the invasive nature of the surgical procedure, this Phase I study could not be conducted to preclude randomization against a placebo.

Based upon the encouraging results and limitations of the initial Phase I surgical study, a Phase I/IIa clinical trial was then performed to investigate the safety and effectiveness of a percutaneous catheter-based delivery of the naked VEGF-2 plasmid directly to the heart muscle. This clinical trial, which was sponsored by Vascular Genetics, was designed as a prospective, randomized, double-blind, placebo-controlled, dose-escalating study of 27 patients with chronic myocardial ischemia.

Nineteen patients were enrolled in the Phase I/IIa clinical trial when, in February 2000, the study was placed on clinical hold by the FDA. Following the death of an 18-year old patient enrolled in an unrelated gene therapy study using a viral vector to deliver the genetic material, the FDA undertook extensive reviews of gene therapy clinical trials in the United States to evaluate compliance with clinical trial monitoring procedures. Based on the FDA review and issues identified by the FDA regarding the conduct of our trial, Vascular Genetics was required to cease further patient enrollment and the administration of its product candidates in the clinical trials while it addressed those issues and provided data and information to allow the FDA to assess the risks to patients in Vascular Genetics’ clinical trials. Because of limited capital resources, Vascular Genetics was unable to address those issues and provide adequate data to the FDA to respond to the FDA’s inquiries for some time. In October 2001, after Vascular Genetics obtained additional funding and responded to the FDA’s inquiries and issues, the FDA removed the Phase I/IIa study from clinical hold.

The 19 patients enrolled in the study suffered from multi-vessel coronary artery disease that was not suitable for angioplasty or bypass surgery. In addition, all patients were classified as having class III or IV angina refractory, or resistant, to maximum medical therapy prior to the clinical trial. These patients were randomized in a double-blind fashion to receive injections of a placebo or the VEGF-2 plasmid in doses of either 200, 800, or 2,000 micrograms. Seven patients were randomized to receive six injections each of the placebo, and 12 patients were randomized to receive six injections each of the VEGF-2 plasmid. Because enrollment was limited to 19 patients rather than the 27 proposed, the doses of the

VEGF-2 plasmid in the trial were pooled. Of the 12 patients randomized to receive injections of the VEGF-2 plasmid, six patients received doses of 200 micrograms and six patients received doses of 800 micrograms.

In a subsequent publication, the investigators reported that the preliminary data from this Phase I/IIa clinical trial supported both the safety of the VEGF-2 product candidate at certain doses and the safety of the catheter-based injections performed in the study. The investigators further reported a statistically significant improvement in symptoms of angina, including decreases in angina class and frequency of angina episodes, during follow-up for patients that received the VEGF-2 plasmid treatment. The Phase I/IIa trial showed an average increase of almost two minutes of the exercise tolerance time in the VEGF-2 treated patients and significant decrease in angina class in 50% of patients in the high dose VEGF-2 group. Finally, the investigators concluded in their report that a larger Phase II/III clinical trial was warranted.

On August 31, 2004, we initiated the GENASIS Phase IIb clinical trial with a larger patient population to further evaluate the safety and effectiveness of this product candidate using a percutaneous catheter-based injection for cardiovascular disease. The GENASIS trial is a national, multi-center, randomized, double-blind, dose ranging and placebo-controlled trial of up to 404 patients with Class III and Class IV angina. The trial is being conducted in approximately 25 institutions in the United States.

As of March 18, 2005, 53 patients have been treated in the GENASIS Phase IIb clinical trial. The required training that physicians must satisfy to participate in the GENASIS trial is ongoing and we expect the rate of treating patients to accelerate over the remaining time of the GENASIS trial. We also expect to complete the enrollment of patients in the GENASIS trial in the first quarter of 2006. A representative list of clinical trial sites enrolling qualified patients includes: Caritas St. Elizabeth’s Medical Center, Scripps Clinic, Minneapolis Heart Institute, Medstar Research Institute - Washington Heart, Rush University Medical Center, Arizona Heart Institute, St. Luke’s Episcopal Hospital - Texas Heart Institute, Emory University Hospital - Atlanta, Georgia, Saint Joseph’s Hospital - Atlanta, Georgia, Durham VA Medical Center, Mayo Clinic Hospital - Scottsdale, Mayo Clinic Hospital - Rochester, Midwest Heart Group, Baptist Hospital of East Tennessee, Cleveland Clinic, Cardio P.C., Columbia Presbyterian Medical Center and Swedish Medical Center.

We expect that the remaining costs of our GENASIS Phase IIb clinical trial for severe angina subsequent to 2004, including research and development and general and administration costs but not including the costs of manufacturing the VEGF-2 for Phase III and commercialization, will be approximately $30,000,000 to $35,000,000; however, additional costs may be associated with any material changes in protocol or conduct of the clinical trial. Subsequent trials needed prior to the receipt of commercial revenues, if ever achieved, will cost additional substantial sums of money.

We have formed a Steering Committee to help guide us in conducting the GENASIS clinical trial. The Steering Committee is co-chaired by Dr. Douglas W. Losordo, Chief, Cardiovascular Research, Caritas St. Elizabeth’s Medical Center, Boston and Dr. Richard E. Kuntz, Co-director, Center For Clinical Investigation, Brigham and Women’s Hospital, Boston. Other members of the Steering Committee are: Dr. Timothy D. Henry, Director, Clinical Research, Minneapolis Heart Institute Foundation, Abbott Northwestern Hospital, Minneapolis; Dr. Robert D. Simari, Professor of Medicine, Mayo Medical School, Rochester, Minnesota; and Dr. Byron Williams, Jr., Chief of the Department of Medicine, Crawford W. Long Hospital of Emory University, Atlanta.

On March 7, 2005, we engaged PPD Development LP (“PPD”) for certain clinical research services related to our GENASIS Phase IIb clinical trial for the treatment of severe angina associated with cardiovascular disease. PPD will provide medical monitoring, data management, biostatistics and final study reporting services. Under the agreement with PPD, we pay for the services as they are provided. We estimate the cost of PPD’s services to be approximately $3.2 million, which may be increased or decreased depending on the actual amount of PPD’s services we utilize and the enrollment period of the GENASIS clinical trial.

There is no assurance that the FDA will permit us to proceed with further clinical trials or that the data from further trials will support a marketing application.

Clinical Trials of Our Product Candidate for Peripheral Artery Disease

Our product candidate for the peripheral artery disease market has completed an early Phase I clinical trial for the treatment of critical limb ischemia. The clinical data from these studies have not been evaluated, and we have not yet prepared a protocol for further clinical trials for this product candidate. In 2005, we expect to consider the possibility of filing a revised protocol investigational new drug amendment for further clinical trials for this product candidate. However, there is no assurance that the data from the initial trial will support further trials or that the FDA will permit further trials to proceed.

Manufacturing

The manufacturing and production of our product candidates must comply with good manufacturing practices (“GMP”) established by the FDA. For Vascular Genetics’ prior clinical trials, the formulated product candidate consisted of a naked plasmid DNA encoding for VEGF-2 that was produced by Human Genome Sciences pursuant to a manufacturing agreement between such parties. In February 2001, the manufacturing agreement was terminated, and Human Genome Sciences and Vascular Genetics entered into an agreement to transition the manufacturing of the VEGF-2 plasmid to another manufacturer.

We believe we have sufficient quantities of the VEGF-2 plasmid to complete our GENASIS Phase IIb clinical trial. In addition, we are negotiating a contract for certain development, optimization, and manufacturing services for our VEGF-2. The manufacturing agreement is expected to be a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease.

Licenses and Intellectual Property

We have established a portfolio of licensed patents and technologies relating to the development and use of the VEGF-2 technology for the gene therapy treatment of cardiovascular disease and vascular disease. We do not own any of the patents or patent applications relating to our core VEGF-2 technology but hold exclusive licenses (through Vascular Genetics Inc.) from Human Genome Sciences and Vical and non-exclusive licenses from Caritas St. Elizabeth’s Medical Center of Boston and Boston Scientific to certain United States patents, pending United States patent applications, and associated non-U.S. patents filings covering aspects of such technology. There is no assurance that any patents applications licensed to us will issue as patents or, if issued, will cover any technology utilized by us.

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

The license agreement with Human Genome Science, as amended by the Third Amendment to the Amended and Restated License Agreement dated March 21, 2005, requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial no later than December 31, 2004 (this milestone has been satisfied);

•	if both a Phase II and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than six months after the end of the Phase II meeting, but no later than December 31, 2006; and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

In addition to amending the milestone requirements specified above and removing a prior milestone of having an official end of Phase II meeting with the FDA no later than March 31, 2006, the Third Amendment extends the licensed field of use to include the treatment of diabetic neuropathy.

In the event we fail to meet any of the above milestones, Human Genome Sciences may immediately terminate the license if, after Human Genome Sciences gives notice to us, we still fail to meet the milestone within 60 days after such notice. In addition, if Human Genome Sciences terminates the license for failure to meet any milestone, we must grant Human Genome Sciences an exclusive license to all data and information generated by us under the agreement to develop, use and sell products.

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

Vical License for Gene Therapy Delivery Methods

In February 2000, Vascular Genetics obtained an exclusive, worldwide license from Vical Incorporated to develop, make, use and sell products using VEGF-2 and covered by certain patents and patent applications owned by Vical, relating to gene therapy delivery methods and the administration of the drug formulation, for the treatment or prevention of disease in humans using gene therapy.

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

Boston Scientific Development Agreement

In July 2003, Corautus and Boston Scientific Corporation entered into a development agreement, which the parties amended in July 2004. Pursuant to the development agreement, as amended, we are required to design and sponsor clinical trials and research and development activities, in the United States and other jurisdictions for which the parties agree, for products using VEGF-2 with an injection catheter or hypodermic needle for the treatment of cardiovascular or vascular disease. In this regard, we have agreed to use commercially reasonable efforts to initiate a Phase IIb trial not later than December 31, 2004 (which was satisfied), initiate a Phase III clinical trial, if needed, not later than September 30, 2006, and file a marketing application for at least one product no later than December 31, 2009.

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

Boston Scientific Distribution Agreement

In July 2003, Corautus and Boston Scientific Corporation entered into a distribution agreement. Pursuant to the distribution agreement, we have granted Boston Scientific the exclusive right to market, distribute and sell our VEGF-2 products worldwide, if and when such products receive regulatory approval in each jurisdiction.

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

Boston Scientific Patent Sublicense Agreement

Through Vascular Genetics Inc., we hold a non-exclusive license from Caritas St. Elizabeth’s Medical Center of Boston, Inc. under certain patents relating to the injection of a gene into ischemic tissue. Pursuant to a patent sublicense agreement, we have granted a sublicense of our rights to Boston Scientific and have agreed not to issue other sublicenses of such rights to any third parties. In turn, Boston Scientific has granted a non-exclusive, non-sublicensable and royalty-free sublicense of such rights back to us.

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

We initiated our GENASIS Phase IIb clinical trial on August 31, 2004 to further evaluate the safety and effectiveness of the percutaneous, catheter-based delivery of our VEGF-2 product candidate for the treatment of severe angina. We anticipate that it will take between three to five years for our VEGF-2 product for severe angina to complete clinical trials and, if the trials are successful, to be approved by the FDA.

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

We are aware of products currently under development by competitors for the treatment of the cardiovascular and vascular diseases targeted by us for our VEGF-2 product development. These include gene therapy treatments using forms of genes and therapeutic proteins. For example, Berlex Laboratories, which is the U.S. affiliate of Schering AG Germany, has previously reported that it has completed a Phase I/II clinical trial for a gene therapy product utilizing the FGF-4 fibroblast growth factor gene for the treatment of coronary artery disease. Berlex Laboratories has also reported that it has begun a Phase IIb/III clinical trial for this product candidate in the United States. However, on January 30, 2004, Berlex Laboratories announced that it has ceased enrollment in its clinical trials, citing that such trials will not provide sufficient evidence of the efficacy to warrant continued enrollment. In addition, on March 2, 2005, GenVec, Inc. announced that it had launched its Phase IIb randomized, placebo-controlled trial of its BIOBYPASS® angiogen, which is a gene therapy product using the VEGF (121) gene for the treatment of coronary artery disease utilizing a viral vector delivery. GenVec expects approximately 15 centers in Europe and Israel to participate in the study. On January 8, 2004, GenVec announced it had entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, regarding its gene therapy products. We will also face competition from entities using other traditional methods, including new drugs and mechanical therapies, to treat cardiovascular and vascular disease.

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

Research and Development Expenses

Research and development expenses totaled approximately $6,593,000, $3,217,000, and $9,067,000 and for the years ended December 31, 2004, 2003 and 2002, respectively.

Employees

At December 31, 2004, we had 17 employees, including five in research and development, five in regulatory, clinical and quality assurance and seven in finance and administration.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union, and we believe that our relations with the employees are generally good.

Collaborative Efforts with Boston Scientific Corporation

On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize VEGF-2 gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was convertible into 1,396,116 shares of common stock as of March 18, 2005, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific has committed to purchasing up to $15 million of convertible debt from Corautus based on achievement of certain milestones, of which $10 million has been closed on by Corautus through three separate financings. The first debt transaction was for $2,500,000 and closed on December 30, 2003; the second debt transaction was for $5,000,000 and closed on July 22, 2004; and the third debt transaction was for

$2,500,000 and closed on September 22, 2004. All of this convertible debt bears interest at the rate of six percent per year and is repayable in five annual payments of interest and principal beginning on the fifth anniversary of the closing of each transaction. In the event of a change of control, as defined in the agreements, the outstanding principal amount of the $10 million convertible debt may, at the option of the holder, be converted into 1,302,039 shares of common stock. Boston Scientific has obtained exclusive rights to market, distribute and sell Corautus’ VEGF-2 gene products, if and when regulatory approval is obtained.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.corautus.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and the information on our website should not be considered part of this document.

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

Risks Significant to Corautus

We are a development stage company with a history of insignificant revenues and significant net losses. Our products are in the developmental stage, and we expect continued net losses for the foreseeable future and may never become profitable.

We are a development stage company, and we have not yet generated significant revenues. From our inception in July 1991 to December 31, 2004, we incurred cumulative losses of approximately $89.8 million, including a net loss of approximately $10.4 million for the year ended December 31, 2004, almost all of which consisted of research and development and general and administrative expenses.

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

Our drug products must undergo exhaustive clinical testing and may not prove to be safe or effective. If any of our proposed products are delayed or fail, we may have to curtail our operations.

There are many reasons that potential drug products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. Although we are conducting a Phase IIb clinical trial, we cannot guarantee that we or the FDA will not suspend or terminate our clinical trial, that adequate numbers of patients can be recruited for our clinical trial, or that the results of our clinical trial will warrant further development. The results of this testing might not demonstrate the safety or efficacy of our product. Even if clinical trials are successful, we might not obtain regulatory approval for our drug products. Preclinical and clinical data can be interpreted in many different ways, and FDA officials could interpret data that we consider promising differently, which could halt or delay our clinical trials or prevent regulatory approval. Finally, even if our product proceeds successfully through clinical trials and receives regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

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

In addition, the license agreements with Human Genome Sciences and Vical contain certain milestones that we must meet in order to maintain these licenses. The milestones relevant to the Human Genome Sciences license are listed above under the heading “Licenses and Intellectual Property.” There is no assurance that we can meet such upcoming milestones in either license or that we can obtain any necessary extensions of the milestones in the future from either Human Genome Sciences or Vical. Our licensors may terminate these licenses if we fail to meet the applicable milestones. If Human Genome Sciences or Vical elects to terminate its license to us, our business and financial condition may be adversely affected, and we may have to curtail or cease operations. Further, if Human Genome Sciences terminates the license to use the VEGF-2 technology for failure to meet the applicable milestones, we must grant Human Genome Sciences a license to all data and information generated by us under the license agreement.

We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

We do not know if or when the GENASIS clinical trial will be completed or future clinical trials will commence. We initiated the Phase IIb GENASIS clinical trial on August 31, 2004 and as of March 18, 2005, 53 patients have been treated.

We need to treat many more patients in the GENASIS clinical trial, and we may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials. The FDA or we may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. Our clinical trials were previously suspended on February 23, 2000 by the FDA, and this clinical hold on our Phase II trial was lifted by the FDA on October 19, 2001. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial.

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

Additionally, pursuant to our license agreement with Human Genome Sciences, we are required to achieve certain milestones relating to our clinical trials. The next milestone under such license requires that if both a Phase II and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than six months after the end of the Phase II meeting, but no later than December 31, 2006. Any delay in our clinical trials may prevent us from achieving future milestones, and there is no assurance that the milestones can be extended. In the event we fail to meet any of the milestones, Human Genome Sciences may immediately terminate our license if we have not met the particular milestone within 60 days of receiving a notice from Human Genome Sciences regarding the failure to satisfy such milestone.

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

We expect to enter into a manufacturing agreement for the production of additional VEGF-2 materials for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease. In the event the manufacturing agreement is not finalized, there are a limited number of contract manufacturers who currently have the capability to produce VEGF-2 on acceptable terms, or on a timely and cost-effective basis. Although we previously engaged in internal production of the product materials for the GENASIS Phase IIb clinical trial, we no longer have any capability to produce our proposed products. There can be no assurance that other manufacturers will be able to successfully produce our proposed products on acceptable terms, or on a timely or cost-effective basis. There can also be no assurance that manufacturers will be able to manufacture our products in accordance with our product specifications.

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

We are dependent on third party collaborators to design and conduct our clinical trials. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners are deemed by the FDA or others as having a conflict of interest with the clinical trial, withdraw support for our programs or proposed products or otherwise impair their development, our business could be negatively affected.

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

We may enter into agreements with third parties to use VEGF-2 for experimental treatments, which if unsuccessful could result in damaging our reputation and possibly result in incurring a liability.

As we learn more about the benefits and possible uses of VEGF-2, we may enter into agreements or arrangements with third parties to conduct additional experiments and testing of VEGF-2 for other activities. It is possible that these additional activities could result in a negative finding or adverse reaction, which could lead to us incurring a liability for any damage, or harm our reputation and overshadow the possible positive results of our current GENASIS trial.

If we are unable to maintain our listing on the Nasdaq SmallCap Market, our business could be adversely affected, and the liquidity of our common stock would be seriously limited.

Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “VEGF.” To sustain a listing on Nasdaq, we must maintain certain minimum listing requirements, including certain levels of stockholders’ equity. The closing price of our common stock on March 17, 2005 was $4.49 per share. Additionally, Nasdaq may consider, among other things, the amount of public float, nature of business, financial integrity and future outlook of a company in considering whether to de-list a company. If our common stock is de-listed from Nasdaq, it could reduce the liquidity of our common stock, decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 is expected to become effective for our fiscal year ending December 31, 2005.

In addition, in our system of internal controls we may rely on the internal controls of third parties. In our evaluation of our internal controls, we will consider the implication of our reliance on the internal controls of third parties. Until we have completed our evaluation, we are unable to determine the extent of our reliance on those controls, the extent and nature of the testing of those controls, and remediation actions necessary where that reliance cannot be adequately evaluated and tested.

Vascular Genetics, which is a wholly-owned subsidiary of Corautus, is a defendant in a pending wrongful death action. An unfavorable settlement or judgment in this action could harm our business and financial condition.

Vascular Genetics has been named as a defendant in a complaint filed in the Superior Court of Suffolk County in the State of Massachusetts alleging wrongful death and product liability claims in connection with the death of a patient enrolled in Vascular Genetics’ clinical trials at St. Elizabeth’s Medical Center of Boston. The complaint alleges, in part, that the deceased patient should have been excluded from Vascular Genetics’ clinical trials because his condition was treatable by conventional revascularization procedures and that the deceased patient did not receive sufficient disclosure of risks and an alleged financial conflict of interest to provide an informed consent to treatment. Vascular Genetics has filed an answer in response to the complaint denying liability and the principal allegations of the complaint. The discovery stage of the litigation is concluding.

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

We depend on clinical trial arrangements with medical institutions to advance our technology, and the loss of these arrangements could impair the development of our products.

We have arrangements with a number of medical institutions for the conduct of our GENASIS clinical trial for our VEGF-2 product. The early termination of any of these clinical trial arrangements or the failure of these institutions to comply with the regulations and requirements governing clinical trials would hinder the progress of our clinical trial program. If any of these relationships are terminated, the clinical trial might not be completed, and the results might not be able to be evaluated.

We face intense competition and must cope with rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and/or our ability to successfully commercialize our proposed products.

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

Delays in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact possible future sales of our products. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

•	product efficacy;

•	price;

•	safety;

•	reliability;

•	availability;

•	patent protection; and

•	sales, marketing and distribution capabilities.

Our competitive position also depends upon our ability to attract and retain qualified personnel, develop proprietary products or processes, and secure sufficient funding for the often-lengthy period between product conception and commercial sales.

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

Product liability may result from harm to patients using our products that was either not communicated as a potential side-effect or was more extreme than communicated. We will require all patients enrolled in our clinical trials to sign consents, which explain the risks involved with participating in the trial. The consents, however, provide only a limited level of protection, and product liability insurance will be required. Additionally, we indemnify the clinical centers and related entities in connection with losses they may incur through their involvement in the clinical trials. We may not be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities.

Our business, financial condition and results of operations could suffer as a result of future strategic acquisitions and investments.

We may engage in future transactions, capital raising initiatives or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, debt or significant expense. From time to time, in the ordinary course of business, we may evaluate potential transactions, capital raising initiatives or investments with related businesses, products or technologies. We may not be successful with any strategic transactions, capital raising initiatives or investment. Any future transactions, capital raising initiatives or investment could harm our business, financial condition and results of operations.

Our stockholders may be diluted by the exercise of outstanding stock options or other issuances of our common stock.

We have a significant number of shares of common stock underlying outstanding options. Many of the shares of common stock for which our outstanding stock options are exercisable are, once they have been purchased, eligible for immediate sale in the public market. Issuance of common stock or the exercise of stock options would dilute existing investors.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile and an investment in our common stock could decline in value.

The market prices for securities of pharmaceutical and biotechnology companies in general, have been highly volatile and may continue to be highly volatile in the future. The market price of our common stock has been and may continue to be volatile based on the following factors, in addition to other risk factors described herein and in light of the low volume of trades in our common stock:

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

We have a low volume of daily trades in our common stock on the Nasdaq SmallCap Market. For example, the daily trading volume in our common stock on the Nasdaq SmallCap Market over the fifteen day trading period prior to the filing of this annual report was less than 21,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

ITEM 2. PROPERTIES

We currently lease approximately 4,000 square feet of administrative offices in the Advanced Technology Development Center in Atlanta, Georgia. The lease for this office expires in April 2005 and has consecutive 90 day renewals at our option.

We also currently lease approximately 2,200 square feet of laboratory and office space in San Jose, California. The lease for this space expires in July 2006.

We believe that our current leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Susan Darke, individually and as Executrix of the Estate of Roger J. Darke v. Estate of Dr. Jeffrey Isner, et al., Suffolk Superior Court, Suffolk County Massachusetts (Case No. SUCV2002-02194). Vascular Genetics has been named as a defendant in the above titled action, alleging that Vascular Genetics is liable for intentional battery, wrongful death, gross negligence, intentional infliction of emotional distress, product liability, deceit/intentional misrepresentation/fraud in the inducement, and loss of consortium. The complaint does not state a specific dollar amount for the damages sought by the plaintiff. However, pursuant to a letter required by Massachusetts law to be delivered to the defendants, the plaintiff demanded $5,000,000. Subsequent to such letter, the plaintiff has offered to settle this matter for $947,000. Vascular Genetics believes it has insurance coverage for any amounts that may be awarded in this action. This litigation is concluding its discovery stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, are the names, ages and positions of our executive officers along with their business experience during the past five years. Unless otherwise indicated, the information set forth is as of December 31, 2004. The age of each officer listed is as of the date of the filing of this report. Unless otherwise indicated, all of our executive officers have served continuously since the dates indicated. There are no family relationships among the officers.

Name, Age and Position with the Company	Dates Elected or Appointed
Richard E. Otto, Age 55
Chief Executive Officer	February 7, 2003
President	April 11, 2003 (1)

Robert T. Atwood, Age 65
Executive Vice President	October 13, 2003
Chief Financial Officer and Secretary	February 7, 2003 (2)

Yawen Chiang, Age 54
Senior Vice President- Research and Development	August 1, 2001
Chief Scientific Officer	February 7, 2003 (3)

Jack W. Callicutt, Age 38
Vice President- Finance and Administration, Chief Accounting Officer, and Assistant Secretary	September 1, 2003 (4)

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

(2)	Robert T. Atwood is our Chief Financial Officer, Executive Vice President, Secretary and Director and has served as Chief Financial Officer and Secretary since the merger between GenStar and Vascular Genetics in February 2003. Mr. Atwood became Executive Vice President in October 2003 and director in November 2003. Prior to the merger, he served as Chief Financial Officer of Vascular Genetics since January 2002. Prior to joining Vascular Genetics, Mr. Atwood served for 10 years as Executive Vice President and Chief Financial Officer of First Union Corporation. Prior to working with First Union, Mr. Atwood was a partner in the international accounting firm of Deloitte & Touche, having spent 28 years serving clients and in administrative positions in Atlanta, the District of Columbia, and New York. Throughout his career, Mr. Atwood has served on numerous professional association and industry committees. He was appointed to the President’s Price Advisory Committee to the Council on Wage and Price Stability from 1978 to 1980 and to the Investment Policy Advisory Committee to the United States Trade Representative from 1984 to 1987. In addition, Mr. Atwood has served on the board of trustees of many educational, cultural, and charitable activities. In 2001, Mr. Atwood received the Spirit of Giving Award from the Mint Museum of Art and the Royal and Sun Alliance Company in Charlotte, North Carolina. Mr. Atwood graduated from the University of San Diego in 1962 and in May 2001 was awarded the Author E. Hughes Career Achievement Award by the University of San Diego School of Business Administration.
(3)	Yawen L. Chiang, Ph.D., joined Corautus as Senior Vice President, Research & Development in August 2001. In February 2003, Dr. Chiang became Chief Scientific Officer of Corautus. Dr. Chiang has twenty-one years of research and development experience in the biotechnology and pharmaceutical industries. Dr. Chiang has had experience with numerous gene therapy clinical trials and has published many articles in the field of gene therapy. She is named as inventor on several issued or pending patent applications including the 1999 issued patent on “Vectors for Tissue Specific Replication.” From February 1998 to August 2001, Dr. Chiang was Site Director for the Aventis/Gencell Research Center in Hayward, California where she was responsible for research and project management, alliance and collaboration management, and technology transfer. Prior to Aventis/Gencell, she was Vice President, Preclinical Studies at Novartis/Genetic Therapy Inc. for ten years. She was the principal investigator on numerous collaborative research and development agreement programs and received SBIR Phase I and II grants. She also has considerable experience with gene therapy clinical production. Dr. Chiang received a B.S. in Medical Technology, Allied Health, from the University of Maryland, an M.A. in Health Care Administration from Central Michigan University and both an M.S. in Biochemistry and a PhD in Genetics from George Washington University.
(4)	Jack W. Callicutt has served as Vice President, Finance and Administration, Chief Accounting Officer and Assistant Secretary since September 2003. Prior to joining Corautus, Mr. Callicutt spent 14 years with Deloitte & Touche, the last six years as an audit senior manager. Mr. Callicutt is a Certified Public Accountant and graduated, with honors, from Delta State University in 1989 with degrees in Accounting and Computer Information Systems.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “VEGF.” Prior to October 13, 2004, our common stock was traded on the American Stock Exchange under the symbol “CAQ.” As of March 17, 2005, there were approximately 537 registered holders of record of common stock.

On February 5, 2003, we completed a merger with Vascular Genetics, pursuant to which 5,320,166 shares of our common stock were issued to stockholders of Vascular Genetics. In connection with the merger, 556,904 shares of Corautus common stock were reserved for potential indemnity obligations payable to former Vascular Genetics stockholders, of which 13,576 shares were issued in September 2004 resulting from claims asserted against Corautus under the indemnity provisions of the merger agreement. Corautus recorded an expense in the third quarter of 2004 of $77,655 representing the fair value of the 13,576 shares computed in accordance with the merger agreement. Further, in connection with the merger, the outstanding shares of our Series B preferred stock were converted into 287,274 shares of our common stock. On March 7, 2003, the outstanding shares of our Series A preferred stock were converted into 832,857 shares of our common stock. As of December 31, 2004 there were outstanding options to purchase 2,691,136 shares of our common stock and warrants to purchase 1,350,965 shares of our common stock. There are 2,000 shares of our Series C preferred stock outstanding.

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

The following table shows for the periods indicated the high and low closing prices for our common stock on the Nasdaq market from October 13, 2004 forward and on the American Stock exchange for periods prior to October 13, 2004.

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2003:
First Quarter	$3.57	$1.33
Second Quarter	$3.55	$1.27
Third Quarter	$6.36	$2.82
Fourth Quarter	$6.20	$4.34
FISCAL YEAR ENDED December 31, 2004:
First Quarter	$7.51	$4.50
Second Quarter	$6.67	$5.35
Third Quarter	$6.72	$4.97
Fourth Quarter	$6.00	$4.78
FISCAL YEAR ENDED December 31, 2005:
First Quarter (through March 17, 2005)	$5.74	$4.49

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young LLP’s report on our consolidated financial statements for the three years ended December 31, 2004, and for the period from July 1, 1991 (inception) to December 31, 2004, appears elsewhere herein. The financial data for all other periods and dates have been derived from consolidated audited financial statements of Corautus that are not included in this annual report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

						Period from July 1, 1991 (inception) to Dec. 31, 2004
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share data)
Statements of Operation Data:
Net revenues	$83	$35	$1,120	$301	$162	$2,660
Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	6,593	3,217	9,067	8,624	6,414	42,061
General and administrative	3,681	7,939	3,670	3,539	2,374	23,367
Write-off of acquired in-process technology	—	17,295	—	—	1,655	24,405
Write-off of property and equipment	—	1,946	636	12	—	2,594
Total costs and expenses	10,274	30,397	13,373	12,175	10,443	93,249
Loss from operations	(10,191)	(30,362)	(12,253)	(11,874)	(10,281)	(90,589)
Other income (expense)	10	19	75	10	(12)	95
Interest expense	(452)	(123)	(462)	(459)	(230)	(2,391)
Interest income	251	58	586	1,228	913	3,087
Net loss	$(10,382)	$(30,408)	$(12,054)	$(11,095)	$(9,610)	$(89,798)
Basic and diluted net loss per share	$(0.79)	$(3.31)	$(3.54)	$(3.36)	$(3.20)
Weighted average shares outstanding	13,140	9,196	3,408	3,301	3,001

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$22,626	$6,751	$2,061	$15,379	$20,343
Total assets	26,015	10,534	10,621	21,102	24,444
Long-term debt and capital lease obligations, net of current portions	10,329	2,500	506	695	2,585
Lease settlement obligation, net of current portion	1,079	1,815	—	—	—
Shareholders’ equity	11,232	2,491	6,097	17,785	20,183

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

From December 2003 through December 2004, we raised gross proceeds of approximately $21,000,000 through private sales of our common stock and warrants. From July 2003 through December 2004, we also have received $20,000,000 in equity, license revenues and convertible debt from our alliance with Boston Scientific. Since we have no significant revenues at this time, we must raise funds either from equity or loans. We expect that the remaining costs of our GENASIS Phase IIb clinical trial for severe angina subsequent to 2004, including research and development and general and administration costs but not including the costs of manufacturing the VEGF-2 for Phase III and commercialization, will be approximately $30,000,000 to $35,000,000; however, additional costs may be associated with any material changes in protocol or conduct of the clinical trial. Subsequent trials needed prior to the receipt of commercial revenues, if ever achieved, will cost additional substantial sums of money. Additionally, the implementation of plans to file a protocol and conduct of Phase II clinical trial for peripheral artery disease would increase our expenditures.

We believe that our existing capital resources will be sufficient to support our current operating plan through 2005. We will need to raise substantial additional capital to fund our planned operations, and we are continuing our efforts to raise additional funds at the present time.

Looking ahead, the most critical component to our current business plan is successfully completing the Phase IIb clinical trial for our product candidate for the treatment of severe angina related to coronary artery disease. Prior to the completion of our merger with Vascular Genetics, Vascular Genetics had already completed Phase I/IIa clinical trials for this product utilizing a surgical procedure and a randomized, placebo-controlled Phase I/IIa clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/IIa clinical trials provided preliminary data that we believe supports the safety of the product candidate and its delivery method. In the clinical trial process, the next step is a later Phase II, or Phase IIb, clinical trial to further evaluate the safety and effectiveness of this product candidate. We initiated the GENASIS Phase IIb clinical trial on August 31, 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued liabilities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued Liabilities

As part of the process of preparing our financial statements, we are required to estimate expenses that we believe we have incurred, but have not yet been billed for. This process involves identifying services and activities that have been performed by third-party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue based on estimates we make include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of material for planned clinical trials and commercial use. We must sometimes estimate the date on which certain services commence and/or the level of services performed on or before a given date and the cost of such services. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with U. S. generally accepted accounting principles.

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

Results of Operations

Revenues

We have generated revenues to date of $2,660,000 from contract research agreements and grants. Total revenues for the years ended December 31, 2004, 2003 and 2002 were approximately $83,000, $35,000, and $1,120,000, respectively. Revenues for the year ended December 31, 2004 and 2003, were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. For the year ended December 31, 2002, $870,000 of revenue was from a research grant and $250,000 was contract revenue from a research agreement with a corporate partner. We do not anticipate revenues from product sales for at least three to five years. Product revenues are contingent on the success of our clinical trials.

Research and Development and Acquired In-Process Technology

Research and development expenses increased $3,376,000 to $6,593,000 for the year ended December 31, 2004 compared to approximately $3,217,000 for the year ended December 31, 2003. The increase in research and development expenses for the year ended December 31, 2004 was primarily due to expenditures made preparing for and beginning the GENASIS Phase IIb clinical trial for the treatment of severe angina. Research and development expenses in 2004 primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates for a planned Phase III clinical trial and commercialization use, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses.

Research and development expenses decreased $5,850,000 to $3,217,000 for the year ended December 31, 2003 compared to approximately $9,067,000 for the year ended December 31, 2002. The decrease in research and development expenses for the year ended December 31, 2003 was due to an overall decrease in research and development activity. Research and development expenses primarily consist of costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, compensation and other expenses related to research and development personnel, research supplies, contract research services and facilities expenses. As Corautus focused its efforts in the cardiovascular area, we curtailed virtually all spending on other research and development activities that had been previously occurring. The charge of approximately $17,295,000 for the write-off of acquired in-process technology related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization because there were significant required regulatory approvals remaining.

In 2003, we completed the manufacturing of the VEGF-2 materials and believe that we have all of the VEGF-2 material expected to be needed through the Phase IIb clinical trial.

During the year ended December 31, 2002, research and development activities consisted primarily of research for the MAX-AD, DUAL-AD and lentiviral systems. The majority of the research and development costs related to pre-clinical research in these programs areas. Additionally, research and development expense included costs related to the Phase I clinical trial for the FVIII MAX-AD program, in which one patient was treated. Research on the MAX-AD, DUAL-AD and lentiviral systems was suspended early in 2003. Thus, research costs for those programs were not significant in 2003.

We estimate that it will take between three to five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and Administrative Expenses

General and administrative expenses decreased $4,258,000 for the year ended December 31, 2004 to approximately $3,681,000 compared to approximately $7,939,000 for the year ended December 31, 2003. General and administrative expenses increased $4,269,000 for the year ended December 31, 2003 to approximately $7,939,000 compared to approximately $3,670,000 for the year ended December 31, 2002.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. In 2003, we settled a lease obligation for approximately $3,400,000 in cash and stock, which was incurred when we terminated a lease on a manufacturing facility, which would have run eight more years and had minimum payments of approximately $16,500,000. The majority of the remaining increase in 2003 over 2004 and 2002 in general and administrative expenses related to legal fees, severance and other costs associated with relocating Corautus’ principal offices to Atlanta, Georgia from San Diego, California. We expect the number of financial and administrative employees to remain relatively constant in 2005 and for general and administrative costs to remain relatively consistent with 2004 amounts.

Write-off of Property and Equipment

There were no write-offs of property and equipment in 2004. The write-off of property and equipment of approximately $1,946,000 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations. The write-off of property and equipment of approximately $636,000 in 2002 related to the disposal of equipment with no future use as a result of Corautus’ change in focus relating to the merger with Vascular Genetics and certain leasehold improvements resulting from vacating the Altman Row facility.

Interest Income and Expense

Interest income increased $193,000 for the year ended December 31, 2004 to approximately $251,000 compared to approximately $58,000 for the year ended December 31, 2003. Interest income decreased $528,000 for the year ended December 31, 2003 to approximately $58,000 compared to approximately $586,000 for the year ended December 31, 2002. The increase in interest income for 2004 over 2003 is due to increased cash and cash equivalents and short-term investments in 2004 due to the receipt of proceeds from the sale of common stock and warrants and from the issuance of convertible debt. The decrease in interest income for 2003 compared to 2002 is due to the decline in our cash, cash equivalents and short-term investments balances during 2003.

Interest expense increased $329,000 for the year ended December 31, 2004 to approximately $452,000 compared to approximately $123,000 for the year ended December 31, 2003. Interest expense decreased $338,000 for the year ended December 31, 2003 to approximately $123,000 compared to approximately $461,000 for the year ended December 31, 2002. Interest expense increased in 2004 due to the interest expense on the convertible debt from Boston Scientific. Interest expense decreased in 2003 compared to 2002 due to a decrease in amortization of deferred financing costs and lower average debt and capital lease obligations balances.

Liquidity and Capital Resources

From inception through December 31, 2004, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $11,400,000 in convertible debt offerings, $45,500,000 in private equity financings, $8,100,000 in net proceeds from the Boston Scientific Corporation investment and received equity funding of $14,900,000 related to our relationship with Baxter Healthcare.

Net cash used by operating activities in 2004 was approximately $9,818,000 and primarily consists of expenditures for research and development and general and administrative expenses. Net cash used in investing activities of $24,093,000 during 2004 consists of the net purchase of short-term investments and sale of property and equipment net of purchases of such. Net cash provided by financing activities of $25,371,000 during 2004 consists of net proceeds from the private placements of common stock and warrants of $17,991,000, proceeds from convertible notes payable to Boston Scientific Corporation of $7,500,000, and proceeds from the issuance of common stock from the exercise of warrants and options of $225,000 reduced by payments on capital leases of $345,000.

As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $24,500,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through 2005. We will need to raise substantial additional capital to fund our planned operations. We will be seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2004:

	Payments due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$10,329,000	$—	$—	$4,311,000	$6,018,000
Capital lease obligation	32,000	32,000	—	—	—
Operating lease	56,000	35,000	21,000	—	—
Lease settlement obligation	1,815,000	736,000	1,079,000	—	—

Total	$12,232,000	$803,000	$1,100,000	$4,311,000	$6,018,000

New Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. We may either apply the provisions of the statement for its first quarter 2005 financial statements or apply the provisions in the statement effective July 1, 2005 and restate the year-to-date period in 2005 in its third quarter 2005 financial statements. We will adopt SFAS No. 123R in the third quarter of 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in the pro forma information in Note 1—Stock Based Compensation in the Notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction-rate securities, commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2004 was less than two months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE ITEM 15. “Exhibits and Financial Statement Schedules.”

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Compensation of Directors and Executive Officers,” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain of the information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information:

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders(1)	2,691,136	$4.10	1,882,972
Equity Compensation Plans Not Approved by Securityholders(2)	235,854	$4.35	240,304

TOTAL	2,926,990	$4.12	2,123,276

Notes to Equity Compensation Plan Information Table

(1)	Consists of the Urogen Corp. 1995 Director Option Plan (the “1995 Director Plan”), the Urogen Corp. 1995 Stock Plan (the “1995 Plan”), the Urogen Corp. 1999 Stock Plan (the “1999 Plan”), the Employee Stock Purchase Plan and the Corautus Genetics Inc. 2002 Stock Plan (the “2002 Plan”). The entire 142,857 shares of common stock authorized for issuance under the Employee Stock Purchase Plan have been included in column (c). Under the 2002 Plan, the number of shares authorized to be issued under the plan includes an annual increase to be added on the first day of our fiscal year beginning in 2005, equal to the lesser of (A) 300,000 shares, (B) 2% of our then outstanding shares, or (C) a lesser amount determined by the board. The amount of the increase in the 2002 Plan for 2005 was 291,780 shares. (Column (c) does not include this increase). Under the 1995 Plan, 1995 Director Plan, and the 1999 Plan, annual increases to the number of shares authorized to be issued were also determined by formulas, but those plans were terminated and therefore such formulas are no longer in effect after 2003. The 52,153 shares remaining in the 1995 Plan, 1995 Director Plan and 1999 Plan that were reserved but unissued are available for future grant under the 2002 Stock Plan. In addition, shares returned to the 1995 Plan, the 1995 Director Plan and the 1999 Plan as a result of termination, cancellation or expiration of options are available for future grant under the 2002 Stock Plan.

(2)	We have issued the following warrants to purchase common stock which were approved by the board of directors, but were not required to be approved by the stockholders:

•	In December 2003, we issued a warrant to purchase 22,067 shares of common stock in consideration for a finder’s fee to The Walters Group. The warrant is fully vested and is exercisable for five years at an exercise price of $1.00 per share.

•	In November 2003, we issued a warrant to purchase 100,000 shares of common stock in consideration for settlement and release of claims to PMSI Barnes Canyon, LLC. The warrant is fully vested and is exercisable for seven years at an exercise price of $4.50 per share.

•	In May 2003, we issued two warrants to purchase 35,716 shares of common stock each in consideration for services to two employees. The warrants are fully vested and are exercisable for ten years at an exercise price of $1.30 per share.

•	In March 2003, we granted the Chief Executive Officer, in his capacity as a member of the board of directors of Corautus, the authority to commit on behalf of Corautus and to grant awards of common stock, common stock options or warrants for common stock from an authorized pool of 350,000 shares to third party vendors, consultants or advisors to secure or retain their services, subject to stated conditions and limitations. Pursuant to this authority, warrants to purchase 101,000 shares of common stock have been issued and 8,696 shares of common stock have been issued. Of the warrants issued to purchase 101,000 shares of common stock, a warrant to purchase 100,000 shares of common stock has been exercised, and a warrant to purchase 1,000 shares of common stock remains outstanding.

•	In June 2002, we issued two warrants to purchase 14,285 and 7,142 shares of common stock, respectively, to a service provider. The warrant for 14,285 shares is exercisable for three years at an exercise price of $3.15 per share. The warrant for 7,142 shares was exercisable for six months at an exercise price of $3.15 and expired unexercised in January 2003.

•	In October 2001, we issued a warrant to purchase 12,785 shares of common stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $16.45 per share.

•	In August 2000, we issued a warrant to purchase 14,285 shares of common stock to Baxter Healthcare in exchange for a guarantee of our note payable. The warrant is fully vested and is exercisable for five years at an exercise price of $14.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Proposal 3 - Ratification of Re-Appointment of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Index to Financial Statements

1.	Historical Financial Statements

Page
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002 and the period from July 1, 1991 (inception) to December 31, 2004	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 1991 (inception) to December 31, 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 and the period from July 1, 1991 (inception) to December 31, 2004	F-11

Notes to Consolidated Financial Statements	F-12

2.	Schedules to Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated as of September 12, 2002, by and among GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	09/16/02

2.2	Amendment to Agreement and Plan of Reorganization, dated as of November 26, 2002, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	S-4/A*	12/19/02

2.3	Second Amendment to Agreement and Plan of Reorganization, dated as of February 5, 2003, between GenStar Therapeutics Corporation, Genesis Acquisition Corporation and Vascular Genetics Inc.	8-K	2/14/03

2.4	Escrow Agreement, dated as of December 18, 2002, among GenStar Therapeutics Corporation, Genesis Acquisition Corporation, Vascular Genetics Inc., Century Capital Associates LLC and U.S. Bank Trust National Association	10-K	03/28/03

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
3.1	Restated Certificate of Incorporation			X

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	10-KSB	03/30/00

3.3	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.4	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.5	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series A Preferred Stock	S-4/A*	12/19/02

3.7	Amended and Restated Certificate of Designation of Preferences and Rights of Series B Preferred Stock	S-4/A*	12/19/02

3.8	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock	S-4/A*	12/19/02

3.9	Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q	08/14/03

3.10	Second Amended and Restated Bylaws			X

4.1	Investor Rights Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

4.2	First Amendment to the Investor Rights Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A*	12/19/02

4.3	Investor Rights Agreement, dated July 30, 2003, between Corautus and Boston Scientific Corporation	10-Q	08/14/03

10.1	Form of Indemnification Agreement	10-Q	08/16/04

10.2	Separation Agreement and General Release of Claims, dated April 4, 2003, by and between Corautus Genetics Inc. and Robert E. Sobol, M.D.	10-Q	05/14/03

10.3	Employment Agreement, dated February 4, 2005, by and between Corautus Genetics Inc. and Richard E. Otto	8-K	02/10/05

10.4	Employment Agreement, dated February 4, 2005, by and between Corautus Genetics Inc. and Robert T. Atwood	8-K	02/10/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.5	Retention Agreement, dated April 15, 2003, by and between Corautus Genetics Inc. and Carin D. Sandvik	10-Q	08/14/03

10.6	Employment Letter, dated August 27, 2003, by and between Corautus Genetics Inc. and Jack W. Callicutt	10-Q	11/13/03

10.7	Employment Letter, dated August 26, 2003, by and between Corautus Genetics Inc. and Nina Vincent Sewell	10-Q	11/13/03

10.8	Amendment to Employment Letter, dated June 29, 2004, by and between Corautus Genetics Inc. and Nina Vincent Sewell	10-Q	08/16/04

10.9	Employment Letter, dated September 22, 2003, by and between Corautus Genetics Inc. and Yawen Chiang	10-Q	11/13/03

10.10	Investment Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation.	10-Q	08/14/03

10.11	Loan Agreement, dated July 30, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation.	10-Q	08/14/03

10.12	First Amendment to Loan Agreement, dated December 29, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation	10-K	03/30/04

10.13	Second Amendment to Loan Agreement, dated July 22, 2004, by and among Corautus Genetics Inc., Vascular Genetics Inc., and Boston Scientific Corporation	10-Q	08/16/04

10.14	Senior Convertible Promissory Note issued on December 29, 2003, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-K	03/30/04

10.15	Senior Convertible Promissory Note issued on July 22, 2004, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-Q	08/16/04

10.16	Senior Convertible Promissory Note issued on September 22, 2004, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-Q	11/12/04

10.17	Development Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.18	First Amendment to Development Agreement, dated July 22, 2004, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/16/04

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.19	Distribution Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.20	Sub-Lease Agreement with Sidney Kimmel Cancer Center, dated April 12, 2000, for property located at 10835 Altman Row, San Diego, California	S-4/A*	12/19/02

10.21	Amended and Restated License Agreement, dated February 28, 2001, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.22	First Amendment to Amended and Restated License Agreement, dated October 10, 2002, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.23	Second Amendment to Amended and Restated License Agreement, dated April 26, 2004, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	04/30/04

10.24	Third Amendment to Amended and Restated License Agreement, dated March 21, 2005, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.			X

10.25	License Agreement, dated February 24, 2000, by and between Vascular Genetics Inc. and Vical Incorporated.	10-Q	05/14/03

10.26	Employee Stock Purchase Plan	10-KSB	03/29/02

10.27	Settlement Agreement and Release, dated November 7, 2003, by and between Corautus Genetics Inc. and PMSI Barnes Canyon, LLC	10-Q	11/13/03

10.28	Common Stock and Warrant Purchase Agreement, dated December 19, 2003, between Corautus Genetics Inc. and the investors therein named.	S-3**	1/27/04

10.29	Common Stock and Warrant Purchase Agreement, dated January 8, 2004, between Corautus Genetics Inc. and the investors therein named.	S-3**	1/27/04

10.30	Common Stock and Warrant Purchase Agreement, dated March 3, 2004, between Corautus Genetics Inc. and the investors therein named	10-K	03/30/04

10.31	Common Stock and Warrant Purchase Agreement, dated March 5, 2004, between Corautus Genetics Inc. and the investors therein named	10-K	03/30/04

10.32	Common Stock and Warrant Purchase Agreement, dated July 7, 2004, between Corautus Genetics Inc. and the investors therein named.	10-Q	08/16/04

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.33	Form of Subscription Agreement entered into between Corautus Genetics Inc. and each of Richard E. Otto, Robert T. Atwood, James C. Gilstrap, Dr. Ivor Royston, John R. Larson, Eric N. Falkenberg, Ronald Merriman, Victor W. Schmitt, Dr. F. Richard Nicol, Daniel Pharand, Dr. Richard A. Schatz, Jack W. Callicutt, and Robert E. Tritt, dated May 10, 2004.	10-Q	08/16/04

10.34	Corautus Genetics Inc. 2002 Stock Plan, as amended and restated	10-Q	08/16/04

10.35	Master Services Agreement dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.			X

10.36	Project Addendum dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.			X

10.37	Agreement for the Transfer of Sponsors Obligations dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.			X

21.1	Subsidiaries of Corautus Genetics Inc.	10-K	03/30/04

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm			X

24.1	Power of Attorney (included with signature page hereto)			X

31.1	Section 302 Certification of Chief Executive Officer			X

31.2	Section 302 Certification of Chief Financial Officer			X

32.1	Section 906 Certification of Chief Executive Officer			X

32.2	Section 906 Certification of Chief Financial Officer			X

*	Form S-4/A file no. 333-101606
**	Form S-3 file no. 333-112239

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2005.

CORAUTUS GENETICS INC.
A Delaware Corporation

By:	/s/ Robert T. Atwood
Robert T. Atwood
Executive Vice President, Chief Financial Officer, Secretary and Director

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Otto, Robert T. Atwood and Jack W. Callicutt, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2004, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 22, 2005.

Signatures	Title
/s/ Richard E. Otto Richard E. Otto	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Robert T. Atwood Robert T. Atwood	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Secretary, and Director

/s/ Jack W. Callicutt Jack W. Callicutt	Vice President of Finance and Administration (Principal Accounting Officer), Chief Accounting Officer & Assistant Secretary

/s/ James C. Gilstrap James C. Gilstrap	Chairman of the Board of Directors

/s/ Eric N. Falkenberg Eric N. Falkenberg	Director

/s/ John R. Larson John R. Larson	Director

/s/ Ronald L. Merriman Ronald L. Merriman	Director

/s/ F. Richard Nichol F. Richard Nichol	Director

/s/ Ivor Royston, M.D. Ivor Royston, M.D.	Director

/s/ Victor W. Schmitt Victor W. Schmitt	Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corautus Genetics Inc.

We have audited the accompanying consolidated balance sheets of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation) (a development stage enterprise) (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 and for the period from July 1, 1991 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corautus Genetics Inc. (a development stage enterprise) at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and for the period from July 1, 1991 (inception) to December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 22, 2005

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$371,882	$8,911,994
Short term investments	24,115,000	—
Accounts receivable	63,645	39,249
Other current assets	651,691	644,901

Total current assets	25,202,218	9,596,144
Property and equipment, net	92,832	184,338
Restricted cash	680,901	680,901
Other assets	38,705	72,652

	$26,014,656	$10,534,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255,910	$380,998
Accrued employee benefits	112,490	83,917
Other accrued liabilities	355,932	792,900
Capital lease obligation, current portion	31,695	376,265
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	736,378	1,128,189

Total current liabilities	2,575,738	2,845,602
Notes and interest payable, net of current portion	10,329,477	2,500,000
Lease settlement obligation, net of current portion	1,078,910	1,815,289
Deferred revenue, net of current portion	798,611	881,944
Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, no shares issued and outstanding	—	—
Series B Preferred Stock, no shares issued and outstanding	—	—
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000 prior to any distribution to holders of Series A Preferred Stock and holders of Common Stock	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951 prior to any distribution to holders of Series A Stock and holders of Common Stock	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 14,588,997 and 10,564,877 shares issued and outstanding, at December 31, 2004 and 2003, respectively	14,589	10,565
Additional paid-in capital	97,288,586	78,169,917
Deficit accumulated during development stage	(86,072,642)	(75,690,669)

Total stockholders’ equity	11,231,920	2,491,200

	$26,014,656	$10,534,035

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2004
	2004	2003	2002
Revenues	$83,333	$34,722	$1,120,438	$2,660,403
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	6,593,395	3,217,327	9,066,519	42,061,465
General and administrative	3,681,173	7,939,065	3,670,159	23,366,699
Write-off of acquired in-process technology	—	17,294,576	—	24,405,005
Write-off of property and equipment	—	1,945,743	636,433	2,594,042

Total costs and expenses	10,274,568	30,396,711	13,373,111	93,249,089

Loss from operations	(10,191,235)	(30,361,989)	(12,252,673)	(90,588,686)
Other income, net	10,101	19,458	74,586	94,887
Interest expense	(451,705)	(123,415)	(461,410)	(2,391,527)
Interest income	250,866	57,800	585,914	3,086,891

Net loss	$(10,381,973)	$(30,408,146)	$(12,053,583)	$(89,798,435)

Basic and diluted loss per share	$(0.79)	$(3.31)	$(3.54)

Number of shares used in the computation of basic and diluted loss per share	13,140,362	9,195,964	3,407,754

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2004

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

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

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

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

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

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

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

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

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

Continued on next page.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	20,720	$21	3,431,393	$3,431	$51,376,821	$—	$(45,282,523)	$—	$—	$(921)	$6,096,829
Issuance of Common Stock for cash upon exercise of options	—	—	132,365	133	86,133	—	—	—	—	—	86,266
Net exercises of warrants for Common Stock	—	—	10,436	10	(10)	—	—	—	—	—	—
Conversion of Preferred stock into Common stock	(18,720)	(19)	1,120,131	1,120	(1,101)	—	—	—	—	—	—
Issuance of options and warrants for services and other	—	—	—	—	724,407	—	—	—	—	—	724,407
Issuance of options at less than fair market value	—	—	—	—	164,490	—	—	—	—	—	164,490
Issuance of Common Stock for Services at $5.75 per share	—	—	8,696	9	49,991	—	—	—	—	—	50,000
Extension of stock option exercise period for terminated employees	—	—	—	—	68,340	—	—	—	—	—	68,340
Issuance of Common Stock and Stock Purchase Warrants for Cash	—	—	541,690	542	2,149,426	—	—	—	—	—	2,149,968
Issuance of Common Stock in connection with Merger	—	—	5,320,166	5,320	15,468,429	—	—	—	—	—	15,473,749
Issuance of Preferred Stock for Cash, net of issuance costs of $915,624	1,385,377	1,385	—	—	8,082,991	—	—	—	—	—	8,084,376
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,408,146)	—	—	—	(30,408,146)
Unrealized loss on short-term investments reclassified into earnings	—	—	—	—	—	—	—	—	—	921	921

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(30,407,225)

Balance at December 31, 2003	1,387,377	$1,387	10,564,877	$10,565	$78,169,917	$—	$(75,690,669)	$—	$—	$—	$2,491,200

Continued on next page.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2004 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2003	1,387,377	$1,387	10,564,877	$10,565	$78,169,917	$—	$(75,690,669)	$—	$—	$—	$2,491,200
Issuance of Common Stock for cash upon exercise of options and warrants	—	—	122,550	122	224,512	—	—	—	—	—	224,634
Net exercises of warrants for Common Stock	—	—	22,003	22	(22)	—	—	—	—	—	—
Issuance of options and warrants for services and other	—	—	—	—	479,000	—	—	—	—	—	479,000
Issuance of options at less than fair market value	—	—	—	—	6,720	—	—	—	—	—	6,720
Extension of stock option exercise period for terminated employees	—	—	—	—	43,992	—	—	—	—	—	43,992
Issuance of Common Stock and Stock Purchase Warrants for Cash, net	—	—	3,812,811	3,813	17,986,879	—	—	—	—	—	17,990,692
Issuance of Common Stock pursuant to indemnification agreement from merger	—	—	13,576	14	77,641	—	—	—	—	—	77,655
Issuance of Common Stock pursuant to lease settlement agreement	—	—	53,180	53	299,947	—	—	—	—	—	300,000
Net loss and comprehensive loss	—	—	—	—	—	—	(10,381,973)	—	—	—	(10,381,973)

Balance at December 31, 2004	1,387,377	$1,387	14,588,997	$14,589	$97,288,586	$—	$(86,072,642)	$—	$—	$—	$11,231,920

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2004
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,381,973)	$(30,408,146)	$(12,053,583)	$(89,798,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	77,655	16,507,514	—	23,560,174
Expenses satisfied via advances from related party	—	—	—	695,557
Depreciation and amortization	215,088	467,173	938,812	3,620,051
Accrued interest satisfied through issuance of Common Stock	—	—	—	40,245
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	154,711	517,240	584,835	2,135,084
Charge related to lease termination settlement	—	3,423,791	—	3,423,791
(Gain) Loss on disposal of property and equipment	(9,091)	1,945,743	636,433	3,028,507
Amortization of debt discount and loan fee	—	45,049	270,296	1,261,297
Deferred rent	(13,160)	(539,354)	224,225	—
Deferred revenue	(83,333)	965,277	—	881,944
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(24,396)	132,503	464,648	37,496
Other current assets	(6,790)	(295,854)	(74,333)	(651,691)
Other assets	(6,053)	1,837,646	(1,358,884)	(796,273)
Accounts payable	874,912	(1,586,862)	801,432	696,934
Other current liabilities	(20,235)	(371,716)	648,925	742,569
Interest payable	329,477	—	—	329,477
Other long-term liabilities	—	(53,494)	40,334	(13,160)
Lease settlement obligation	(925,000)	—	—	(925,000)
Deferred compensation	—	(154,016)	(347,990)	—

Net cash used in operating activities	(9,818,188)	(7,567,506)	(9,224,850)	(51,731,433)

Cash flows from investing activities:
Purchase of short-term investments	(56,050,000)	(168,899)	(7,006,847)	(101,048,300)
Sale of short-term investments	31,935,000	4,387,840	16,425,890	76,933,300
Purchase of property and equipment	(24,720)	(96,603)	(1,601,811)	(5,691,042)
Proceeds from sale of property and equipment	47,039	162,153	—	209,192

Net cash (used in) provided by investing activities	(24,092,681)	4,284,491	7,817,232	(29,596,850)

Cash flows from financing activities:
Advances from related party	—	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	—	123,820
Proceeds from notes payable	7,500,000	2,500,000	428,518	13,415,292
Repayment of capital lease and notes payable	(344,569)	(1,319,614)	(831,880)	(3,266,631)
Proceeds from issuance of Common Stock upon exercise of options and warrants	224,634	86,266	67,970	1,265,620
Proceeds from sale of Common Stock, net of issuance costs	17,990,692	2,149,968	—	43,483,420
Proceeds from issuance of Series C Preferred Stock	—	—	—	2,000,000
Proceeds from issuance of Series D Preferred Stock, net of issuance costs	—	8,084,376	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(268)	(3,080)
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash provided by (used in) financing activities	25,370,757	11,500,996	(335,660)	81,700,165

Net increase (decrease) in cash and cash equivalents	(8,540,112)	8,217,981	(1,743,278)	371,882
Cash and cash equivalents, beginning of period	8,911,994	694,013	2,437,291	—

Cash and cash equivalents, end of period	$371,882	$8,911,994	$694,013	$371,882

See Notes 6 and 12 for supplemental cash flow information.

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Corautus Genetics Inc. (the “Company”) is a biopharmaceutical company dedicated to the development of innovative gene transfer therapy products for the treatment of severe cardiovascular and peripheral vascular disease.

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

On February 5, 2003, the Company completed a merger with Vascular Genetics Inc. and concurrently changed the Company’s name from GenStar Therapeutics Corporation to Corautus Genetics Inc. The Company’s focus for the foreseeable future is the clinical development of gene therapy products using a vascular growth factor gene known as Vascular Endothelial Growth Factor 2, or VEGF-2, for the treatment of severe cardiovascular and vascular disease.

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

Certain amounts from previous periods have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on our results of operations or stockholders’ equity.

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. Contract and license revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under research grants or from collaborative research agreements are not refundable, regardless of the success of the underlying research. In July 2003, we received a $1 million payment for a sublicense of certain patents, which we classified as deferred revenue and are amortizing over the estimated remaining life of the patents.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2004 and 2003.

Short-Term Investments

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value based upon quoted market prices, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and are recorded as interest income. For the year ended December 31, 2003, realized gains on available-for-sale securities were $47,759 and realized losses were $63,694. For the year ended December 31, 2002, realized gains on available-for-sale securities were $120,661 and realized losses were $104,186. The Company had no short-term investments at December 31, 2003. As of December 31, 2004, the Company has short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease if shorter. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $78,278, $420,820, and $938,812, respectively.

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

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003, and 2002: a risk-free interest rate of 2.7%, 2.6%, and 4.5%, respectively, a dividend yield of 0% for all periods, a volatility factor of the expected market price of the Company’s common stock of 93%, 95%, and 90%, respectively, and an expected life of the option ranging from two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(10,381,973)	$(30,408,146)	$(12,053,583)
Add: Stock based employee compensation included in net loss	50,712	607,830	47,564
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(1,738,646)	(1,738,624)	(543,981)

Net loss, pro forma	$(12,069,907)	$(31,538,940)	$(12,550,000)

Basic and diluted loss per share, as reported	$(0.79)	$(3.31)	$(3.54)
Basic and diluted loss per share, pro forma	$(0.92)	$(3.43)	$(3.68)

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2004, 2003 and 2002 is equal to net loss per share since the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible debt (as discussed in Note 6), are antidilutive.

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

	2004	2003	2002
Net loss	$(10,381,973)	$(30,408,146)	$(12,053,583)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	—	921	(286,821)

Comprehensive loss	$(10,381,973)	$(30,407,225)	$(12,340,404)

Use of Estimates

The preparation of financial statements in accordance with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. The Company may either apply the provisions of the statement for its first quarter 2005 financial statements or apply the provisions in the statement effective July 1, 2005 and restate the year-to-date period in 2005 in its third quarter 2005 financial statements. The Company will adopt SFAS No. 123R in the third quarter of 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share discussed above.

2. Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2004	2003
Equipment	$389,868	$486,571
Furniture and fixtures	19,723	16,285
Leasehold improvements	—	61,802

	409,591	564,658
Accumulated depreciation	(316,759)	(380,320)

	$92,832	$184,338

During 2003, the Company abandoned its manufacturing facility and moved operations into a smaller facility. As a result of this, all tenant improvements related to the manufacturing facility and certain manufacturing equipment, including equipment under capital leases, and excess furniture and fixtures were identified as having no future use to the Company. A charge of approximately $1,946,000 was recorded in 2003 to write-off the property and equipment, net of estimated salvage value of $200,000. The equipment written off is being marketed by a third party, and as of December 31, 2004, the Company has recovered slightly more than the salvage value that was recorded in 2003.

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

During 2002, the Company financed $672,304 of equipment under a capital lease arrangement. Under the original terms of the lease, the lease expired in February 2002, however the Company was granted an extension of the lease term through June 2002. No additional extension of lease term was requested, and the lease term expired June 30, 2002. Therefore, no additional assets can be financed under this facility.

As discussed above in Note 2, in April 2003, the Company decided to outsource future manufacturing and wrote-off the value of all manufacturing equipment, less an estimated salvage value. Therefore, at December 31, 2004 and 2003, there was no equipment under capital leases recorded. As a result of the write-off and sale of certain of the assets and the lack of payment for a period of time during 2003, the Company was in default under the terms of its capital leases and classified the entire balance as current as of December 31, 2003. Total depreciation expense on assets under capital lease for the three years ended December 31, 2004, 2003 and 2002 was $0, $72,024, and $357,976, respectively.

Capital lease obligations at December 31, 2004 are as follows:

Total minimum obligation in 2005	$32,441
Interest	(746)

Capital Lease obligations at December 31, 2004	$31,695

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

On December 31, 2003, the Company executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into 250,011 shares of common stock, subject to adjustment, and is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, December 31, 2008.

On July 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $5,000,000 from Boston Scientific Corporation. The note is convertible into 675,740 shares of common stock, subject to adjustment. The note is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, July 22, 2009.

On September 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into 376,288 shares of common stock, subject to adjustment. The note is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, September 22, 2009.

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

On February 5, 2003, in connection with the merger with Vascular Genetics, a total of 5,320,166 shares of the Company’s common stock were issued to Vascular Genetics stockholders. Additionally, the Company assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. In connection with the acquisition, the Company also reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders. In September 2004, the indemnity period for the merger ended and Corautus issued an additional 13,576 shares of common stock to the former Vascular Genetics stockholders resulting from claims asserted against Corautus under the indemnity provisions. Corautus recorded an expense in the third quarter of 2004 of $77,655 representing the fair value of the 13,576 shares computed in accordance with the merger agreement. The acquisition was accounted for as a purchase of assets by the Company for financial reporting purposes, in accordance with U. S. generally accepted accounting principles. Pursuant to the Emerging Issues Task Force’s Issue No.

98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Vascular Genetics did not qualify as a business combination under SFAS No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. The value of the in-process research and development was charged to operations upon the close of the merger. The value allocated to acquired workforce of $80,000 is being amortized over two years. Amortization expense in 2004 and 2003 was $40,000 and $36,667, respectively, and is included in general and administrative expenses.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2004, 40,000, 13,000, 17,000 and 1,400,000 shares were designated Series A, Series B, Series C and Series D preferred stock, respectively.

As of December 31, 2004, there were no shares of Series A preferred stock issued and outstanding. Former holders of the Series A preferred stock were not entitled to receive dividends, had a liquidation preference amount of ten dollars ($10.00) per share and had no voting rights. The Series A preferred stock was convertible into common stock on a 143 to 1 basis; provided, however, that no shares were convertible prior to July 8, 2001. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series A preferred stock in which the Series A preferred stock would be convertible at the Company’s option following consummation of the merger with Vascular Genetics. The outstanding shares of Series A preferred stock were converted into shares of common stock on March 7, 2003.

As of December 31, 2004, there were no shares of Series B preferred stock issued and outstanding. The Series B preferred stock was previously issued to Baxter Healthcare in payment for amounts funded by Baxter Healthcare under the Credit Agreement. Total funding under the Development Collaboration Agreement and Credit Agreement was $12,890,000. Previous holders of the Series B preferred stock were not entitled to receive dividends, had a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and holders of common stock and had no voting rights, except for a vote as to whether the Company may issue additional Series B preferred stock. The Series B preferred stock was convertible into common stock upon certain triggering events. A triggering event occurred on June 13, 2001, thus the Series B preferred stock was convertible at Baxter Healthcare’s option. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series B preferred stock in which the Series B preferred stock would convert to common immediately prior to the consummation of the merger with Vascular Genetics. The outstanding shares of Series B preferred stock were converted into shares of common stock on February 5, 2003.

As of December 31, 2004, there were 2,000 shares of Series C preferred stock issued and outstanding. The Company anticipates that Series C preferred stock will be sold only to Baxter Healthcare upon the Company meeting certain specified milestones, referred to as the “Series C Milestones.” Holders of the Series C preferred stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and to holders of common stock and have no voting rights, except as to the issuance of additional Series C preferred stock. Each share of Series C preferred stock becomes convertible into common stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Company’s Developmental Collaboration Agreement with Baxter Healthcare and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C preferred stock is convertible into common stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series C preferred stock in which the Series C preferred stock would be convertible upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement with Baxter Healthcare and (ii) June 13, 2010.

On July 31, 2003, Boston Scientific Corporation made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was initially convertible into the same number of shares of common stock, subject to adjustment. As of December 31, 2004, the 1,385,377 shares of Series D Preferred Stock were convertible into 1,396,116 shares of common stock. The Series D Preferred Stock is convertible into common shares at any time at the option of the holder and votes with the common stock on an “as adjusted basis.” The Series D Preferred Stock has a liquidation preference of $9,004,951 that is payable prior to any distribution to holders of Series A Preferred Stock and common stock.

Warrants

In March 2003, a warrant to purchase 100,000 shares of common stock at $1.53 was issued as part of the consideration paid for investor relations and public relations services. One-fourth of the common stock under the warrant vested upon issuance, with the remaining portion vesting over the next nine months. The warrant was exercisable for ten years from the issuance date and was exercised by the holder in 2004. The value of the vested portion of the warrant totaled approximately $104,000 and $230,000 in 2004 and 2003, respectively, and was recorded in general and administrative expense.

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

In May 2002, the Company issued a warrant to purchase 7,857 shares of common stock in consideration for past legal services. The warrant was fully vested at issuance and was exercised in 2004 at an exercise price of $0.35. The warrant was recorded as payment of past invoices totaling $68,800.

In June 2002, the Company issued two warrants to purchase 14,285 and 7,143 shares, respectively, to a service provider. The warrant for 14,285 shares is exercisable for three years at an exercise price of $3.15 per share. The warrant for 7,143 shares was exercisable for six months at an exercise price of $3.15 and expired unexercised in January 2003. The warrants were valued at $31,500 and were recorded to general and administrative expense in 2002.

In October 2001, the Company issued a warrant to purchase 12,785 shares of common stock to a service provider. The warrant is fully vested and is exercisable for five years at an exercise price of $16.45 per share. The warrant was valued at $134,250 and was recorded to general and administrative expense in 2001.

In January 2000, the Company completed an equity offering in which warrants for 253,414 shares of common stock were issued. Additionally, warrants for 51,429 shares of common stock were issued to the underwriter as part of the underwriter’s commission. The warrants are exercisable at $5.25 per share and expire in 2005. As of December 31, 2004, warrants for 69,770 shares of common stock remain outstanding.

Holders of the convertible notes payable issued in 1998 and 1999 also hold warrants to purchase 73,571 and 194,881 shares of common stock at an exercise price of $5.18 per share and $2.10 per share, respectively. As of December 31, 2004, warrants to purchase 48,208 and 97,611 shares of common stock, respectively, remain outstanding.

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

On May 10, 2004, thirteen current or former directors, advisors and officers of Corautus or its subsidiaries purchased an aggregate of 97,909 shares of unregistered common stock from the company at $5.50 per share for aggregate net cash proceeds to Corautus of $538,500. The subscription agreements were entered into effective May 7, 2004 and the price per share was the closing price of the publicly traded stock of the Company on that date. The proceeds of the offering will be used for working capital and other general corporate purposes.

On July 7, 2004, Corautus and thirteen investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,738 shares of Corautus common stock for net cash proceeds to Corautus of $9,320,540. The transaction closed in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The commitment for the second tranche in the amount of $4,653,968 was initially placed into escrow and then closed on September 14, 2004 after the treatment of the first patient in Corautus’ Phase IIb clinical trial. The common stock in both tranches was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable for five years at a price equal to 120% of the closing price on the day prior to the closing of that tranche (e.g. $8.064 and $6.30 for the warrants issued in the first and second tranches, respectively). The proceeds of the offering will be used for working capital and other general corporate purposes.

Employee Stock Purchase Plan

In May 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the stockholders in July 2001. A total of 142,857 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of a 24 month offering period. No shares have been issued under this plan. As of December 31, 2004, nine employees participate in the plan.

Stock Options

In November 2002, the Board of Directors adopted the 2002 Stock Plan, which was approved by the stockholders in February 2003 and was amended by stockholder approval in May 2004. Under the 2002 Stock Plan, the Board or a committee has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board or a committee. The 2002 Stock Plan, as amended in May 2004, reserves 3,500,000 shares for issuance under the Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 300,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from two to four years and expire ten years from date of grant or 90 days after termination of employment, if sooner.

The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Non-employee Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 2001	651,759	18,571	$19.74
Granted	155,716	—	$5.04
Exercised	(31,549)	—	$2.17
Canceled	(228,042)	—	$24.57

Balance at December 31, 2002	547,884	18,571	$15.05
Granted	1,454,067	383,373	$2.14
Exercised	(132,682)	—	$0.66
Canceled	(198,319)	(10,717)	$16.79

Balance at December 31, 2003	1,670,950	391,227	$4.43
Granted	806,000	242,000	$5.37
Exercised	(23,334)	—	$3.30
Canceled	(395,707)	—	$9.23
Balance at December 31, 2004	2,057,909	633,227	$4.10

Options outstanding as of December 31, 2004:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.35–$1.30	1,275,567	8.31	$1.30	1,254,733	$1.30
$1.31–$3.00	254,011	2.01	$2.16	254,011	$2.16
$3.01–$5.00	277,142	9.01	$4.62	235,889	$4.59
$5.01–$8.00	795,598	9.14	$5.91	477,035	$6.22
$14.00–$70.00	88,818	4.73	$32.09	82,841	$32.86

	2,691,136			2,304,509

The weighted-average grant date fair value of options granted at fair value on the grant date in 2004, 2003 and 2002 was $3.06, $1.20, and $0.58, respectively. The weighted-average grant date fair value of options granted at less than fair value on the grant date in 2004 and 2003 was $4.64 and $1.99, respectively. There were no options granted at less than fair value in 2002.

During 2004 and 2003, the Company accelerated the vesting of certain employee stock options upon the employees’ termination. Also, the Company extended the period during which certain vested employee stock options could be exercised upon employee termination. Because these changes qualified as stock option modifications under Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company recorded compensation expense of approximately $44,000 and $68,000 in general and administrative expense in 2004 and 2003, respectively, representing the excess of the intrinsic value of the options on the modification date over the options’ original intrinsic value.

During 2004 and 2003, the Company granted stock options to certain individuals, which had exercise prices below the market price of the Company’s common stock on the date of grant. In accordance with APB No. 25, the Company recorded compensation expense over the vesting period of approximately $6,700 and $164,500 in general and administrative expense in 2004 and 2003, respectively, based on the intrinsic value of the options on the date of grant.

The following common stock is reserved for future issuance at December 31, 2004:

Stock options
Granted and outstanding	2,691,136
Reserved for future grants	2,035,466
Common stock warrants	1,350,965
Series D Preferred Stock	1,396,116
Employee stock purchase plan	142,857
Conversion of notes payable	1,302,039

Total	8,918,579

The number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C preferred stock becomes convertible, June 13, 2010.

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

Deferred tax assets are comprised of the following:

	December 31,
	2004	2003
Net operating loss carryforwards	$39,206,000	$33,992,000
Research and development and other state credit carryforwards	2,041,000	2,088,000
Lease Settlement Obligation	740,000	1,199,000
Other, net	389,000	521,000

Total deferred tax assets	42,376,000	37,800,000
Valuation allowance	(42,376,000)	(37,800,000)

Net deferred tax assets	$—	$—

As of December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $101,692,000 and $62,845,000, respectively, which will begin to expire in 2011 and 2005, respectively, unless previously utilized. The Company has federal and state research and development credit carryforwards of approximately $1,265,000 and $1,133,000, respectively. The federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The Company has a California manufacturer’s investment credit of approximately $60,000 that will begin to expire in 2008 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company’s use of net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership. Additionally, net operating losses partially relate to acquired net operating loss carryforwards and stock-based compensation deductions. Upon realization, the value of these deferred tax assets my be recognized as adjustments to additional paid-in capital or through purchase accounting.

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations for the years ended December 31, 2004, 2003 and 2002, is as follows:

	For the year ended December 31,
	2004	2003	2002
Federal statutory rate	35%	35%	35%
State tax rate, net of federal benefit	5%	5%	5%
Change in valuation allowance	(40)%	(40)%	(40)%

	—	—	—

8. Revenues

For the years ended December 31, 2004 and 2003, all revenue was from the license fee related to certain intellectual property licensed to Boston Scientific Corporation, which is being recognized as revenue over the licenses’ expected life of 12 years. For the year ended December 31, 2002, $870,438 of revenue was from research grants from the National Institutes of Health, or NIH, and $250,000 was contract revenue from a research agreement with a corporate partner whereby the two companies collaborated on certain research projects.

9. Related Party Balances and Transactions

In connection with the merger with Vascular Genetics, Inc. in February 2003, the Company assumed $380,000 of promissory notes and $8,266 of related accrued interest, which were payable to stockholders. During 2003, these notes were repaid.

In 2000, the Company entered into a facility lease and a note payable with a research organization in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2003 and 2002, the Company paid the research organization $560,621 and $1,166,051, respectively, for rent, common area charges, license fees and services (Note 10). There were no payments to this research organization in 2004.

During 2001, the Company entered into a consulting agreement with a former director and officer who was also was stockholder. Payments under this agreement totaled $55,000 for services 2002. In early 2003, the Company terminated this consulting agreement.

During 2001, the Company entered into a note receivable with an officer and stockholder in the amount of $37,000. The note was originally to be repaid over a four year period, however in April, 2002, the Company agreed to forgive the loan. Under the terms of the forgiveness arrangement, the loan will be forgiven over a four-year period beginning April, 2002. The amount of the loan that was forgiven in 2004, 2003 and 2002 was $9,633, $9,633 and $6,422, respectively. The balance of this loan was $12,664 and $22,421 as of December 31, 2004 and 2003, respectively.

10. Commitments

Facilities

The Company leases approximately 3,500 square feet of office space under a lease that may be terminated by the Company at any time with ninety days notice. Also, the Company leases approximately 2,200 square feet of office and laboratory space under a lease that expires on July 31, 2006.

In December 2002, the Company vacated the Altman Row facility and consolidated all operations into the Barnes Canyon facility. In accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a Restructuring), the Company recorded a charge of $510,000, which was the equivalent of six months rent and common area maintenance charges for the Altman Row facility. The Company entered into a termination agreement with respect to this facility in 2003. Additionally, the Company recorded a charge of $254,000 related to the unamortized portion of capitalized leasehold improvements at the Altman Row facility from which the Company will receive no further benefit.

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

The Company has delivered to the landlord a standby letter of credit, secured by a restricted certificate of deposit, for $680,901, securing a portion of its obligations under the agreement. The Company agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Such registration statement was filed on January 27, 2004 and was amended on February 3, 2004. Effective with the $650,000 cash payment due on or before April 15, 2004, the Company was released from its obligations under the lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. The estimated fair value of the warrants of $490,000 was recorded to additional paid in capital. In 2004, the Company made payments of $925,000 and issued 53,180 shares of common stock valued at $300,000 to the landlord pursuant to the settlement agreement. As of December 31, 2004, $736,378 is included in current liabilities and $1,078,910 is included in long-term liabilities.

For the years ended December 31, 2004, 2003 and 2002, rent expense was approximately $305,050, $875,000, and $3,056,000, respectively.

Future minimum lease payments under all of these leases are as follows:

2005	$35,000
2006	21,000

Total	$56,000

11. Profit Sharing Plan and Deferred Compensation Plan

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and vest over a four-year period. Employer contributions during the years ended December 31, 2004, 2003 and 2002 were $49,774, $48,904, and $62,328, respectively.

In 1998, the Company established a deferred compensation plan. Prior to 2003, certain employees were allowed to defer up to 100% of their salaries and bonuses under this plan. Additionally, the Company allowed certain employees approximately 18% of their salaries for employee benefits and employer payroll taxes. A portion of the employer allocation for employee benefits was allocated to the deferred compensation plan. During the years ended December 31, 2002 and 2001, the Company’s contributions to the deferred compensation plan were $47,150 and $66,613, respectively. Employer contributions vested over a rolling four-year period based upon the date each employer contribution was made. This plan was terminated as of January 1, 2003 and vested balances were paid to the respective participants.

12. Supplemental Cash Flow Information

During 2000, a warrant for 14,286 shares of common stock was issued to Baxter Healthcare in conjunction with Baxter Healthcare’s guarantee of a note payable. The warrant was valued at $687,000 and classified as deferred loan fees and was amortized to interest expense over the term of the note payable, which matured in 2003. Additionally, the Company acquired $200,000 of leasehold improvements under a note payable to a related party.

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

Cash paid for income taxes was $1,600, $1,600, and $3,200, for the years ended December 31, 2004, 2003 and 2002, respectively. Cash paid for interest was $23,948, $78,366, and $181,148, for the years ended December 31, 2004, 2003 and 2002, respectively.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 31, 2004. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

	December 31	September 30	June 30	March 31
2004 Quarter Ended
Total revenue	$20,833	$20,833	$20,833	$20,834
Operating expenses	3,665,366	1,802,813	2,245,834	2,560,555
Net loss applicable to common shareholders	(3,708,372)	(1,823,967)	(2,256,723)	(2,592,911)
Basic and diluted net loss per common share	$(0.25)	$(0.13)	$(0.18)	$(0.22)

	December 31	September 30	June 30	March 31
2003 Quarter Ended
Total revenue	$20,833	$13,889	$—	$—
Operating expenses (1) (2)	1,855,593	4,244,669	2,908,030	21,388,419
Net loss applicable to common shareholders (1)	(1,835,763)	(4,191,296)	(2,928,993)	(21,452,094)
Basic and diluted net loss per common share	$(0.18)	$(0.42)	$(0.30)	$(3.07)

(1)	The charge to write-off acquired in-process technology of $17,699,863 was recorded in the quarter ended March 31, 2003.
(2)	Write-offs of property and equipment of approximately $1,358,000 and $574,000 were reclassified into operating expenses from other expense for the quarters ended March 31, 2003 and June 30, 2003, respectively.

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

15. Subsequent Events

On March 7, 2005, we engaged PPD Development LP (“PPD”) for certain clinical research services related to our current GENASIS Phase IIb clinical trial for the treatment of severe angina associated with cardiovascular disease. PPD will provide medical monitoring, data management, biostatistics and final study reporting services. Under the agreement with PPD, we pay for the services as they are provided. We estimate the costs of PPD’s services to be approximately $3.2 million, which may be increased or decreased depending on the actual amount of PPD’s services we utilize and the enrollment period for the GENASIS clinical trial.