Form 10-Q
period 2005-03-31
CORAUTUS GENETICS INC
filed 2005-05-16
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐    No  ☒

The number of shares of the common stock of the registrant outstanding as of May 13, 2005 was 14,856,750.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004	1

	Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2005 and 2004 and the period from July 1, 1991 (inception) to March 31, 2005	2

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2005 and 2004 and the period from July 1, 1991 (inception) to March 31, 2005	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signature		12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,291	$371,882
Short-term investments	20,715,000	24,115,000
Restricted cash	680,901	—
Accounts receivable	267,439	63,645
Other current assets	223,963	651,691

Total current assets	21,907,594	25,202,218
Property and equipment, net	104,647	92,832
Restricted cash	—	680,901
Other assets	78,720	38,705

Total Assets	$22,090,961	$26,014,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,313	$1,017,617
Accrued employee benefits	143,332	112,490
Accrued clinical trial costs	929,045	370,554
Other accrued liabilities	238,711	223,671
Capital lease obligation, current portion	9,550	31,695
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	1,757,014	736,378

Total current liabilities	3,623,298	2,575,738

Notes and interest payable	10,485,195	10,329,477
Lease settlement obligation, net of current portion	—	1,078,910
Deferred revenue, net of current portion	777,778	798,611

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 14,793,367 issued, 14,763,143 outstanding as of March 31, 2005; and 14,588,997 shares issued and outstanding as of December 31, 2004	14,793	14,589
Additional paid-in capital	97,698,046	97,288,586
Treasury stock—30,224 shares at cost, as of March 31, 2005	(157,029)	—
Deficit accumulated during development stage	(90,352,507)	(86,072,642)

Total stockholders’ equity	7,204,690	11,231,920

Total Liabilities and Stockholders’ Equity	$22,090,961	$26,014,656

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		July 1, 1991 (inception) to March 31, 2005
	2005	2004
Revenue	$20,833	$20,833	$2,681,236

Costs and expenses:
Cost of sales	—	—	821,878
Research and development	3,339,518	1,412,604	45,400,983
General and administrative	933,809	1,148,201	24,300,508
Write-off of acquired in-process technology	—	—	24,405,005
Write-off of property and equipment	—	—	2,594,042

Total costs and expenses	4,273,327	2,560,805	97,522,416

Loss from operations	(4,252,494)	(2,539,972)	(94,841,180)
Other income, net	4,809	973	99,696
Interest expense	(173,369)	(83,940)	(2,564,896)
Interest income	141,189	30,028	3,228,080

Net loss	$(4,279,865)	$(2,592,911)	$(94,078,300)

Basic and diluted loss per share	$(0.29)	$(0.22)

Number of weighted-average shares used in the computation of basic and diluted loss per share	14,674,536	11,807,077

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		July 1, 1991 (inception) to March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(4,279,865)	$(2,592,911)	$(94,078,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	34,835	65,255	3,654,886
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	110,720	2,135,084
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(4,800)	—	3,023,707
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred rent	—	(3,589)	—
Deferred revenue	(20,833)	(20,833)	861,111
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,810)	30,825	6,686
Other current assets	427,728	136,170	(223,963)
Other assets	(43,349)	9,026	(839,622)
Accounts payable	(555,304)	(190,271)	141,630
Other current liabilities	604,373	170,534	1,346,942
Other long-term liabilities	—	—	(13,160)
Interest payable	155,718	37,397	485,195
Lease settlement obligation	(75,000)	(264,675)	(1,000,000)

Net cash used in operating activities	(3,787,307)	(2,512,352)	(55,518,740)
Cash flows from investing activities:
Purchase of short-term investments	(9,500,000)	(15,000,000)	(110,548,300)
Sale of short-term investments	12,900,000	4,150,000	89,833,300
Purchase of property and equipment	(26,590)	(8,683)	(5,717,632)
Proceeds from sale of property and equipment	4,800	10,428	213,992

Net cash provided by (used in) investing activities	3,378,210	(10,848,255)	(26,218,640)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	—	13,415,292
Repayment of capital lease and notes payable	(22,145)	(109,581)	(3,288,776)
Proceeds from exercise of options and warrants	79,651	43,360	1,345,271
Proceeds from sale of common stock, net of issuance costs	—	8,131,629	43,483,420
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	57,506	8,065,408	81,757,671

Net (decrease) increase in cash and equivalents	(351,591)	(5,295,199)	20,291
Cash and equivalents, beginning of period	371,882	8,911,994	—

Cash and equivalents, end of period	$20,291	$3,616,795	$20,291

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of Corautus Genetics Inc. (“Corautus”) for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles which would substantially duplicate the disclosures contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 22, 2005 by Corautus have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified to conform to the current presentation.

The interim results should be read in conjunction with the consolidated financial statements and notes thereto included in Corautus’ Form 10-K for the year ended December 31, 2004. Shareholders are encouraged to review the Form 10-K for a broader discussion of Corautus’ opportunities and risks inherent in the business.

2.	Description of Business

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

3.	Short-Term Investments

As of March 31, 2005 and December 31, 2004, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of March 31, 2005 and December 31, 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

4.	Stock-Based Compensation

Corautus grants stock options for a fixed number of shares to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of the grant. The value of options or stock awards issued to non-employees have been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest.

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the periods ended March 31,
	2005	2004
Expected volatility	52%	101%
Expected dividend yield	0%	0%
Risk-free interest rate	3.76%	2.5%
Expected life, years	3.0	3.0

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	For the periods ended March 31,
	2005	2004
Net loss, as reported	$(4,279,865)	$(2,592,911)
Add: Stock based employee compensation included in net loss	—	6,720
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(566,964)	(368,181)

Net loss, pro forma	$(4,846,829)	$(2,954,372)

Basic and diluted loss per share, as reported	$(0.29)	$(0.22)
Basic and diluted loss per share, pro forma	$(0.33)	$(0.25)

In December 2004 the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. SFAS No. 123R is effective for Corautus beginning on January 1, 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Corautus adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share discussed above.

5.	Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2005 and 2004. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

6.	Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended March 31, 2005, Corautus made payments totaling $75,000 to the landlord pursuant to the settlement agreement. In April 2005, Corautus issued 93,607 shares of its common stock valued at $500,000 to the landlord pursuant to the settlement agreement. All remaining obligations of

Corautus to the landlord as of March 31, 2005 are scheduled to be completed by January 5, 2006; therefore, the liability related to the obligation and the restricted cash securing a letter of credit have been reclassified as current from long-term as of March 31, 2005.

7.	Treasury Stock

In January 2005, two senior executives and a director exercised stock option grants and surrendered shares of Corautus common stock they owned which equaled the exercise price in accordance with respective stock option grant documents. The 30,224 shares of Corautus common stock received for the exercise price has been recorded as Treasury Stock.

8.	Subsequent Event

On May 13, 2005, we entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardiovascular clinical trial and any potential clinical trials related to peripheral artery disease. We estimate that our total payments under the agreement will be approximately 11.4 million euros, of which approximately 1.9 million euros have been paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our future results of operations or our financial condition, benefits from the alliance with Boston Scientific, research, development and commercialization of our product candidates, whether early-stage clinical trial results are any indication of results in subsequent clinical trials, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products on a timely and cost efficient basis, approval of our product candidates, meeting additional capital requirements, benefits of listing on the Nasdaq SmallCap Market and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15833) filed March 22, 2005, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

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

In July 2004, we announced that the U.S. Food and Drug Administration (FDA) approved the commencement of our Phase IIb clinical trial for the treatment of severe angina. The trial was initiated on August 31, 2004 (the “GENASIS” trial) and is a national, randomized, double-blinded, dose ranging and placebo controlled study of up to 404 patients in approximately 30 institutions in the United States evaluating the efficacy and safety of defined doses of VEGF-2 to be percutaneously delivered via Boston Scientific Corporation’s Stiletto™ endocardial direct injection catheter. The trial will enroll qualified patients with Class III or IV angina.

In March 2005, the U.S. Food and Drug Administration (FDA) approved several amendments to the clinical trial protocol for the GENASIS trial relating to patient enrollment requirements for the trial. Corautus expects the changes will have the effect of broadening the base of patients who are eligible to enroll in the study, and therefore accelerate patient recruitment. As of May 13, 2005, 75 patients have been treated in the GENASIS Phase IIb clinical trial. There are currently 20 institutions qualified to treat patients in this clinical trial, with the goal of approximately 30 participating institutions. The required training that physicians must satisfy to participate in the GENASIS trial is ongoing and we expect the rate of treating patients to accelerate over the remaining time of the GENASIS trial. We also expect to complete the enrollment of patients in the GENASIS trial in the first quarter of 2006.

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

Revenue Recognition

We recognize grant revenue as the research expenses related to the grants are incurred. Contract revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

Accrued Liabilities

As part of the process of preparing our financial statements, we are required to estimate expenses that we believe we have incurred, but have not yet been billed. This process involves identifying services and activities that have been performed by third-party vendors on our behalf and estimating the level to which they have been performed and the associated costs incurred for such services as of each balance sheet date in our financial statements. Examples of expenses for which we accrue based on our estimates include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers for the manufacture of material for planned clinical trials and commercial use. At times, we must estimate the date services commence, the level of services performed on or before a given date, and the cost of such services. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with U.S. generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the three months ended March 31, 2005 and 2004 were $20,833. Revenues for the periods ended March 31, 2005 and 2004 were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific Corporation’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years. All anticipated revenues from the sale of products are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

During 2004 and 2005, research and development costs consisted primarily of personnel, consultants and other costs associated with preparing for and conducting our GENASIS Phase IIb clinical trial and costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

Corautus incurred research and development expense during the three months ended March 31, 2005 and 2004 of approximately $3,340,000 and $1,413,000, respectively. Research and development expense increased $1,927,000, or 136%, in the first quarter of 2005 compared to the first quarter of 2004. The increase in research and development expense was primarily caused by our ongoing GENASIS Phase IIb clinical trial, including patient treatment costs, clinical research organization costs and by costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

We estimate that it will take at least three to five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and administrative expense

General and administrative expense during the three months ended March 31, 2005 and 2004 was approximately $934,000 and $1,148,000, respectively. General and administrative expense decreased approximately $214,000, or 19%, in the first quarter of 2005 compared to the first quarter of 2004 primarily due to lower legal and investor relations costs. General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively consistent for the rest of 2005.

Interest income and expense

Interest income during the three months ended March 31, 2005 and 2004 of approximately $141,000 and $30,000, respectively, is a result of investment of excess cash in auction rate securities, money market accounts, corporate and government notes and certificates of deposit. The increase in interest income is due to an increase in the balances in those investments and the investment yield.

Interest expense for the three months ended March 31, 2005 and 2004 was approximately $173,000 and $84,000, respectively. The increase in interest expense is primarily due to the interest on the notes payable partially offset by lower interest on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2005, we have primarily financed our operations through three means: private placements of equity and convertible debt securities; our strategic alliance with Boston Scientific

Corporation; and our relationship with Baxter Healthcare. We have raised approximately $45.5 million in private placements of equity, $11.4 million in private placements of convertible debt securities, $8.1 million in net proceeds from the Boston Scientific Corporation investment and $14.9 million in equity funding from Baxter Healthcare.

Net cash used in operating activities during the three months ended March 31, 2005 and 2004 was approximately $3,787,000 and $2,512,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by (used in) investing activities during the three months ended March 31, 2005 and 2004 was approximately $3,378,000 and $(10,848,000), respectively, which consists of sales of short-term investments, purchases of short-term investments and the purchase and sales of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was approximately $58,000 and $8,065,000, respectively, which consists primarily of proceeds from the exercise of stock options and warrants, and the sale of common stock and warrants, offset by repayments of capital leases and notes payable.

As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $20.7 million. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through 2005. We will need to raise substantial additional capital to fund our future operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. Except for the final tranche of the Boston Scientific loan agreement, which is triggered by a milestone, we do not have commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that may harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the below exception, there have been no material changes regarding Corautus’ market risk position from the information provided in its Form 10-K for the fiscal year ended December 31, 2004. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Corautus’ Form 10-K.

We are subject to a certain amount of short-term foreign exchange risk related to a manufacturing contract we entered into on May 13, 2005 with an Austrian corporation (see Part II, Item 5). The contract is for the manufacture of the VEGF-2 plasmid material for our planned Phase III clinical trial and commercial use. The payments made under the contract are denominated in euros, and the majority of the payments are expected to be made over the next two to three years.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We believe we have sufficient quantities of the VEGF-2 plasmid to complete our GENASIS Phase IIb clinical trial. On May 13, 2005, we entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardiovascular clinical trial and any potential clinical trials related to peripheral artery disease. We estimate that our total payments under the agreement will be approximately 11.4 million euros, of which approximately 1.9 million euros have been paid.

The Manufacturing Agreement has a term extending from its execution until seven years after the first licensing of VEGF-2, renewable thereafter on successive four-year terms unless either party terminates with 24 months notice. The agreement is generally not terminable unless a party is in material breach of the agreement and the applicable cure periods have expired. Although the agreement is not exclusive and we may engage another company to be an additional source for VEGF-2 material, the number of manufacturers able to meet our needs is limited, the cost of initiating production of VEGF-2 with another manufacturer is substantial and the Manufacturing Agreement contains significant termination fees.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated License Agreement, dated March 21, 2005, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc. (incorporated by reference from Exhibit 10.24 of our Form 10-K filed March 22, 2005).
10.2	Master Services Agreement dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P. (incorporated by reference from Exhibit 10.35 of our Form 10-K filed March 22, 2005).

Exhibit No.	Description

10.3	Project Addendum dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P. (incorporated by reference from Exhibit 10.36 of our Form 10-K filed March 22, 2005).

10.4	Agreement for the Transfer of Sponsors Obligations dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P. (incorporated by reference from Exhibit 10.37 of our Form 10-K filed March 22, 2005).

10.5	Employment Agreement between Corautus Genetics Inc. and Michael K. Steele, effective as of May 1, 2005 (incorporated by reference from Exhibit 99.1 of our Form 8-K filed May 3, 2005).

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ JACK W. CALLICUTT
Jack W. Callicutt Vice President, Finance and Administration Chief Accounting Officer (Principal Accounting Officer)