Form 10-Q
period 2005-06-30
CORAUTUS GENETICS INC
filed 2005-08-12
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2005, was 17,500,815.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2005 (Unaudited) and December 31, 2004	1

	Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2005 and 2004 and the period from July 1, 1991 (inception) to June 30, 2005	2

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2005 and 2004 and the period from July 1, 1991 (inception) to June 30, 2005	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signature		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,047,846	$371,882
Short-term investments	20,850,000	24,115,000
Restricted cash	680,901	—
Accounts receivable	24,966	63,645
Other current assets	151,981	651,691

Total current assets	32,755,694	25,202,218
Property and equipment, net	108,460	92,832
Restricted cash	—	680,901
Other assets	36,342	38,705

Total Assets	$32,900,496	$26,014,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212,371	$1,017,617
Accrued employee benefits	154,504	112,490
Accrued clinical trial costs	1,284,392	370,554
Other accrued liabilities	328,048	255,366
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	1,190,323	736,378

Total current liabilities	4,252,971	2,575,738
Notes and interest payable	15,643,261	10,329,477
Lease settlement obligation, net of current portion	—	1,078,910
Other long-term liabilities	3,808	—
Deferred revenue, net of current portion	756,944	798,611
Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 17,531,039 issued, 17,500,815 outstanding as of June 30, 2005; and 14,588,997 shares issued and outstanding as of December 31, 2004	17,531	14,589
Additional paid-in capital	108,210,481	97,288,586
Treasury stock—30,224 shares at cost, as of June 30, 2005	(157,029)	—
Deficit accumulated during development stage	(95,828,858)	(86,072,642)

Total stockholders’ equity	12,243,512	11,231,920

Total Liabilities and Stockholders’ Equity	$32,900,496	$26,014,656

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		July 1, 1991 (inception) to June 30, 2005
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$20,833	$20,833	$41,667	$41,667	$2,702,070

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	4,461,611	1,380,057	7,801,129	2,792,661	49,862,594
General and administrative	1,013,339	865,777	1,947,148	2,013,727	25,313,847
Write-off of acquired in-process technology	—	—	—	—	24,405,005
Write-off of property and equipment	—	—	—	—	2,594,042

Total costs and expenses	5,474,950	2,245,834	9,748,277	4,806,388	102,997,366

Loss from operations	(5,454,117)	(2,225,001)	(9,706,610)	(4,764,721)	(100,295,296)
Other income (expense), net	10,885	3,283	15,693	4,254	110,580
Interest expense	(166,662)	(70,424)	(340,031)	(154,365)	(2,731,558)
Interest income	133,543	35,419	274,732	65,447	3,361,623

Net loss	$(5,476,351)	$(2,256,723)	$(9,756,216)	$(4,849,385)	$(99,554,651)

Basic and diluted loss per share	$(0.37)	$(0.18)	$(0.66)	$(0.40)

Number of weighted-average shares used in the computation of basic and diluted loss per share	14,969,167	12,525,386	14,822,575	12,166,232

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		July 1, 1991 (inception) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(9,756,216)	$(4,849,385)	$(99,554,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	58,561	122,803	3,678,612
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	187,969	2,135,084
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(4,800)	(3,282)	3,023,707
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred rent	—	(7,178)	—
Deferred revenue	(41,667)	(41,667)	840,277
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	38,679	33,684	76,175
Other current assets	499,710	176,523	(151,981)
Other assets	(971)	5,154	(797,244)
Accounts payable	194,754	293,588	891,688
Other current liabilities	1,057,084	(287,551)	1,799,653
Interest payable	313,784	—	643,261
Other long-term liabilities	—	74,795	(13,160)
Lease settlement obligation	(150,000)	(775,000)	(1,075,000)

Net cash used in operating activities	(7,791,082)	(5,069,547)	(59,522,515)
Cash flows from investing activities:
Purchase of short-term investments	(22,450,000)	(26,600,000)	(123,498,300)
Sale of short-term investments	25,715,000	15,325,000	102,648,300
Purchase of property and equipment	(38,596)	(8,683)	(5,729,638)
Proceeds from sale of property and equipment	4,800	41,230	213,992

Net cash provided by (used in) investing activities	3,231,204	(11,242,453)	(26,365,646)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	5,000,000	—	18,415,292
Repayment of capital lease and notes payable	(31,966)	(189,246)	(3,298,597)
Proceeds from exercise of options and warrants	252,633	65,538	1,518,253
Proceeds from sale of common stock, net of issuance costs	10,015,175	8,670,129	53,498,595
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	15,235,842	8,546,421	96,936,007

Net increase (decrease) in cash and equivalents	10,675,964	(7,765,579)	11,047,846
Cash and equivalents, beginning of period	371,882	8,911,994	—

Cash and equivalents, end of period	$11,047,846	$1,146,415	$11,047,846

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

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

2. Description of Business

Corautus is a biopharmaceutical company dedicated to the development of innovative gene transfer therapy products for the treatment of cardiovascular (severe angina) and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

3. Short-Term Investments

As of June 30, 2005 and December 31, 2004, Corautus had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of June 30, 2005 and December 31, 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

4. Stock Based Compensation

Corautus accounts for its stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS

No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

As required under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected volatility	61%	93%	53%	94%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.7%	2.7%	3.7%	2.7%
Expected life, in years	3.0	2.3	3.0	2.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss:

As reported	$(5,476,351)	$(2,256,723)	$(9,756,216)	$(4,849,385)
Add: Stock-based employee compensation expense included in net loss	—	77,249	—	83,969
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(631,692)	(691,014)	(1,198,656)	(1,059,195)

Pro Forma	$(6,108,043)	$(2,870,488)	$(10,954,872)	$(5,824,611)

Basic and Diluted net loss per share:
As reported	$(0.37)	$(0.18)	$(0.66)	$(0.40)
Pro Forma	$(0.41)	$(0.23)	$(0.74)	$(0.48)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after December 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share discussed above.

5. Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month and six-month periods ended June 30, 2005 and 2004. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

6. Financing Transactions

On June 27, 2005, Corautus entered into an investment agreement whereby Boston Scientific Corporation (“Boston Scientific”) agreed to purchase 2,105,264 shares of restricted common stock for a per share purchase price of $3.80. The $8,000,000 in proceeds resulting from the sale of shares of common stock to Boston Scientific were held in escrow at June 30, 2005, subject to stockholder approval at a special meeting that occurred on August 11, 2005.

On June 24, 2005, Corautus and a group of investors entered into a Common Stock Purchase Agreement. Corautus and the investors closed this private placement offering on June 27, 2005. Pursuant to the agreement with the investors, Corautus sold 2,640,055 shares of restricted common stock for a purchase price of $3.80 per share. The proceeds of the offering (totaling approximately $10,032,000 less direct expenses of $17,000), in addition to the proceeds from the Boston Scientific investment and the Boston Scientific debt transaction described below, will be used to fund projected operations, including expenditures related to the GENASIS trial, the manufacturing costs for VEGF-2 for a Phase III trial, and the initial costs related to conducting a planned Phase III clinical trial.

7. Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended June 30, 2005, Corautus made payments totaling $75,000 and issued 93,607 shares of common stock valued at $500,000 to the landlord pursuant to the settlement agreement. As of June 30, 2005, the recorded liability for this obligation totaled $1,190,323. Of the total remaining liability, $680,901 is secured by a letter of credit, $123,146 is to be paid in cash, and $386,276 is to be settled by issuance of common stock.

8. Long-Term Debt

On June 30, 2005, Boston Scientific and Corautus entered into the Third Amendment to the Loan Agreement. Pursuant to the amendment, Corautus executed a note for the final $5,000,000 under the $15,000,000 convertible debt facility made available to Corautus under the Loan Agreement. The note bears interest at 6% and is repayable in three equal annual payments of interest and principal beginning on June 30, 2010, with the final payment of principal and interest due on June 30, 2012. Only upon certain change of control events, the outstanding principal amount of the note may, at the option of Boston Scientific, be converted into shares of Corautus common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our ongoing clinical trial, including its cost, projections about our future results of operations or our financial condition, benefits from the alliance with Boston Scientific, benefits from manufacturing agreements, research, development and commercialization of our product candidates, sufficient and timely enrollment of suitable patients in our clinical trial, whether early-stage clinical trial results are any indication of results in subsequent clinical trials, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products on a timely and cost efficient basis, approval of our product candidates, meeting additional capital requirements and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K for the year ended December 31, 2004 filed March 22, 2005, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene transfer therapy products for the treatment of cardiovascular (severe angina) and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Under the name UroGen Corp., UroGen operated as a division of Medstone International, Inc. between July 1, 1991 (Inception) and June 30, 1995. UroGen changed its name to GenStar Therapeutics Corporation in March 2000. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

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

In March 2005, the FDA approved several amendments to the clinical trial protocol for the GENASIS trial relating to patient enrollment requirements for the trial. Corautus expects the changes will have the effect of broadening the base of patients who are eligible to enroll in the study, and therefore accelerate patient recruitment. As of August 10, 2005, 120 patients have been treated in the GENASIS Phase IIb clinical trial. There are currently 31 institutions actively recruiting patients in this clinical trial. Recently, Corautus launched a marketing campaign in several markets where there are active clinical sites, with the goal of raising patient awareness of the GENASIS trial, and we expect the rate of treating patients to accelerate over the remaining time of the GENASIS trial. We expect to complete the enrollment of patients in the GENASIS trial in the first quarter of 2006.

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

Stock Based Compensation

We account for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and

provide the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratable over the vesting period of the option. We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Warrants for common stock are valued at the date of issuance and are recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the six months ended June 30, 2005 and 2004 were $41,667 and for each of the three months ended June 30, 2005 and 2004 were $20,833. Revenues were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years. All anticipated revenues from the sale of products are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

During 2004 and 2005, research and development costs consisted primarily of personnel, consultants and other costs associated with preparing for and conducting our GENASIS Phase IIb clinical trial and costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

Research and development expense during the six months ended June 30, 2005 and 2004 was approximately $7,801,000 and $2,793,000, respectively, and for the three months ended June 30, 2005 and 2004 was approximately $4,462,000 and $1,380,000, respectively. Research and development expense increased $5,008,000, or 179%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and $3,082,000, or 223%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in research and development expense was primarily caused by our ongoing GENASIS Phase IIb clinical trial that began in Fall 2004, including patient treatment costs and clinical research organization costs and by costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

We estimate that it will take at least three to five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and administrative expense

General and administrative expense during the six months ended June 30, 2005 and 2004 was approximately $1,947,000 and $2,014,000, respectively, and for the three months ended June 30, 2005 and 2004 was $1,013,000 and $866,000, respectively. General and administrative expense decreased approximately $67,000, or 3%, for the six months ended June 30, 2005 compared to 2004. General and administrative expense increased approximately $147,000, or 17%, for the three months ended June 30, 2005 compared to 2004 primarily due to higher professional and consulting fees incurred related to preparation for compliance with internal controls reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and costs associated with finalization of the manufacturing agreement. General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively constant for the rest of 2005.

Interest income and expense

Interest income during the six months ended June 30, 2005 and 2004 of approximately $275,000 and $65,000, respectively, and for the three months ended June 30, 2005 and 2004 of approximately $134,000 and $35,000, respectively, is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The increase in interest income is due to increases in the balances in those investments and the investment yield.

Interest expense for the six months ended June 30, 2005 and 2004 was approximately $340,000 and $154,000, respectively and for the three months ended June 30, 2005 and 2004 was approximately $167,000 and $70,000, respectively. The increase in interest expense is due to the timing of issuance of the notes payable partially offset by lower interest on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2005, we have primarily financed our operations through three means: private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation, and our relationship with Baxter Healthcare. We have raised approximately $55.5 million in private placements of equity, $16.4 million in private placements of convertible debt securities, $8.1 million in net proceeds from the Boston Scientific Corporation investment in July 2003, and $14.9 million in equity funding from Baxter Healthcare.

Net cash used in operating activities during the six months ended June 30, 2005 and 2004 was approximately $7,791,000 and $5,070,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by (used in) investing activities during the six months ended June 30, 2005 and 2004 was approximately $3,231,000 and ($11,242,000), respectively, which consists of sales of short-term investments, purchases of short-term investments and the purchase and sales of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was approximately $15,236,000 and $8,546,000, respectively. Net cash provided by financing activities consists primarily of proceeds from the private sales of common stock and warrants, the exercise of stock options and warrants and proceeds from convertible debt, offset by repayments of capital leases and notes payable.

As of June 30, 2005, we had cash, cash equivalents and short-term investments totaling approximately $31,898,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through the first quarter of 2007. We will need to raise substantial additional capital to fund our future operations. We intend to seek this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that may harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

CONTRACTUAL OBLIGATIONS

Corautus has entered into two agreements in 2005 that modify its long-term contractual obligations disclosure presented in its 2004 Annual Report.

On May 13, 2005, we entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease. The Manufacturing Agreement has a term extending from its execution until seven years after the first licensing of VEGF-2, renewable thereafter on successive four-year terms unless either party terminates with 24 months notice. We estimate that our total payments under the agreement will be approximately 11.2 million euros (equating to approximately $13.5 million as of June 30, 2005), of which approximately 2.7 million euros have been paid through June 30, 2005 and approximately 2 million additional euros expected to be paid by December 31, 2005. In 2006, we expect to pay approximately 1.2 million euros, and the majority of the remaining balance is expected to be paid in 2007 and 2008.

On June 30, 2005, Boston Scientific and Corautus entered into the Third Amendment to the Loan Agreement. Pursuant to the amendment, on June 30, 2005, Corautus executed a note for the final $5,000,000 under the $15,000,000 convertible debt facility made available to Corautus under the Loan Agreement. The note bears interest at 6% and is repayable in three equal annual payments of interest and principal beginning on June 30, 2010, with the final payment of principal and interest due on June 30, 2012.

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

We are subject to a certain amount of short-term foreign exchange risk related to a manufacturing contract we entered into on May 13, 2005 with Boehringer Ingelheim Austria GmbH. The contract is for the manufacture of the VEGF-2 plasmid material for our planned Phase III clinical trial and commercial use. The payments made under the contract are denominated in euros, and the majority of the payments are expected to be made over the next two to three years. Since payments under the contract are denominated in euros and we currently do not have a formal hedging arrangement in place for currency risk, our operating expenses could be negatively impacted by currency exchange fluctuations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Susan Darke, individually and as Executrix of the Estate of Roger J. Darke v. Estate of Dr. Jeffrey Isner, et al., Suffolk Superior Court, Suffolk County Massachusetts (Case No. SUCV2002-02194). Vascular Genetics has been named as a defendant in the above titled action, alleging that Vascular Genetics is liable for intentional battery, wrongful death, gross negligence, intentional infliction of emotional distress, product liability, deceit/intentional misrepresentation/fraud in the inducement, and loss of consortium. The complaint does not state a specific dollar amount for the damages sought by the plaintiff. However, pursuant to a letter required by Massachusetts law to be delivered to the defendants, the plaintiff demanded $5,000,000. Subsequent to such letter, the plaintiff has offered to settle this matter for $947,000. Vascular Genetics believes it has insurance coverage for any amounts that may be awarded in this action. Discovery has concluded and a trial date has been set for October 17, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see Form 8-K filed with the Securities and Exchange Commission on June 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held in Atlanta, Georgia on May 12, 2005. At the annual meeting, the shareholders were presented with two proposals as set forth in our annual proxy statement, both of which were approved.

Out of 16,100,137 shares of stock entitled to vote at such meeting based upon the record date of March 29, 2005, there were present in person or by proxy an aggregate of 13,355,980 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

Name of Nominee	No. of Votes For	No. of Votes Withheld
Richard E. Otto	13,041,045	314,935
Robert T. Atwood	13,041,003	314,977
Eric N. Falkenberg	13,040,717	315,263
James C. Gilstrap	13,040,604	315,376
John R. Larson	13,041,045	314,935
F. Richard Nichol, Ph.D.	13,040,717	315,263
B. Lynne Parshall	13,040,697	315,283
Ivor Royston, M.D.	12,755,501	600,479
Victor W. Schmitt	13,040,685	315,295

Proposal 2. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for 2005.

For	Against	Abstain
13,348,095	5,973	1,912

ITEM 5. OTHER INFORMATION

Our Special Meeting of Stockholders was held in Atlanta, Georgia on August 11, 2005. At the Special Meeting, the stockholders approved both of the proposals as set forth in our Notice of Special Meeting and Proxy Statement dated July 14, 2005. The first proposal was to approve the sale and issuance to Boston Scientific Corporation of 2,105,264 shares of our common stock at a purchase price of $3.80 per share. The second proposal was to approve an amendment to our Certificate of Designation of Preferences and Rights of Series D Preferred Stock to permit Boston Scientific Corporation, as the sole holder of Series D Preferred Stock, to waive a right to receive an anti-dilution adjustment, thereby reducing the number of shares of common stock that Boston Scientific would otherwise receive upon the conversion of its Series D Preferred Stock into common stock. With the approval of these two proposals, we will receive the $8.0 million placed into escrow for Boston Scientific’s purchase of the 2,105,264 shares of our common stock.

On August 10, 2005, we announced we entered into agreements with Caritas St. Elizabeth’s Medical Center of Boston (“CSEMC”) that could lead to clinical trials by Corautus to evaluate the safety and efficacy of VEGF-2 for the treatment of diabetic neuropathy. Under the agreements, Corautus will provide its proprietary vascular endothelial growth factor, VEGF-2, for evaluation in the 64 patient, Phase I trial for treating diabetic neuropathy now underway at CSEMC that is funded by a grant from the National Institutes of Health. CSEMC expects enrollment to be completed within 24 months. If Phase I trial data are promising, Corautus has the exclusive right to develop and commercialize VEGF-2 for the treatment of diabetic neuropathy, and will receive the benefit of the data and research from the Phase I trial conducted by CSEMC.

In addition, Corautus is licensing certain intellectual property from CSEMC, including its pending patent applications covering the use of angiogenic growth factors for the treatment of peripheral neuropathy. Corautus has received from CSEMC a worldwide exclusive license to operate under such patents, if such patents are issued, for the use of VEGF-2 for the treatment of peripheral neuropathy, including diabetic neuropathy. Terms of the license agreement include signature and milestone payments and royalties based on commercial product sales of VEGF-2 for the treatment of diabetic neuropathy.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form 10-SB filed February 9, 1996).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB filed March 30, 2000).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K filed March 28, 2003).

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of our Annual Report on Form 10-K filed March 28, 2003).

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of our Annual Report on Form 10-K filed March 28, 2003).

3.6	Certificate of Designation of Preferences and Rights of Series D Preferred Stock (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed August 14, 2003).

3.7	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series D Preferred Stock.

3.8	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.10 of our Annual Report on Form 10-K filed March 30, 2004).

10.1	Employment Agreement between Corautus Genetics Inc. and Michael K. Steele, effective as of May 1, 2005 (incorporated by reference from Exhibit 99.1 of our Form 8-K filed May 3, 2005).

10.2	Manufacturing Agreement for Clinical Trial and Commercial Supply by and between Corautus Genetics Inc. and Boehringer Ingelheim Austria GmbH, dated May 13, 2005 (incorporated by reference from Exhibit 10.1 of our Form 8-K filed May 19, 2005).

10.3	Common Stock Purchase Agreement by and among Corautus Genetics Inc. and the Purchasers named therein, dated June 24, 2005.

10.4	Investment Agreement between Corautus Genetics Inc. and Boston Scientific Corporation dated as of June 27, 2005.

10.5	Registration Rights Agreement between Corautus Genetics Inc. and Boston Scientific Corporation dated as of June 27, 2005.

10.6	Third Amendment to Loan Agreement by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation made and entered into as of June 27, 2005.

10.7*	First Amendment to Distribution Agreement between Corautus Genetics Inc. and Boston Scientific Corporation entered into as of June 27, 2005.

10.8*	Second Amendment to Development Agreement by and between Corautus Genetics Inc. and Boston Scientific Corporation made as of June 27, 2005.

10.9	Senior Convertible Promissory Note (No. 004) of Corautus Genetics Inc. and Vascular Genetics Inc. in favor of Boston Scientific Corporation dated June 30, 2005.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2005.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)