Form 10-Q
period 2005-09-30
CORAUTUS GENETICS INC
filed 2005-11-14
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 OR

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2005, was 19,606,079.

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2005 and 2004 and the period from July 1, 1991 (inception) to September 30, 2005	4

	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2005 and 2004 and the period from July 1, 1991 (inception) to September 30, 2005	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signature		17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,950,643	$371,882
Short-term investments	33,900,000	24,115,000
Restricted cash	680,901	—
Accounts receivable	23,458	63,645
Other current assets	266,029	651,691

Total current assets	36,821,031	25,202,218
Property and equipment, net	101,792	92,832
Restricted cash	—	680,901
Other assets	33,971	38,705

Total assets	$36,956,794	$26,014,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,134,130	$1,017,617
Accrued employee benefits	171,794	112,490
Accrued clinical trial costs	2,068,714	370,554
Other accrued liabilities	161,353	255,366
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	1,122,627	736,378

Total current liabilities	4,741,951	2,575,738
Notes and interest payable	15,879,085	10,329,477
Lease settlement obligation, net of current portion	—	1,078,910
Other long-term liabilities	3,808	—
Deferred revenue, net of current portion	736,111	798,611
Stockholders’ Equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 19,636,303 issued, 19,606,079 outstanding as of September 30, 2005; and 14,588,997 shares issued and outstanding as of December 31, 2004	19,636	14,589
Additional paid-in capital	116,122,846	97,288,586
Treasury stock – 30,224 shares at cost, as of September 30, 2005	(157,029)	—
Deficit accumulated during development stage	(100,391,001)	(86,072,642)

Total stockholders’ equity	15,595,839	11,231,920

Total liabilities and stockholders’ equity	$36,956,794	$26,014,656

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		July 1, 1991 (inception) to September 30, 2005
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$20,833	$20,833	$62,500	$62,500	$2,722,903

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	3,683,869	1,003,291	11,484,998	3,795,951	53,546,463
General and administrative	932,246	799,522	2,879,394	2,813,250	26,246,093
Write-off of acquired in-process technology	—	—	—	—	24,405,005
Write-off of property and equipment	—	—	—	—	2,594,042

Total costs and expenses	4,616,115	1,802,813	14,364,392	6,609,201	107,613,481

Loss from operations	(4,595,282)	(1,781,980)	(14,301,892)	(6,546,701)	(104,890,578)
Other income (expense), net	(95)	5,809	15,598	10,063	110,485
Interest expense	(243,308)	(123,097)	(583,339)	(277,462)	(2,974,866)
Interest income	276,542	75,301	551,274	140,748	3,638,165

Net loss	$(4,562,143)	$(1,823,967)	$(14,318,359)	$(6,673,352)	$(104,116,794)

Basic and diluted loss per share	$(0.25)	$(0.13)	$(0.89)	$(0.53)

Number of weighted-average shares used in the computation of basic and diluted loss per share	18,484,797	13,617,553	16,056,730	12,653,537

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004	July 1, 1991 (inception) to September 30, 2005
Cash flows from operating activities:
Net loss	$(14,318,359)	$(6,673,352)	$(104,116,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	77,655	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	81,991	168,736	3,702,042
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	154,712	2,135,084
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(4,705)	(9,091)	3,023,802
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred rent	—	(13,160)	—
Deferred revenue	(62,500)	(62,500)	819,444
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	40,187	31,418	77,683
Other current assets	385,662	312,077	(266,029)
Other assets	1,400	(7,717)	(794,873)
Accounts payable	116,513	(291,354)	813,447
Other current liabilities	1,692,829	(76,594)	2,435,398
Interest payable	549,608	—	879,085
Other long-term liabilities	—	175,068	(13,160)
Lease settlement obligation	(225,000)	(850,000)	(1,150,000)

Net cash used in operating activities	(11,742,374)	(7,064,102)	(63,473,807)
Cash flows from investing activities:
Purchase of short-term investments	(47,575,000)	(50,800,000)	(148,623,300)
Sale of short-term investments	37,790,000	23,710,000	114,723,300
Purchase of property and equipment	(48,149)	(24,720)	(5,739,191)
Proceeds from sale of property and equipment	4,800	47,039	213,992

Net cash used in investing activities	(9,828,349)	(27,067,681)	(39,425,199)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	5,000,000	7,500,000	18,415,292
Repayment of capital lease and notes payable	(32,794)	(271,024)	(3,299,425)
Proceeds from exercise of options and warrants	252,633	220,365	1,518,253
Proceeds from sale of common stock, net of issuance costs	17,929,645	17,990,693	61,413,065
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	23,149,484	25,440,034	104,849,649

Net increase (decrease) in cash and equivalents	1,578,761	(8,691,749)	1,950,643
Cash and equivalents, beginning of period	371,882	8,911,994	—

Cash and equivalents, end of period	$1,950,643	$220,245	$1,950,643

See accompanying notes.

Corautus Genetics Inc.

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

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

2. Description of Business

Corautus is a biopharmaceutical company dedicated to the development of innovative gene transfer therapy products for the treatment of cardiovascular (severe angina) and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene transfer therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

3. Short-Term Investments

As of September 30, 2005 and December 31, 2004, Corautus had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of September 30, 2005 and December 31, 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

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

As required under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	61%	89%	53%	93%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.8%	2.78%	3.7%	2.72%
Expected life, in years	3.0	3.0	3.0	2.6

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Corautus’ pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Loss:
As reported	$(4,562,143)	$(1,823,967)	$(14,318,359)	$(6,673,352)
Add: Stock-based employee compensation (benefit) expense included in net loss	—	(33,257)	—	50,712
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(623,280)	(665,754)	(1,821,936)	(1,724,986)

Pro Forma Net Loss	$(5,185,423)	$(2,522,978)	$(16,140,295)	$(8,347,626)

Basic and Diluted net loss per share:
As reported	$(0.25)	$(0.13)	$(0.89)	$(0.53)
Pro Forma	$(0.28)	$(0.19)	$(1.01)	$(0.66)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after December 15, 2005. Corautus will adopt SFAS No. 123R in the first quarter of 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share discussed above.

5. Net Loss Per Share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month and nine-month periods ended September 30, 2005 and 2004. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

6. Financing Transactions

On August 11, 2005, the shareholders approved the sale and issuance to Boston Scientific Corporation of 2,105,264 shares of Corautus common stock at a purchase price of $3.80 per share pursuant to an investment agreement entered into on June 27, 2005. The proceeds resulting from the sale (approximately $8,000,000 less direct expenses of approximately $86,000) will be used to fund projected operations, including expenditures related to the Phase IIb GENASIS trial, costs incurred under the manufacturing agreement in developing processes and procedures for the intended production of VEGF-2 for a Phase III trial, and the initial costs related to conducting a planned Phase III clinical trial.

7. Lease Settlement Obligation

In May 2003, Corautus entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. Corautus entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. In the quarter ended September 30, 2005, Corautus made payments totaling $75,000 to the landlord pursuant to the settlement agreement. As of September 30, 2005, the recorded liability for this obligation totaled $1,122,627. Of the total remaining liability, $680,901 is secured by a letter of credit, $49,627 is to be paid in cash, and $392,099 is to be settled by issuance of common stock.

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

This report may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our ongoing clinical trial, including its cost, projections about our future results of operations or our financial condition, benefits of achieving Fast Track designation, benefits from the alliance with Boston Scientific, benefits from manufacturing agreements, research, development and commercialization of our product candidates, the potential of additional product candidates or indications, sufficient and timely enrollment of suitable patients in our clinical trial, whether early-stage clinical trial results are any indication of results in subsequent clinical trials, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products on a timely and cost efficient basis, approval of our product candidates, meeting additional capital requirements and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risks discussed in Corautus’ Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-15833) filed March 22, 2005, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene transfer therapy products for the treatment of cardiovascular (severe angina) and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Under the name UroGen Corp., UroGen operated as a division of Medstone International, Inc. between July 1, 1991 (Inception) and June 30, 1995. UroGen changed its name to GenStar Therapeutics Corporation in March 2000. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene transfer therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene transfer therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease.

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

In March 2005, the FDA approved several amendments to the clinical trial protocol for the GENASIS trial relating to patient enrollment requirements for the trial. Corautus expects the changes will have the effect of broadening the base of patients who are eligible to enroll in the study, and therefore may accelerate patient recruitment. As of November 9, 2005, 196 patients have been treated in the GENASIS Phase IIb clinical trial. There are currently 30 institutions in this clinical trial that have treated one or more patients. Recently, Corautus launched a marketing campaign in several markets where there are active clinical sites, with the goal of raising patient awareness of the GENASIS trial, and we expect the rate of treating patients to accelerate over the remaining time of the GENASIS trial. We expect to complete the enrollment of patients in the GENASIS trial in the first quarter of 2006.

On August 10, 2005, we entered into a License Agreement and Material Transfer Agreement with Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) that could lead to clinical trials by Corautus to evaluate the safety and efficacy of VEGF-2 for the treatment of diabetic neuropathy. Under the agreements, Corautus will provide its proprietary vascular endothelial growth factor, VEGF-2, for evaluation in the 64 patient, Phase I trial for treating diabetic neuropathy now underway at CSEMC that is funded by a grant from the National Institutes of Health. If Phase I trial data are promising, Corautus has the exclusive right to develop and commercialize VEGF-2 for the treatment of diabetic neuropathy, and will receive the benefit of the intellectual property, data and research from the Phase I trial conducted by CSEMC.

In November, 2005, the FDA granted Fast Track designation to Corautus for VEGF-2 for the treatment of severe angina associated with cardiovascular disease. The Fast Track program was created to facilitate the development and expedite the review of new therapeutics that are intended to treat serious or life threatening diseases, and that demonstrate the potential to address unmet medical needs. Fast Track designated therapeutics are eligible for priority review (generally 6 months versus the average 12 months).

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

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the nine months ended September 30, 2005 and 2004 were $62,500 and for each of the three months ended September 30, 2005 and 2004 were $20,833. Revenues were from the sublicense of certain patents to Boston Scientific Corporation concurrent with Boston Scientific’s investment in Corautus in July 2003. We do not anticipate revenues from the sale of products for at least four to six years. All anticipated revenues from the sale of products are contingent on the success of our clinical trials.

Research and development and acquired in-process technology

During 2004 and 2005, research and development costs consisted primarily of personnel, consultants and other costs associated with preparing for and conducting our GENASIS Phase IIb clinical trial and costs incurred under the manufacturing agreement in developing processes and procedures for the intended production of our clinical material for planned Phase III clinical trials and commercial use.

Research and development expense during the nine months ended September 30, 2005 and 2004 was approximately $11,485,000 and $3,796,000, respectively, and for the three months ended September 30, 2005 and 2004 was approximately $3,684,000 and $1,003,000, respectively. Research and development expense increased approximately $7,689,000, or 203%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and $2,681,000, or 267%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in research and development expense was primarily caused by our ongoing GENASIS Phase IIb clinical trial that began in Fall 2004, including patient treatment costs and clinical research organization costs and by costs incurred under the manufacturing agreement in developing processes and procedures for the intended production of our clinical material for planned Phase III clinical trials and commercial use.

We estimate that it will take at least three to five years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and administrative expense

General and administrative expense during the nine months ended September 30, 2005 and 2004 was approximately $2,879,000 and $2,813,000, respectively, and for the three months ended September 30, 2005 and 2004 was $932,000 and $800,000, respectively. General and administrative expense increased approximately $66,000, or 2%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and $132,000, or 17%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in general and administrative expense was primarily due to additional personnel-related costs in addition to higher professional and consulting fees incurred related to preparation for compliance with internal controls reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). General and administrative expense includes the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. We expect the number of financial and administrative employees and overall general and administrative expenses to remain relatively constant for the rest of 2005. However in 2006, we do expect an increase in general and administrative expenses primarily due to expected expenditures to be incurred in compliance with internal controls reporting under Section 404 of SOX.

Interest income and expense

Interest income for the nine months ended September 30, 2005 and 2004 of approximately $551,000 and $141,000, respectively, and for the three months ended September 30, 2005 and 2004 of approximately $277,000 and $75,000, respectively, is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The increase in interest income is due to increases in the balances in those investments and in the investment yield.

Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $583,000 and $277,000, respectively and for the three months ended September 30, 2005 and 2004 was approximately $243,000 and $123,000, respectively. The increase in interest expense is due to the timing of issuance of the notes payable partially offset by lower interest on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2005, we have primarily financed our operations through three means: private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation, and our relationship with Baxter Healthcare. We have raised approximately $55.5 million in private placements of equity, $16.4 million in private placements of convertible debt securities, $16.0 million in net proceeds from Boston Scientific Corporation, and $14.9 million in equity funding from Baxter Healthcare.

Net cash used in operating activities during the nine months ended September 30, 2005 and 2004 was approximately $11,742,000 and $7,064,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash used in investing activities during the nine months ended September 30, 2005 and 2004 was approximately $9,828,000 and $27,068,000, respectively, which consists of sales of short-term investments, purchases of short-term investments and the purchase and sales of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was approximately $23,149,000 and $25,440,000, respectively. Net cash provided by financing activities consists primarily of proceeds from the private sales of common stock and warrants, the exercise of stock options and warrants and proceeds from convertible debt, offset by repayments of capital leases and notes payable.

As of September 30, 2005, we had cash, cash equivalents and short-term investments totaling approximately $35,851,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next four years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

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

On May 13, 2005, we entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease. The Manufacturing Agreement has a term extending from its execution until seven years after the first licensing of VEGF-2, renewable thereafter on successive four-year terms unless either party terminates with 24 months notice. We estimate that our total payments under the agreement will be approximately 11.2 million euros (equating to approximately 13.4 million in U.S. dollars as of September 30, 2005), of which approximately 3.9 million euros have been paid through September 30, 2005 and approximately 0.8 million additional euros are expected to be paid by December 31, 2005. In 2006, we expect to pay approximately 1.2 million euros, and the majority of the remaining balance is expected to be paid in 2007 and 2008.

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

Susan Darke, individually and as Executrix of the Estate of Roger J. Darke v. Estate of Dr. Jeffrey Isner, et al., Suffolk Superior Court, Suffolk County Massachusetts (Case No. SUCV2002-02194). Vascular Genetics has been named as a defendant in the above titled action, alleging that Vascular Genetics is liable for intentional battery, wrongful death, gross negligence, intentional infliction of emotional distress, product liability, deceit/intentional misrepresentation/fraud in the inducement, and loss of consortium. The complaint does not state a specific dollar amount for the damages sought by the plaintiff. However, pursuant to a letter required by Massachusetts law to be delivered to the defendants, the plaintiff demanded $5,000,000. Subsequent to such letter, the plaintiff has offered to settle this matter for $947,000. Vascular Genetics believes it has insurance coverage for any amounts that may be awarded in this action. Discovery has concluded and Corautus anticipates that the trial will begin in the first half of 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2005, Corautus entered into an investment agreement whereby Boston Scientific Corporation would purchase 2,105,264 shares of restricted common stock for a per share purchase price of $3.80. The $8.0 million in proceeds resulting from the sale of shares of common stock to Boston Scientific was held in escrow, pending stockholder approval of the transaction in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D)(ii).

On August 11, 2005, the Corautus stockholders approved the Boston Scientific sale and issuance. Correspondingly, Corautus issued 2,105,264 shares of common stock to Boston Scientific pursuant to the investment agreement and received the $8.0 million in proceeds held in escrow.

This offer and sale of the shares of common stock was made in a private transaction without any general solicitation or advertising and exclusively to “accredited investors” as defined in Rule 501(d) of the Securities Act. Corautus claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of shareholders was held in Atlanta, Georgia on August 11, 2005. At the Special Meeting, the shareholders were presented with two proposals as set forth in our Notice of Special Meeting and Proxy Statement, both of which were approved.

Out of 18,920,997 shares of stock entitled to vote at such meeting based upon the record date of July 5, 2005, there were present in person or by proxy an aggregate of 11,184,647 shares, constituting a quorum.

The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

Proposal 1. The shareholders approved the sale and issuance to Boston Scientific Corporation of 2,105,264 shares of Corautus common stock at a purchase price of $3.80 per share.

For	Against	Abstain
10,930,050	251,823	2,774

Proposal 2. The shareholders approved the amendment to the Certificate of Designation of Preferences and Rights of Series D Preferred Stock in the form presented to the stockholders in the proxy materials for the Special Meeting of Stockholders.

For	Against	Abstain
10,869,353	246,277	69,017

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
10.1		Investment Agreement by and between Corautus Genetics Inc. and Boston Scientific Corporation dated as of June 27, 2005 (incorporated by reference from Exhibit 10.4 of our Form 10-Q filed August 12, 2005).

10.2		Registration Rights Agreement by and between Corautus Genetics Inc. and Boston Scientific Corporation dated as of June 27, 2005 (incorporated by reference from Exhibit 10.5 of our Form 10-Q filed August 12, 2005).

10.3	*	License Agreement by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc. dated as of August 10, 2005.

10.4	*	Material Transfer Agreement by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc. dated as of August 10, 2005.

31.1		Section 302 Certifications of Richard E. Otto, Chief Executive Officer, and Robert T. Atwood, Chief Financial Officer.

32.1		Section 906 Certifications of Richard E. Otto, Chief Executive Officer, and Robert T. Atwood, Chief Financial Officer.

*	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.

CORAUTUS GENETICS INC. a Delaware corporation

/S/ JACK W. CALLICUTT
Jack W. Callicutt Vice President, Finance and Administration Chief Accounting Officer (Principal Accounting Officer)