Form 10-K
period 2005-12-31
CORAUTUS GENETICS INC
filed 2006-03-20
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(404) 526-6200

Securities Registered Pursuant to Section 12(b) of the Act

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange Where Registered
Common Stock, $.001 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Check one: Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2005 was $54,025,023. As of March 14, 2006, there were 19,717,242 shares of the registrant’s common stock ($0.001 par value) outstanding.

Documents Incorporated by Reference: Specifically identified portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 11, 2006, are incorporated by reference in Part III hereof.

CORAUTUS GENETICS INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-K

-i-

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied. This annual report and the documents incorporated by reference in this annual report may contain forward–looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our clinical trials, including its cost, projections about our future results of operations or our financial condition, benefits of achieving Fast Track designation, benefits from the alliance with Boston Scientific, benefits from manufacturing agreements, research, development and commercialization of our product candidates, the potential of additional product candidates or indications, sufficient and timely enrollment of suitable patients in our clinical trial, whether early-stage clinical trial results are any indication of results in subsequent clinical trials, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our product candidates on a timely and cost efficient basis, approval of our product candidates, meeting additional capital requirements and other risks that could cause actual results to differ materially. The forward–looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward–looking statements.

PART I

ITEM 1. BUSINESS

Corautus Genetics Inc. (referred to as “we,” “us,” “our” or “Corautus”) is a biopharmaceutical company dedicated to the development and commercialization of innovative gene therapy products for the treatment of cardiovascular and peripheral vascular disease. We are focusing our efforts and resources on the clinical development of gene therapy product candidates using a growth factor known as Vascular Endothelial Growth Factor 2, or VEGF-2.

Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995.

The following discussion must be read in conjunction with, and is subject to, the risks and uncertainties set forth in “Risk Factors” in Item 1A of this report.

Recent Events

On January 6, 2006, we entered into a material transfer agreement with Caritas St. Elizabeth’s Medical Center of Boston, Inc. in connection with its clinical trial to evaluate the safety and efficacy of VEGF-2 for the treatment of patients suffering with moderate or high-risk critical limb ischemia. Under the agreement, we will provide VEGF-2 for evaluation in the 64 patient, Phase I trial for the treatment of critical limb ischemia. Caritas St. Elizabeth’s is the sponsor of this clinical trial which is being conducted under a funding grant from the National Institutes of Health. We have the right to utilize and reference the Caritas St. Elizabeth’s clinical trial data as part of our own clinical and commercialization program.

On March 14, 2006, we announced that in conjunction with Boston Scientific Corporation, we have temporarily suspended patient treatments in our Phase IIb GENASIS clinical trial. Boston Scientific requested the voluntary suspension as a result of three recently reported serious adverse events of pericardial effusion, which do not appear to be related to the VEGF-2 biologic. Pericardial effusion is a condition characterized by excess fluid in the pericardial sac that surrounds the heart. The percentage of cases requiring further intervention due to pericardial effusion in the GENASIS trial to date has been 1.37 percent. We notified the U.S. Food and Drug Administration (“FDA”) of the voluntary suspension prior to making the public announcement, and in a subsequent teleconference, we were informed that the FDA had placed the trial on clinical hold.

Our Core Technology – Vascular Endothelial Growth Factor 2, or “VEGF-2”

Our gene therapy treatment approach is based upon the research of the late Dr. Jeffrey Isner, former Chief of Vascular Medicine and Cardiovascular Research at Caritas St. Elizabeth’s. Our VEGF-2 product candidates are designed to induce therapeutic angiogenesis, which is the stimulation of blood vessel formation, to restore blood flow to ischemic, or oxygen deprived, muscle caused by cardiovascular or peripheral vascular disease. In this way, we seek to treat a cause of the underlying condition rather than the symptoms of the disease. Our approach to therapeutic angiogenesis involves the injection of naked plasmid DNA, or DNA that is formulated without modifying materials such as liposomes or pegylation, directly into the ischemic muscle. Our approach does not use any viral delivery mechanisms and, therefore, no plasmid DNA is inserted into the host genome. We believe that our approach achieves a beneficial biological effect while minimizing potential toxicity and immunogenicity, or the stimulation of an antibody response, associated with viral vectors. In addition, naked plasmid DNA is rapidly broken down in circulating blood, thus minimizing exposure to other organs and enabling the potential for additional treatments to new ischemic areas that may develop due to the progressive nature of cardiovascular and peripheral vascular disease.

Through our wholly-owned subsidiary, Vascular Genetics Inc., we hold an exclusive, worldwide license from Human Genome Sciences, Inc. to make, use and sell products utilizing its VEGF-2 technology, including VEGF-2 in a plasmid DNA, in the field of gene therapy for the treatment of vascular disease and diabetic neuropathy. Vascular Genetics also holds licenses from Caritas St. Elizabeth’s, Vical Incorporated, and Boston Scientific Corporation relating to gene therapy delivery methods and the use of DNA to induce a therapeutic effect. We also have entered into a collaboration agreement with Boston Scientific Corporation to utilize Boston Scientific’s Stiletto™ endocardial direct injection catheter system to deliver the VEGF-2 plasmid DNA directly to the affected cardiac muscle in clinical trials.

We currently are developing product candidates using the VEGF-2 material for two indications, the treatment of cardiovascular disease and the treatment of peripheral artery disease.

We are sponsoring what we believe is currently the largest cardiac angiogenesis clinical trial in the world for our lead VEGF-2 product candidate for severe angina. The GENASIS Phase IIb clinical trial is a 404 patient study designed to evaluate the safety and efficacy of VEGF-2 delivered by catheter directly into the ischemic tissue of the heart. The FDA has granted Fast Track designation for this VEGF-2 program for severe angina. As part of our strategic collaboration with Boston Scientific, we use the Stiletto™ catheter to deliver the VEGF-2 product candidate. In January 2006, an independent data monitoring committee recommended continuation of the GENASIS trial after completing its third and final scheduled safety review of the first 240 patients; however, on March 14, 2006, we temporarily suspended patient treatment in the GENASIS trial. This action was taken at the request of Boston Scientific as a result of three recently reported serious adverse events. We have notified the FDA of our voluntary suspension, and in response the FDA has placed the trial on clinical hold. Due to the uncertainty as to when the FDA will remove its clinical hold, we currently are not able to estimate when we expect to have efficacy results from the GENASIS trial available or when we expect to initiate a Phase III clinical trial.

In addition, we are collaborating with Caritas St. Elizabeth’s on two ongoing Phase I trials studying the effect of VEGF-2 for the treatment of diabetic neuropathy and critical limb ischemia. We have the right to use the data from these trials, at minimal cost to us, which could lead to additional trials by us for those indications. We also are planning to file an investigational new drug application, or IND, with the FDA for a clinical trial to evaluate the safety and efficacy of VEGF-2 for the treatment of Buerger’s disease, for which the FDA has granted Orphan Drug status.

Cardiovascular and Vascular Disease: Markets and Current Treatments

Cardiovascular Disease, Including Coronary Heart Disease and Angina

According to the most recent statistics available from the American Heart Association (“AHA”), cardiovascular disease caused approximately 37% of all deaths in the United States in 2003. Further, the AHA estimates that more than 71.3 million Americans have one or more types of cardiovascular disease and that the current annual direct and indirect costs of treatment for cardiovascular disease, including stroke, in the United States is approximately $403.1 billion.

In 2003, according to the AHA statistics, the single leading cause of death in the United States in 2003 was due to coronary heart disease. Coronary heart disease is a condition characterized by a narrowing of the coronary arteries and reduced blood flow, and therefore oxygen, to the heart. The primary symptoms of coronary heart disease are heart attack and angina. Angina is the medical term for chest pain or discomfort due to myocardial ischemia, or lack of blood flow and oxygen to the heart muscle. The AHA estimates that approximately $142 billion will be spent in direct and indirect costs in 2006 relating to coronary heart disease.

The AHA estimates that approximately 6.5 million individuals in the United States have angina. Of these individuals with angina, we believe that there are currently 750,000 to 1,000,000 patients diagnosed as having Class III or Class IV angina, and 100,000 to 200,000 new patients are diagnosed annually with refractory angina, which means they cannot be successfully treated with conventional cardiovascular therapies. In most cases, these individuals have undergone multiple invasive procedures or surgeries that have been unsuccessful in relieving their angina. We believe that this patient population could represent a potential $1 billion annual market in the United States.

Current treatments for coronary heart disease and angina include invasive techniques to help restore adequate blood flow to ischemic regions of the heart and drug therapies to either expand the walls of the arteries to increase blood flow to the heart or reduce heart rate and its corresponding demand for oxygen to relieve angina. An initial treatment typically includes drug therapies, such as beta-blockers, calcium channel blockers, and nitrates. These drug therapy treatments may not always be effective in alleviating angina symptoms entirely. As coronary heart disease and angina progress, patients typically require invasive surgical procedures including placement of coronary artery stents, balloon angioplasty and bypass surgery. In general, these invasive procedures seek to clear or bypass diseased coronary blood vessels to increase blood flow to the heart muscle. The AHA estimates that approximately 1,244,000 angioplasty or stent procedures and 467,000 coronary artery bypass graft procedures were performed in the United States in 2003. Frequently, the effectiveness of these procedures may be limited because the coronary blood vessels are often severely narrowed as the disease progresses or the blocked blood vessel may be in an area that is difficult to access.

Angina may be categorized as either stable angina or unstable angina. Patients with stable angina have episodes of chest pain or discomfort that are usually predictable and occur during physical exertion or while under mental or emotional stress. The Canadian Cardiovascular Society divides angina into four classes. Class III angina is characterized by a marked limitation of ordinary physical activity. The most severe class of angina, Class IV, is characterized by an inability to carry on any physical activity without discomfort. We have selected refractory Class III or Class IV angina patients as the initial candidates for our lead VEGF-2 product candidate because we believe this patient population represents an unmet medical need due to their poor quality of life and lack of effective treatment alternatives.

Diabetic Neuropathy and Peripheral Artery Disease, Including Critical Limb Ischemia and Buerger’s Disease

Diabetic Neuropathy

Diabetic neuropathy is a nerve disorder caused by diabetes in which uncontrolled blood sugar levels can damage nerves throughout the body. According to American Diabetes Association statistics, 20.8 million people have diabetes in the United States and approximately 1.3 million Americans over the age of 20 are newly diagnosed with the disease each year. An estimated 50% of those with diabetes have some form of neuropathy, but not all with neuropathy have symptoms. Approximately 30% of hospitalized and 20% of community-dwelling diabetes patients have peripheral neuropathy. Common symptoms include numbness, pain, imbalance or tingling in the feet or legs. Current treatments focus mainly on prevention, including proper foot care and monitoring glucose levels to ensure they are within normal ranges. Once diagnosed, diabetic neuropathy treatments involve the use of various pain medications. If the diabetic neuropathy results in ulcerative formation in the extremities typical wound care treatments are employed as appropriate. Diabetic neuropathy can lead to more serious problems such as foot ulceration initiated by trauma that is unapparent to the patient. These ulcerations can lead to gangrene and lower extremity amputation, a complication that is 15 times higher in diabetic versus non-diabetic patients. According to the National Institutes of Health, more than half of the 86,000 annual lower limb amputations in the United States occur in diabetics.

Peripheral Artery Disease

Peripheral artery disease refers to diseases of the blood vessels outside of the heart and brain, and often involves a narrowing of the vessels carrying blood to leg and arm muscles. In 2003, the American Diabetes Association estimated that peripheral artery disease affected 12 million people in the United States. We currently are studying VEGF-2 for the treatment of two peripheral artery disease indications- critical limb ischemia and Buerger’s disease. Critical limb ischemia is a severe manifestation of peripheral artery disease in which patients often experience persistent pain in an affected limb and is often accompanied by skin ulceration that does not improve without clinical intervention. Buerger’s disease (also known as thromboangiitis obliterans) is a rare disease characterized by narrowing or blockage (occlusion) of the veins and arteries of the extremities, resulting in reduced blood flow to these areas. The disease may cause extreme pain of the lower arms and legs, cramping, limping, sores on the extremities, numbness and tingling. Buerger’s disease typically affects young or middle-aged male cigarette smokers. In severe cases, critical limb ischemia and Buerger’s disease may cause gangrene, resulting in amputation of patients’ limbs.

A primary objective in treating patients with critical limb ischemia and Buerger’s disease is to increase blood flow to the affected limb. Current treatments include drug treatments, such as anti-thrombotics, to prevent the blood from clotting and intrusive techniques such as bypass surgery and a type of angioplasty used to dilate narrowed peripheral arteries.

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

Our Approach to Therapeutic Angiogenesis

VEGF-2 is a naturally occurring protein that acts as a growth factor to stimulate the migration and proliferation of endothelial cells, which are essential components in the development of blood vessels. When injected into ischemic muscle tissue, the VEGF-2 gene (pVEGF-2) encodes the VEGF-2 protein and is believed to stimulate the creation of blood vessels into nearby tissue. Unlike some other angiogenesis factors, the VEGF-2 gene is selective for endothelial cells and is secretory in nature, which results in more efficient protein production. Further, we believe that VEGF-2 stimulates angiogenesis, and this effect is enhanced in ischemic tissue.

Because a plasmid will be rapidly degraded when injected directly into the bloodstream, some gene therapy methods for vascular and other diseases use a delivery vehicle, or vector, that carries a therapeutic gene for direct delivery to the cells. By contrast, our gene therapy approach delivers a naked VEGF-2 plasmid directly to the ischemic tissue. This VEGF-2 plasmid is referred to as naked because it contains no accessory packaging, such as encapsulation within a virus or liposome vector.

We have specifically chosen this plasmid delivery vector because we believe it is the means of achieving the maximum therapeutic effect of VEGF-2 in a safe manner. Because coronary heart disease and peripheral artery disease are progressive, we believe there is an opportunity to treat future ischemic regions within a patient’s myocardium or extremities as the disease affects other areas of the heart or limbs. We believe the use of a naked plasmid delivery is well suited to this application as it provides short term but effective expression of the VEGF-2 protein for which it encodes. We also believe the use of naked DNA plasmid is less likely to stimulate an immunological response in patients as compared to the use of a viral vector and therefore increases the likelihood of future treatments with the same vector while minimizing the risks associated with initial treatment sensitization.

For the treatment of severe angina, we inject VEGF-2 naked plasmid DNA directly into the ischemic tissue of the heart through a percutaneous catheter. Endocardial injection is a more localized delivery mechanism than intracoronary injection procedures, and we believe endocardial injection is preferable to a surgical procedure such as thoracotomy where general anesthesia is required. In the GENASIS trial we are testing the delivery of VEGF-2 through a proprietary catheter developed by Boston Scientific known as the Stiletto™ endocardial direct injection catheter system. In this treatment, the catheter is inserted percutaneously into the femoral artery in the thigh and then advanced into the heart. Once the catheter is properly positioned, the VEGF-2 plasmid is injected through a retractable needle into the ischemic heart muscle. The injected plasmid VEGF-2 then results in the expression of the VEGF-2 protein, which we believe stimulates the production of new blood vessels in the ischemic heart muscle.

We believe our delivery mechanism offers several advantages over other gene therapy approaches. First, the Stiletto™ is a minimally invasive catheter-based delivery system. It does not require surgery and therefore may be performed in facilities employed for standard cardiac diagnostic and therapeutic catheter procedures in the normal course of existing standard of care for these patients. Second, the Stiletto™ allows direct endocardial injection into ischemic myocardial tissue, which results in better VEGF-2 retention in the ischemic zone and reduces the undesirable migration of VEGF-2 outside the targeted zone. Lastly, the Stiletto™ system relies on standard catheterization lab angiography imaging equipment and does not require additional investment in and training on specialized equipment. For the treatment of peripheral artery disease, we inject VEGF-2 plasmid directly with a hypodermic needle into the skeletal muscle of the affected limb.

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

Clinical Trials of Our Product Candidate for Severe Angina Related to Coronary Heart Disease

Our product candidate for the treatment of severe angina related to coronary heart disease has completed both a Phase I clinical trial using a surgical procedure to deliver the VEGF-2 plasmid directly to the heart muscle and a Phase I/IIa clinical trial for the percutaneous catheter delivery of the VEGF-2 plasmid directly to the heart muscle.

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

Patients were followed for clinical events after one year by hospital records, follow-up visits or telephone contact. The investigators’ published data indicated at the two year follow-up, no patients had Class IV angina, and only three (11.5%) had Class III angina, while the remaining had Class I or II angina. The published two year follow-up results are believed to demonstrate prolonged clinical benefit as measured by improvement of patients’ angina two years following treatment (p < 0.05) with no reported complications directly related to the gene therapy procedure.

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

The 19 patients enrolled in the study suffered from multi-vessel coronary heart disease that was not suitable for angioplasty or bypass surgery. In addition, all patients were classified as having Class III or IV angina refractory, or resistant, to maximum medical therapy prior to the clinical trial. These patients were randomized in a double-blind fashion to receive injections of a placebo or the VEGF-2 plasmid in doses of either 200, 800, or 2,000 micrograms. Seven patients were randomized to receive six injections each of the placebo, and 12 patients were randomized to receive six injections each of the VEGF-2 plasmid. Because enrollment was limited to 19 patients rather than the 27 proposed, the doses of the VEGF-2 plasmid in the trial were pooled. Of the 12 patients randomized to receive injections of the VEGF-2 plasmid, six patients received doses of 200 micrograms and six patients received doses of 800 micrograms.

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

We initiated the GENASIS trial on August 31, 2004. GENASIS is a multicenter, randomized, four-arm, double-blind study of up to 404 patients in approximately 30 institutions in the United States evaluating the efficacy and safety of three doses (20, 200, 800 micrograms) of VEGF-2 versus placebo percutaneously delivered via the Stiletto™ catheter. On March 14, 2006, we temporarily suspended patient treatment in the GENASIS trial. This action was taken at the request of Boston Scientific as a result of three recently reported serious adverse events. We have notified the FDA of our voluntary suspension, and in response the FDA has placed the trial on clinical hold. As of March 14, 2006, 295 patients have been treated in the trial; however, due to the uncertainty as to when the FDA will remove its clinical hold, we are not able to estimate when we expect to complete enrollment in the GENASIS trial. The GENASIS trial protocol is designed to evaluate efficacy results 90 days following patient treatment, with additional follow-up at six and 12 months. We plan to perform an interim efficacy analysis shortly after completion of the 90 day evaluations. We have been in discussions with the FDA about how best to accomplish this without compromising data for the six and 12 month follow-up. In addition, the FDA has indicated a heightened interest in the product candidate’s longer term efficacy and safety data that may result in changing the primary efficacy measurement from 90 days to six months or 12 months.

We have received a blinded interim variability analyses of the GENASIS trial data for the first 171 patients treated in the trial. The GENASIS trial size was determined based on earlier Phase IIa results, to support statistically significant determination of the effect of treatment in achieving the study endpoint. Without unblinding trial data to anyone involved with the conduct of the trial, independent biostatistician consultants have reviewed the GENASIS trial’s primary endpoint data and have concluded that the GENASIS trial has greater than 90% power to demonstrate statistical significance on the primary endpoint, which is a greater than 60 second difference in exercise tolerance time between placebo and VEGF-2 with a two-sided alpha <.05. No inference should be drawn from this analysis about the ultimate efficacy results.

On January 20, 2006, an independent Data Monitoring Committee concluded its third and final scheduled interim safety analysis, which consisted of a review of safety data from the first 240 patients in the trial. At the conclusion of the safety analysis, the Data Monitoring Committee again recommended that the trial should continue.

In 2005, the FDA granted us Fast Track designation for VEGF-2 for the treatment of severe angina associated with cardiovascular disease. Under the FDA Modernization Act of 1997, the Fast Track program was created to facilitate the development and expedite the review of new therapeutics that are intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. Fast Track designated therapeutics are eligible for priority review (six months versus the average 12 months) and/or the review of portions of the marketing application prior to the completion of the final registration package.

There is no assurance that the interim data will demonstrate efficacy of any of the three dosages of VEGF-2 being tested in the GENASIS trial. Additionally, due to the uncertainty as to when the FDA will remove its clinical hold, we are not able to estimate when we will be able to initiate further trials. However, if we are able to initiate a Phase III clinical trial, such trial will further test the safety and efficacy of VEGF-2 in refractory Class III and Class IV patients in a multicenter, randomized, double blind, placebo controlled study. We expect that the statistical plan will be powered like the GENASIS trial and that, similar to the GENASIS trial, our primary endpoint for our Phase III trial will be an increase in treadmill exercise tolerance time over baseline. We are in discussions with the FDA to determine the best way to achieve the goal of facilitating rapid initiation of a Phase III trial.

Clinical Trials of Our Product Candidate for Diabetic Neuropathy and Peripheral Artery Disease

We are collaborating with Caritas St. Elizabeth’s for the use of our VEGF-2 material in their 64 patient, Phase I clinical study for treatment of diabetic neuropathy. The study will evaluate the safety and efficacy of intramuscular administration of VEGF-2 to the extremities of patients with diabetic neuropathy. The study is designed to demonstrate improved sensory or motor function based on clinical or electrophysiological testing in patients receiving VEGF-2. We have the right to utilize and reference the Caritas St. Elizabeth’s clinical trial data as part of our own diabetic neuropathy trials if we decide to pursue a clinical trial for this indication.

Additionally, we have granted to Caritas St. Elizabeth’s the right to use VEGF-2 in its Phase I critical limb ischemia trial. This is a randomized, double blind, placebo controlled, dose escalating study in which approximately 64 patients with moderate to high risk critical limb ischemia will receive injections of VEGF-2 into their limbs. The objectives of this study are to evaluate the safety and efficacy measures of rest pain (as assessed by frequency of rest pain, pain medication use, sleeping history and rest pain intensity) or leg ulcer healing (as assessed by ulcer surface area, time to complete healing and ulcer score) of multiple intramuscular doses of VEGF-2 versus placebo. As with the diabetic neuropathy study, we have the right to utilize and reference the Caritas St. Elizabeth’s clinical trial data as part of our own critical limb ischemia clinical trials.

We previously concluded a Phase I clinical trial for the treatment of critical limb ischemia in which a number of the treated patients suffered from Buerger’s disease. Preliminary results from the study, although not statistically significant, showed favorable trends for efficacy and safety. The clinical data from this study has not yet been fully evaluated, and we have not yet prepared a protocol for further clinical trials sponsored by us for this product candidate. In 2006, we plan to file an IND for further clinical trials for Buerger’s disease. The FDA granted Orphan Drug designation to our product candidate for Buerger’s disease, which means that our product candidate may qualify for certain tax credit and marketing exclusivity incentives under the Orphan Drug Act.

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

We believe we have sufficient quantities of the VEGF-2 plasmid to complete the GENASIS trial. On May 13, 2005, we entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease. The Manufacturing Agreement has a term extending from its execution until seven years after the first licensing of VEGF-2, renewable thereafter on successive four-year terms unless either party terminates with 24 months notice. We estimate that our total payments under the agreement will be approximately 11.1 million euros (equating to approximately $13.2 million in U.S. dollars as of December 31, 2005), of which approximately 4.7 million euros have been paid through December 31, 2005. In 2006, we expect to pay approximately 1.3 million euros, and the majority of the remaining balance is expected to be paid in 2007 and 2008.

Licenses and Intellectual Property

We have established a portfolio of licensed patents, intellectual property rights and technologies relating to the development and use of the VEGF-2 technology for the gene therapy treatment. We do not own any of the patents or patent applications relating to our core VEGF-2 technology. We hold exclusive licenses, through Vascular Genetics, from Human Genome Sciences, Inc. and Vical Incorporated and non-exclusive licenses from Caritas St. Elizabeth’s and Boston Scientific to certain U.S. patents, pending U.S. patent applications, and corresponding foreign patent applications. There is no assurance that any patent applications licensed to us will issue as patents, and no assurance that any licensed patents will be held valid if challenged or will cover our technology or provide any commercial advantage to us. In particular, if Human Genome Sciences is unsuccessful in its foreign opposition proceedings, such as those now pending in Europe and Australia concerning Genentech, Inc., Ludwig Institute and Helsinki University Licensing Ltd., then they (and we as licensee) may lose their patent rights, or a third party may secure patent rights, in the relevant countries. Similarly, if an interference or patent litigation is commenced in the United States against Human Genome Sciences or us that affects our right to use VEGF-2 and we fail to succeed in those proceedings, then others may secure patent rights that could be held to be infringed by our sales of VEGF-2. Under those circumstances, we would not have the right to make, use or sell VEGF-2 in the United States or abroad in the absence of licenses from third parties.

Human Genome Sciences- License for VEGF-2

In October 1997, Vascular Genetics secured an exclusive, worldwide license from Human Genome Sciences to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. It was amended in March 2005 to also cover the treatment of diabetic neuropathy. The license agreement requires us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. In addition, the license agreement requires us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license. The patent rights licensed from Human Genome Sciences to us include U.S. Patent No. 5,935,820 covering the encoding gene sequence of VEGF-2, which expires on March 8, 2014; U.S. Patent Nos. 6,040,157 and 6,608,182, which expire on March 13, 2018, covering a full length gene sequence of VEGF-2; and allowed U.S. Patent Application No. 09/921,143, covering the plasmid, the pVGI.1 VEGF-2 expression vector, which contains the full length gene sequence of VEGF-2, which we are using in the GENASIS trial and which will expire on August 3, 2021.

The license agreement with Human Genome Sciences, as amended, requires us to meet certain milestones within specified time periods for the commercialization of the licensed technologies as follows:

•	we must initiate a Phase IIb or Phase III clinical trial in no event later than December 31, 2004; this milestone has been satisfied;

•	if both a Phase II and Phase III clinical trial are required by the FDA, we must initiate the Phase III clinical trial no later than six months after the end of the Phase II meeting, but no later than June 30, 2007; and

•	we must file a biological license application with the FDA for at least one licensed product no later than December 31, 2009.

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

Vical Incorporated- License for Gene Therapy Delivery Methods

In February 2000, Vascular Genetics obtained an exclusive, worldwide license from Vical to develop, make, use and sell products using VEGF-2 and covered by certain patents and patent applications owned by Vical, relating to gene therapy delivery methods and the administration of the drug formulation, for the treatment or prevention of disease in humans using gene therapy. The patent rights licensed from Vical to us include U.S. Patent Nos. 5,580,859, 6,413,942 and 6,673,776 covering methods to deliver naked plasmid DNA into the tissue of a mammal, which expire on December 3, 2013, as well as US. Patent Nos. 5,693,622, 6,228,844 and 6,706,694 covering methods to deliver naked plasmid DNA, including DNA encoding VEGF, into the cardiac tissue of a mammal, which expire on December 2, 2014.

Under the terms of the license agreement, Vical owns all patentable or unpatentable inventions and discoveries regarding Vical’s licensed technology which result from the use of the licensed technology, excluding inventions and discoveries regarding a formulation or combination of the VEGF-2 gene and its delivery vehicle. We have a non-exclusive, royalty-free, perpetual and worldwide license from Vical to use these improvements. The license agreement requires us to make royalty payments to Vical based on a percentage of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. We must also indemnify Vical for all liabilities, losses and expenses in connection with claims arising out of the development, manufacture, possession, distribution, use, testing or sale of licensed products by us or our sublicensees.

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

Boston Scientific Corporation- License for Gene Therapy Delivery; Development and Distribution Agreements

We have extensive agreements with Boston Scientific with respect to VEGF-2 product candidates for diseases of the heart or peripheral vascular system. As part of our strategic alliance, Boston Scientific has granted to us a non-exclusive, non-transferable and royalty free license under all patents owned or licensed and sublicensable by Boston Scientific that are necessary for the development of our VEGF-2 product candidates and the distribution of these products through Boston Scientific. For this license, in connection with distribution, we are required to pay Boston Scientific a royalty equal to a percentage of the wholesale price that Boston Scientific pays us for our VEGF-2 products, when and if such sales are made. In addition, Boston Scientific has agreed to provide certain assistance in developing these VEGF-2 product candidates and has obtained exclusive rights to market, distribute and sell these VEGF-2 products, if and when regulatory approval is obtained.

Pursuant to a development agreement with Boston Scientific, Boston Scientific has agreed to supply at no cost to us injection catheters for our clinical studies under the development agreement and to assist in clinical activities necessary to support the use of the injection catheters, including training of investigators. Under the agreement, we are required to design and sponsor clinical trials and research and development activities for product candidates using VEGF-2 with an injection catheter or hypodermic needle for the treatment of cardiovascular or vascular disease. If either we or Boston Scientific discovers new products for cardiovascular applications we will in good faith discuss joint funding and development. We have agreed to use commercially reasonable efforts to satisfy certain development milestones, and not to enter into development agreements with other parties for the use of our VEGF-2 product candidates delivered through catheters or hypodermic needles for the treatment of cardiovascular disease. However, we may enter into development agreements with others for the use of VEGF-2 for cardiovascular applications if delivered other than by a catheter or hypodermic needles, such as through a coated stent. We also are prohibited from using injection catheters provided by third parties in any clinical trials for development of VEGF-2 products for treatment of the heart or peripheral vascular system.

We have entered into a distribution agreement with Boston Scientific that grants Boston Scientific the exclusive right to market, distribute and sell worldwide our VEGF-2 product candidates for the treatment of diseases of the heart and peripheral vascular system, if and when these products receive the required regulatory approval. Under the agreement, Boston Scientific will purchase these product candidates at a wholesale price based on a percentage of the net revenues received by Boston Scientific for its sales of such products, which wholesale price may not in any event be less than a minimum price designed to recover our costs of production. However, in the event of any sale of our VEGF-2 business, including a merger or other transaction, to certain competitors designated by Boston Scientific from time to time, the percentage upon which the wholesale price is based will be reduced. Boston Scientific has the sole right to establish the prices at which it will sell our VEGF-2 products provided that Boston Scientific cannot charge a price for its injection catheter when coupled with a sale of our VEGF-2 product at a price greater than the average price it charges for those catheters on a stand alone basis.

Caritas St. Elizabeth’s- License for Gene Therapy Delivery; Clinical Trial Collaboration

In February 1999, we received a non-exclusive sublicensable license from Caritas St. Elizabeth’s to certain patents relating to the injection of a gene into ischemic tissue. We sublicensed these rights to Boston Scientific with a grant back of a license that permitted us to use a patent to make, use and sell our product candidates, but without the right to further sublicense. In August 2005, we entered into a separate license agreement with Caritas St. Elizabeth’s in which we obtained an exclusive worldwide license to certain patent applications covering the use of angiogenic growth factors for the treatment of diabetic neuropathy. We are permitted to use the patents that may issue from these applications when using VEGF-2 for the treatment of a peripheral neuropathy, including without limitation, diabetic neuropathy. The license requires certain milestone payments and royalties, substantially all of which are dependent on a patent having issued, and we are responsible for a percentage of the patent prosecution costs after August 2005. We are obligated to use commercially reasonable efforts to develop and commercialize a VEGF-2 product treating a peripheral neuropathy. Caritas St. Elizabeth’s is obligated to complete its Phase I clinical trial testing VEGF-2 for the treatment of diabetic neuropathy generally by August 2007 and to provide us with the data from that trial that we may use and reference in our own FDA filings and clinical trials. Caritas St. Elizabeth’s also has agreed that, other than participating with us, it will not sponsor or participate in any later stage trials as to the use of VEGF-2 for the treatment of diabetic neuropathy as long as the license is in effect.

Additionally, we entered into a material transfer agreement in August 2005 with Caritas St. Elizabeth’s in connection with its 64 patient Phase I diabetic neuropathy trial. Under this agreement we have provided a limited quantity of VEGF-2 that Caritas St. Elizabeth’s can use solely for the purpose of this trial. We have the right to access and reference all data generated from the trial, and Caritas St. Elizabeth’s is obligated to report to us on any safety issues that arise during its trial. A similar material transfer agreement was entered into in January 2006 in connection with Caritas St. Elizabeth’s 64 patient critical limb ischemia trial. Under this agreement we have also provided limited quantities of VEGF-2 that Caritas St Elizabeth’s can use solely for the purposes of this trial. We have the right to access and reference all data generated from the trial. Caritas St. Elizabeth’s has agreed to complete this Phase I trial in approximately 24 months. It also agrees that for a period of five years, other than participating with us, it will not sponsor or participate in any later stage clinical trials as to the use of VEGF-2 for the treatment of peripheral artery disease.

Government Regulation

New drugs and biologics, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. We believe that the pharmaceutical products being developed by us will be regulated either as biological products or as new drugs. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, manufacturing and marketing of biologics and drugs. Obtaining FDA approval has historically been a costly and time-consuming process.

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

We are currently testing our VEGF-2 product candidate with the Stiletto™ catheter as its delivery device, which has also not previously been approved by the FDA. The Center for Drug Evaluation and Research of the FDA has jurisdiction over the approval of this device. We cannot use our product commercially for coronary heart disease unless the Stiletto™ catheter is also licensed. Generally, trials are not conducted under the supervision of both the Center for Biological Evaluation and Research and the Center for Drug Evaluation and Research, and the dual jurisdiction adds to the complexity, time and cost of the trial.

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

We initiated our GENASIS Phase IIb clinical trial on August 30, 2004 to further evaluate the safety and effectiveness of the percutaneous, catheter-based delivery of our VEGF-2 product candidate for the treatment of severe angina. We anticipate that it will take between three to four years for our VEGF-2 product for severe angina to complete clinical trials and, if the trials are successful, to be approved by the FDA.

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

After the completion of clinical trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, the Center for Biological Evaluation and Research will require the submission and approval, depending on the type of biologic, of either a biologic license application or a product license application and an establishment license application before commercial marketing of the biologic. If the product is classified as a new drug, we must file a new drug application with the Center for Drug Evaluation and Research and receive approval before commercial marketing of the drug. In limited circumstances, such as in our trial, both divisions are involved. The new drug application or biologic license applications must include results of product development, laboratory, animal and human studies, and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the new drug application or biologic license applications for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, new drug applications and biologic license applications submitted to the FDA have taken, on average, one to two years to receive approval after submission of all test data. If questions arise during the FDA review process, approval can take more than two years.

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

We are aware of products currently under development by competitors for the treatment of the cardiovascular and vascular diseases targeted by us for our VEGF-2 product candidates. These include gene therapy treatments using multiple gene transfer vectors (e.g. plasmids, adenoviruses and retroviruses) for the purpose of short or long term expression of protein, antisense, SiRNA or other gene modulating factors (e.g. zinc finger proteins). For example, Berlex Laboratories, which is the U.S. affiliate of Schering AG Germany, has previously reported that it has completed a Phase I/II clinical trial and begun a Phase IIb/III clinical trial for a gene therapy product utilizing the FGF-4 fibroblast growth factor gene for the treatment of coronary heart disease. However, on January 30, 2004, Berlex Laboratories announced that it has ceased enrollment in its clinical trials, citing that such trials will not provide sufficient evidence of the efficacy to warrant continued enrollment. In October 2005, Cardium Therapeutics acquired a portfolio of cardiovascular growth factor therapeutics from Schering AG Germany, including the late-stage product candidate, Generx. Cardium reported that based upon a post clinical study analysis of a subset of the Berlex’s Phase IIb/III patient population, it has begun plans to initiate another Phase III clinical trial in that patient population. On January 8, 2004, GenVec announced it had entered into a research collaboration with Cordis Corporation, a Johnson & Johnson company, regarding its gene therapy products. In addition, on March 2, 2005, GenVec, Inc. announced that it had launched its 129 patient Phase IIb randomized, placebo-controlled trial of its BIOBYPASS® angiogen, which is a gene therapy product using the VEGF-121 gene for the treatment of severe coronary heart disease utilizing an adeno viral vector delivery via the Cordis NOGASTAR Mapping and MYOSTAR Injection Catheter. GenVec is currently conducting this study in four centers in Europe and Israel. Further, there has been a number of clinical trials initiated, mainly academically sponsored, for the use of stem cells for the treatment of coronary heart disease. We will also face competition from entities using other traditional methods, new small molecule drugs and mechanical therapies, to treat or slow the progression of cardiovascular and vascular disease. There are currently over 30 recruiting clinical studies being conducted in the United States alone that address angina pectoris and over 1,300 currently recruiting that address some aspect of cardiovascular disease.

Collaborative Efforts with Boston Scientific Corporation- Investment and Marketing and Sales

On July 30, 2003, Corautus entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize VEGF-2 gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was convertible into 1,420,339 shares of common stock as of March 14, 2006, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific committed to purchasing up to $15 million of convertible debt from Corautus based on achievement of certain milestones. The milestones have been achieved and, as of December 31, 2005, the entire $15 million was outstanding under this debt facility. The first debt transaction was for $2,500,000 and closed on December 30, 2003; the second debt transaction was for $5,000,000 and closed on July 22, 2004; the third debt transaction was for $2,500,000 and closed on September 22, 2004; and the fourth debt transaction was for $5,000,000 and closed on June 30, 2005. All of this convertible debt bears interest at the rate of six percent per year and is repayable in three annual payments of interest and principal beginning on the fifth anniversary of the closing of each transaction. Only in the event of a change of control, as defined in the agreements, the outstanding principal amount of the $15 million convertible debt may, at the option of the holder, be converted into 2,235,950 shares of common stock.

Our product candidates must undergo testing and development in clinical trials. We do not currently have any capacity to market and sell any of our products. As above discussed, we have entered into a distribution agreement with Boston Scientific that grants Boston Scientific the exclusive right to market, distribute and sell worldwide our VEGF-2 product candidates for the treatment of diseases of the heart and peripheral vascular system, if and when these products receive the required regulatory approval. Under the agreement, Boston Scientific will purchase these product candidates at a wholesale price based on a percentage of the net revenues received by Boston Scientific for its sales of such products, which wholesale price may not in any event be less than a minimum price designed to recover our costs of production. However, in the event of any sale of our VEGF-2 business, including a merger or other transaction, to certain competitors designated by Boston Scientific from time to time, the percentage upon which the wholesale price is based will be reduced. Boston Scientific has the sole right to establish the prices at which it will sell our VEGF-2 products provided that Boston Scientific cannot charge a price for its injection catheter when coupled with a sale of our VEGF-2 product at a price greater than the average price it charges for those catheters on a stand alone basis.

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

Research and Development Expenses

Research and development expenses totaled approximately $15,949,000, $6,593,000, and $3,217,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

At December 31, 2005, we had 23 employees, including five in research and development, nine in regulatory, clinical and quality assurance and nine in finance and administration.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union, and we believe that our relations with the employees are generally good.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.corautus.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and the information on our website should not be considered part of this document. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http//www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We are a development stage company with a history of insignificant revenues and significant net losses. All of our product candidates are in the developmental stage, and we expect continued net losses for the foreseeable future and we may never become profitable.

We are a development stage company, and we have not yet generated significant revenues. From our inception in July 1991 to December 31, 2005, we have incurred net losses of approximately $109.5 million, including net losses of approximately $19.7 million in 2005, almost all of which consisted of research and development, clinical trials and general and administrative expenses. We expect to continue to spend significant additional amounts for the foreseeable future to fund our research and development activities, including the clinical trials for our lead VEGF-2 product candidate, and other product candidates. In addition, we do not expect to generate revenues from sales for a number of years, if at all. As a result, we expect our net losses from operations to continue for at least the next four years.

Our ability to generate revenues and become profitable will depend on our ability, alone or with collaborators, to timely, efficiently and successfully complete the development of our product candidates, conduct pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market our product candidates. We may never generate profits and, even if we do achieve profitability, we cannot predict the level or sustainability of such profitability.

We will need substantial additional funding to develop our lead VEGF-2 product candidate and other product candidates and for our future operations.

The development of our VEGF-2 product candidates, including our lead product candidate for the treatment of severe angina, will require a commitment of substantial funds to conduct the costly and time-consuming research, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our product candidates to market. Our future capital requirements will depend on many factors, including:

•	the progress of our research and development programs;

•	the progress, scope and results of our pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our product candidates;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of commercializing our product candidates;

•	market acceptance of products;

•	ability to secure adequate product reimbursement;

•	competing technological and market developments; and

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our product candidates to market and the cost of such arrangements.

We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock. Moreover, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital on acceptable terms, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product candidates, delaying our clinical trials or curtailing or ceasing operations.

Treatment in our lead VEGF-2 product candidate clinical trial has been suspended, is under FDA clinical hold, and it is uncertain when or if such clinical hold will be removed.

On March 14, 2006, we temporarily suspended patient treatments in the GENASIS clinical trial. Boston Scientific requested the voluntary suspension as a result of three recently reported serious adverse events of pericardial effusion. Subsequent to our advising the FDA of such voluntary suspension, we were notified by the FDA that the FDA had placed the GENASIS trial on clinical hold. Due to such clinical hold, we are required to cease further patient enrollment. At present, we are not able to determine when the FDA clinical hold will be removed, if at all. Because the GENASIS trial is testing the safety and efficacy of our lead product candidate, any delay in the trial could have serious and significant negative effects to our business.

Our lead VEGF-2 product candidate must still undergo exhaustive clinical testing and may not prove to be safe or effective. If this product candidate is delayed or fails, we may have to curtail our operations.

There are many reasons that potential drug products that appear promising at an early stage of research or development do not result in commercially successful products. Clinical trials may be suspended or terminated if safety issues are identified, if our investigators or we fail to comply with regulations governing clinical trials or for other reasons. We cannot guarantee that our GENASIS trial will be released from clinical hold or that we or the FDA will not suspend or terminate the GENASIS trial in the future, that adequate numbers of patients can be recruited for this or subsequent clinical trials, or that the results of the GENASIS trial will warrant further development. The FDA, institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial. The results of the GENASIS trial might not demonstrate the safety or efficacy of our lead product candidate. Even if clinical trials are successful, we might not obtain regulatory approval for this product candidate. Clinical data can be interpreted in many different ways, and FDA officials could interpret data that we consider promising differently, which could halt or delay our clinical trials or prevent regulatory approval. If we are not successful in commercializing our lead VEGF-2 product candidate, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

In the past, our Phase I/II clinical trial was suspended, and even if our new FDA hold is released, we cannot assure that the GENASIS trial will not be suspended in the future. In February 2000, our Phase I/II clinical trial for our lead product candidate was placed on clinical hold by the FDA. Following the death of an 18-year old patient enrolled in an unrelated gene therapy study using a viral vector to deliver the genetic material, the FDA undertook extensive reviews of gene therapy clinical trials in the United States to evaluate compliance with clinical trial monitoring procedures. Based on the FDA review and issues identified by the FDA regarding the conduct of our trial, we were required to cease further patient enrollment and the administration of our lead product candidate in the clinical trial until we addressed those issues and provided data and information to allow the FDA to assess the risks to patients and remove the Phase I/IIa study from clinical hold. Patient complications or other serious adverse events that may occur in the field of gene therapy in the future may result in stricter clinical trial oversight and potential regulatory delays relating to our lead VEGF-2 product candidate for severe angina, which would harm our ability to commercialize this product candidate or generate revenues.

All of our VEGF-2 product candidates require additional research, development, testing and regulatory approvals prior to marketing. If our product candidates are delayed or fail, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. We currently do not sell any products and do not expect to have any product candidates commercially available for several years, if at all. Our proposed product candidates require additional research and development, clinical testing and regulatory clearances prior to marketing. There are many reasons that our proposed product candidates may fail or not advance beyond clinical testing, including the possibility that:

•	our proposed product candidates may be ineffective, unsafe or associated with unacceptable side effects;

•	our proposed product candidates may fail to receive necessary regulatory approvals or otherwise fail to meet applicable regulatory standards;

•	our proposed product candidates may be too expensive to develop, manufacture or market;

•	physicians, patients, third-party payers or the medical community in general may not accept or use our proposed product candidates;

•	our collaborators may withdraw support for or otherwise impair the development and commercialization of our proposed product candidates;

•	other parties may hold or acquire proprietary rights that could prevent us or our collaborators from developing or marketing our proposed product candidates; or

•	others may develop equivalent or superior products candidates.

In addition, our proposed product candidates are subject to the risks of failure inherent in the development of gene therapy products based on innovative technologies. As a result, we are not able to predict whether our research, development and testing activities will result in any commercially viable products or applications. To our knowledge, the FDA has not approved any gene therapy products. If our product candidates are delayed or we fail to successfully develop and commercialize our product candidates, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

No VEGF-2 gene therapy products have been developed or approved.

All of our product candidates, including our lead VEGF-2 product candidate for the treatment of severe refractory angina, utilize the Vascular Endothelial Growth Factor 2, or VEGF-2. The use of VEGF-2 to induce therapeutic angiogenesis is a relatively untested approach and has not yet been used by us or others to successfully develop any FDA-approved products. We may fail to produce an approved product based on our VEGF-2 gene therapy approach, which would materially harm our business. If our GENASIS Phase IIb clinical trial results are unsatisfactory, this may cast doubt on the viability of our VEGF-2 gene therapy approach and all of our product candidates.

Because we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Outside the United States, the ability to market a product is also contingent upon receiving clearances from appropriate foreign regulatory authorities. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If the delays are significant, they would negatively affect our financial results, ability to raise capital and our commercial prospects for future product candidates.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates. We are also limited by the collaboration and marketing arrangements on which we rely.

Our strategy for the development, testing, manufacturing and commercialization of our proposed product candidates relies on establishing and maintaining collaborations with corporate partners, licensors and other third parties. At present, we have licenses from Human Genome Sciences, Inc., Caritas St. Elizabeth’s Medical Center, Inc., Boston Scientific Corporation and Vical Incorporated relating to the use and delivery of our VEGF-2 product candidates. We also have a collaboration arrangement with Boston Scientific in which they participate in the development of our VEGF-2 product candidates for the treatment of diseases of the heart and peripheral vascular system and have exclusive rights to market and distribute such products upon any regulatory approval. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our proposed product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Additionally, the terms of our collaboration agreements may restrict our ability to develop, test or market our product candidates. For example, our collaboration agreement with Boston Scientific prohibits us from entering into any development, distribution or similar agreement with respect to VEGF-2 product candidates for diseases of the heart or peripheral vascular system with third parties. The agreement also prohibits us from using any injection catheter other than Boston Scientific’s Stiletto™ catheter in clinical trails for our VEGF-2 product candidate. In addition, we currently have a distribution agreement with Boston Scientific that provides Boston Scientific with exclusive distribution rights for our proposed VEGF-2 product candidates for diseases of the heart or peripheral vascular system if and when such products have been approved and are ready for marketing.

We rely on third parties to manufacture our VEGF-2 product candidates and the catheters used to deliver the products. There can be no guarantee that we can obtain sufficient and acceptable quantities of our product candidates or the catheters on acceptable terms, which may delay or impair our ability to develop, test and market such product candidates.

We currently do not have any manufacturing capabilities. Our business strategy relies on third parties to manufacture and produce our VEGF-2 product candidates and the catheters used to deliver the products in accordance with good manufacturing practices established by the FDA. We rely on Boehringer Ingelheim for the production of VEGF-2 materials and on Boston Scientific for the supply of catheters to deliver our VEGF-2 product candidates. These third party manufacturers are subject to extensive government regulation and must receive FDA approval before they can produce clinical material or commercial product. Regulatory difficulties experienced by Boston Scientific, Boehringer Ingelheim, or others could affect our ability to obtain products and catheters when needed. Our product candidates may be subject to delays if third party manufacturers give other products greater priority than our product candidates. These third parties may also not deliver sufficient quantities of our product candidates or the catheters, manufacture our product candidates or the catheters in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured product candidates or the catheters fail to perform as specified, our business and reputation could be severely impacted.

We have entered into a manufacturing agreement with Boehringer Ingelheim for the production of additional VEGF-2 materials for our planned Phase III clinical trial for severe angina and any commercial use. There is a risk that the manufacturer will not be able to successfully produce our product candidates on acceptable terms, or on a timely or cost-effective basis, or that the manufacturer will be able to manufacture our product candidates in accordance with our product specifications.

In the GENASIS trial and other trials that we anticipate for coronary heart disease, our VEGF-2 product candidate is being tested together with Boston Scientific’s Stiletto™ endocardial direct injection catheter system. Our product candidate cannot be licensed or if licensed for coronary heart disease, cannot be used, unless the Stiletto™ catheter is also licensed. We have no control over the Stiletto™ catheter. Thus, we are dependent on the actions of both the FDA and Boston Scientific in connection with the licensing of the Stiletto™ catheter. On January 25, 2006 the FDA issued a Corporate Warning Letter to Boston Scientific identifying what the FDA termed serious regulatory problems involving Boston Scientific’s medical devices. While the medical devices at issue did not include the Stiletto™ catheter and although the Stiletto™ catheter for our Phase III trial will not be produced at facilities mentioned in the Corporate Warning Letter, the letter raises the risk that regulatory issues between the FDA and Boston Scientific may adversely affect our trials and the commercialization of our product candidate. Additionally, Boston Scientific requested the voluntary suspension of our GENASIS trial as a result of three reported serious adverse events of pericardial effusion. In response to our notification to the FDA of such suspension, the FDA placed our GENASIS trial on clinical hold pending an investigation. We are uncertain when or if the clinical hold will be removed. Additionally, in the event we are unable to address any concerns that may arise out of the FDA clinical hold relating to our delivery mechanism, we may not be able to conduct future clinical trials, commercialize and market our therapeutic with the Stiletto™ catheter. Significant delays or changes in delivery methods may adversely affect our financial results and the commercial prospects for our product candidates and delay our ability to become profitable.

We depend on clinical trial arrangements with medical institutions to advance our technology, and the loss of these arrangements could impair the development of our product candidates.

We have arrangements with approximately 30 medical institutions for the conduct of the GENASIS trial for our lead VEGF-2 product candidate. The early termination of any of these clinical trial arrangements or the failure of these institutions to comply with the regulations and requirements governing clinical trials would hinder the progress of our clinical trial program. If any of these relationships are terminated, the GENASIS trial might not be completed, and the results might not be able to be evaluated.

If we are unable to maintain agreements with third parties to perform sales, marketing and distribution functions, we will be required to develop these capabilities to commercialize our proposed product candidates.

We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize our product candidates, if and when such products have been approved and are ready for marketing, we must collaborate with third parties to perform these functions. We have granted exclusive sales, marketing and distribution rights for our VEGF-2 product candidates for diseases of the heart and peripheral vascular system to Boston Scientific. However, Boston Scientific might, at its discretion, limit the amount of resources and time it devotes to marketing our product candidates or terminate its agreement with us at any time and for any reason regardless of the terms of the agreement. Because our revenues will be dependent upon Boston Scientific’s sales and marketing efforts and the prices it charges for our product candidates, any failure by Boston Scientific to devote sufficient resources to our product candidates will limit our revenues and ability to become profitable.

In the event that Boston Scientific no longer acts as a distributor or if we have products that they do not choose to distribute, we cannot assure you that we would be able to enter into similar arrangements with another company to commercialize our product candidates. We have no experience in developing, training or managing a sales force, and we will incur substantial additional expenses if we are forced to market our product candidates directly. Developing a marketing and sales force is also time consuming and could delay launch of our product candidates. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.

If we do not comply with applicable regulatory requirements in the manufacture and distribution of our product candidates, we may incur penalties that may inhibit our ability to commercialize our product candidates and adversely affect our revenue.

Our failure or the failure of our collaborators or third party manufacturers to comply with applicable FDA or other regulatory requirements including manufacturing, quality control, labeling, safety surveillance, promoting and reporting may result in criminal prosecution, civil penalties, recall or seizure of our product candidates, total or partial suspension of production or an injunction, as well as other regulatory action against our product candidates or us. Discovery of previously unknown problems with a product, supplier, manufacturer or facility may result in restrictions on the sale of our product candidates, including a withdrawal of the product candidates from the market.

If we are unable to attract and retain key employees and advisors, our ability to obtain financing, pursue collaborations or develop our product candidates may be adversely affected.

Our future success depends on our ability to attract, retain and motivate highly qualified management and scientific and regulatory personnel and advisors. To pursue our business strategy, we will need to hire or otherwise engage qualified scientific personnel and managers, including personnel with expertise in clinical trials, government regulation and manufacturing. Competition for qualified personnel is intense among companies, academic institutions and other organizations. If we are unable to attract and retain key employees and advisors, it may negatively affect our ability to successfully develop, test and commercialize our product candidates.

We depend on a few key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain “key person” life insurance policies on any of those executives. As a result, we are not insured against the losses resulting from the death of our key executives.

We use hazardous and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our processes and our collaborators’ processes involve the controlled storage, use and disposal of hazardous and biological materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance and exceed our financial resources. We may not be able to maintain insurance that covers hazardous materials on acceptable terms, or at all. We may incur significant costs or be unable to comply with current or future environmental laws and regulations.

We have entered, and may in the future enter, into agreements allowing third parties to use VEGF-2 for their own clinical trials, which if unsuccessful or subject to adverse effects could damage our ability to successfully conclude our trial and commercialize our own product candidates.

We have entered, and may in the future enter, into agreements or arrangements with third parties allowing them to conduct trials of VEGF-2 for other indications. For example, we have recently granted rights to Caritas St. Elizabeth’s to use VEGF-2 in its Phase I clinical trials for the treatment of critical limb ischemia and diabetic neuropathy. It is possible that these additional trials that we do not sponsor or conduct could result in negative findings or adverse effects, which could cause us to be liable for damages, could adversely affect our ability to obtain commercial licenses in our own trials, and could overshadow the possible positive results of the GENASIS trial.

We are exposed to potential risks resulting from Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls; therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 is expected to become effective, at the earliest, for our fiscal year ending December 31, 2006.

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

Risks Related to Intellectual Property

If our right to use the VEGF-2 technology or other intellectual property we license from third parties is terminated or adversely affected, our financial condition, operations or ability to develop and commercialize our proposed product candidates will be materially harmed.

We do not own any patents and have not filed any patent applications. We rely on licenses to use certain technologies that are material to our operations, both to have freedom to carry out our business and to protect our market from competitors. In particular, we license patents, patent applications and other intellectual property from Human Genome Sciences for the use of the VEGF-2 gene in our product candidates for vascular and cardiovascular disease and diabetic neuropathy. We have also obtained a license to use certain patents and patent applications from Vical relating to gene therapy delivery methods in connection with the use of VEGF-2 for gene therapy and from Caritas St. Elizabeth’s and Boston Scientific relating to stimulation of growth of new blood vessels.

The success of our operations will depend in part on our ability and that of our licensors to:

•	obtain patent protection for our methods of gene therapy, therapeutic genes and/or gene-delivery methods both in the United States and in other countries with substantial markets;

•	defend patents once obtained against third party infringers;

•	maintain trade secrets and operate without infringing patents and proprietary rights of others; and

•	obtain and maintain appropriate licenses upon reasonable terms to patents or proprietary rights held by others that are necessary or useful to us in commercializing our technology, both in the United States and in other countries with substantial markets.

In addition, the license agreements with Human Genome Sciences and Vical include certain milestones that we must meet in order to maintain these licenses. There is no assurance that we can meet such upcoming milestones in either license or that we can obtain any necessary extensions of the milestones in the future from either Human Genome Sciences or Vical. Our licensors may terminate these licenses if we fail to meet the applicable milestones. If Human Genome Sciences or Vical elects to terminate their licenses to us, our business and financial condition may be adversely affected, and we may have to curtail or cease operations. Further, if Human Genome Sciences terminates the license to use the VEGF-2 technology for failure to meet the applicable milestones, we must grant Human Genome Sciences a license to all data and information generated by us under the license agreement. If our distribution agreement with Boston Scientific is terminated, then we will lose our license for certain intellectual property that is licensed to us thereunder only while Boston Scientific is our distributor.

If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent others from using our technology in competitive products.

Our success will depend in part on our ability to obtain patent protection both in the United States and in other countries for our product candidates and their use. We have no patents in our own name. We have, however, licensed patents and patent applications and other proprietary rights from third parties that cover our product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends at least initially on the willingness and cooperation of our licensors to assert the patent rights licensed to us. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering biotechnology inventions and the scope of claims made under these patents, the ability of our licensors to obtain and enforce patents is uncertain and involves complex legal and factual considerations. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. In addition, we cannot guarantee that any patents will be issued from any pending or future patent applications licensed to us. Even if issued, we cannot guarantee that the claims of these patents are, or will be, valid or enforceable, or provide us with any significant protection against competitive products or otherwise be commercially valuable to us. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents or patent applications we license, and rights we receive under those patents or patent applications may not provide competitive advantages to us. Further, the manufacture, use or sale of our product candidates may infringe the patent rights of others.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drugs, by negatively impacting the patentability of our product candidates to our licensees, or by disclosing the same or similar technologies on which basis our licensors’ patents may not be valid, limit the scope of our or our licensors’ future patent claims or adversely affect our ability to market our product candidates. For example, patent applications in the United States are maintained in confidence for up to 18 months after the filing of their earliest priority application. In some cases, however, patent applications, such as those filed prior to November 29, 2000, remain confidential in the United States Patent and Trademark Office, or USPTO, for the entire time prior to issuance as a U.S. patent. Similarly, patent applications filed in foreign countries are typically published 18 months after the filing date of their earliest priority application. Publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that our licensors were the first to invent, or the first to file, patent applications covering our product candidates or their use. In the event that a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, in the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we or our licensors encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Several biotechnology companies and research institutions have filed patent applications or received patents that cover our technologies or technologies similar to ours. These patent applications or patents may conflict with patents or patent applications that we have licensed, either by claiming the same gene or similar sequences or by claiming methods that could dominate those licensed to us. For instance, we licensed patent rights from Human Genome Sciences covering the VEGF-2 gene and its use in gene therapy. We are aware that Genentech, Inc. and the Ludwig Institute and Helsinki University Licensing Ltd. have filed a number of patent applications, and have received patents, in the United States, Europe and other countries, including countries in which Human Genome Sciences has not filed patent applications, that cover aspects of VEGF-2 technology. In particular, both Genentech and Ludwig/Helsinki are pursuing claims directed to VEGF-2 protein, gene, gene fragments, constructs and their medical uses in various countries. A number of opposition proceedings currently are ongoing in Australia and Europe. In Australia, Human Genome Sciences has opposed two of Ludwig/Helsinki’s granted patents. Both oppositions are currently in the briefing stage. Human Genome Sciences has also opposed Genentech’s Australian patent. The opposition has been briefed and scheduled for a hearing at the Australian Patent Office in March 2006. Ludwig/Helsinki have opposed Human Genome Sciences’ Australian patent. The opposition has been briefed and the parties are waiting for the Australian Patent Office to set a date for the hearing. In Europe, Human Genome Sciences and Genentech has each opposed Ludwig/Helsinki’s granted patent. Also in Europe, Human Genome Sciences and Ludwig/Helsinki have each opposed Genentech’s granted European patent. The European Patent Office has set February 24, 2006 as the final date for submission of evidence before Oral Proceedings, which will be held in April 2006. Human Genome Sciences may fail to initiate patent opposition proceedings in other countries or may be unsuccessful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to Ludwig/Helsinki and Genentech. Moreover, Ludwig/Helsinki or Genentech may make additional challenges to Human Genome Sciences’ patents or patent applications in Australia, Europe, the United States or elsewhere. If Human Genome Sciences is unsuccessful in its foreign opposition proceedings or if an interference or patent litigation is commenced in the United States against Human Genome Sciences or us that affects our right to use VEGF-2, and if we do not succeed in those proceedings, then our sales, if any, of VEGF-2 may be held to infringe the patent rights of Ludwig/Helsinki or Genentech. In such event, we would not have the right to make, use or sell VEGF-2 in one or more countries in the absence of a license from Ludwig/Helsinki and/or Genentech. We may be unable to obtain such a license on commercially acceptable terms or at all.

Our license from Human Genome Sciences provides that we are required to reimburse Human Genome Sciences for 50% of its patent prosecution costs, which may include costs of international opposition proceedings. We expect the costs of the currently pending proceedings to increase significantly during the next several years and, accordingly, these reimbursement obligations are expected to be substantial. We anticipate that additional litigation or proceedings may be necessary or may be initiated to enforce any patents we license, or to determine the scope, validity and enforceability of other parties’ proprietary rights and the priority of an invention. Any of these activities could result in substantial costs or delays to us. The outcome of any of these proceedings may significantly affect our products and technology.

Our licensors, including Human Genome Sciences, are primarily responsible for patent prosecution activities, including opposition proceedings. As a result, we generally do not have the ability to institute or determine the conduct of patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. These licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

We may not have adequate protection for our unpatented proprietary information, which could adversely affect our competitive position.

We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors.

Risks Related to Our Industry

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates.

We are subject to significant government regulation with respect to our product candidates. Compliance with government regulation can be a costly and time-consuming process, with no assurance of ultimate regulatory approval. If these approvals are not obtained, we will not be able to sell our product candidates.

We and our collaborators are subject to extensive and rigorous government regulation in the United States and foreign countries. The FDA, the National Institutes of Health and comparable agencies in foreign countries impose many requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures and other costly and time consuming compliance procedures. These requirements vary widely from country to country and make it difficult to estimate when our product candidates will be commercially available, if at all. In addition, gene therapies such as those being developed by us are relatively new and are only beginning to be tested in humans. Regulatory authorities may require us or our collaborators to demonstrate that our product candidates are improved treatments relative to other therapies or may significantly modify the requirements governing gene therapies, which could result in regulatory delays or rejections. If we are delayed or fail to obtain required approvals for our product candidates, our operations and financial condition would be damaged. We may not sell our product candidates without applicable regulatory approvals.

Numerous regulations in the United States and abroad also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our product candidates. Compliance with these regulatory requirements is time consuming and expensive. If we fail to comply with regulatory requirements, either prior to approval or in marketing our product candidates after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in withdrawal of existing approvals, product recalls, injunctions, civil penalties, criminal prosecution, and enhanced exposure to product liabilities.

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

We face intense competition and must cope with rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

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

We are engaged in gene therapy, which is a rapidly changing field. Existing products and therapies to treat vascular and cardiovascular disease, including drugs and surgical procedures, will compete directly with the products that we are seeking to develop and market. In addition, our competitors may develop more effective or more affordable products, or achieve earlier patent protection or product commercialization and market penetration than us. As these competitors develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our future products. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Delays in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Our competitive position and those of our competitors can vary based on the performance of products in clinical trials. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact possible future sales of our product candidates. We also may not have the access that some of our competitors have to biological materials necessary to support the research, development or manufacturing of planned therapies. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on:

•	product efficacy;

•	price;

•	safety;

•	reliability;

•	availability;

•	ease of administration and delivery;

•	patent protection; and

•	sales, marketing and distribution capabilities.

Our competitive position also depends upon our ability to attract and retain qualified personnel, develop proprietary products or processes, and secure sufficient funding for the often-lengthy period between product conception and commercial sales. We cannot assure that we will be able to compete successfully in the marketplace or achieve any market acceptance of our product candidates.

We face the risk of product liability claims, which could adversely affect our business and financial condition.

Our operations will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of gene therapy products and could prevent or delay the commercialization of our product candidates or negatively affect our financial condition. Regardless of the merit or eventual outcome, product liability claims may result in withdrawal of proposed product candidates from clinical trials, costs of litigation, and substantial monetary awards to plaintiffs and decreased demand for products.

Product liability may result from harm to patients using our product candidates as a result of mislabeling, misuse or product failure. While we require all patients enrolled in our clinical trials to sign consents, which explain the risks involved with participating in the trial, the consents provide only a limited level of protection. Additionally, we indemnify the clinical centers and related entities in connection with losses they may incur through their involvement in the clinical trials. Product liability insurance is expensive and we may not be able to maintain our product liability coverage on acceptable terms or obtain adequate coverage against potential liabilities.

We are presently engaged in litigation arising from a death in an earlier clinical trial. We are a defendant in a complaint filed in the Superior Court of Suffolk County in the Commonwealth of Massachusetts alleging wrongful death and product liability claims in connection with the death of a patient enrolled in our clinical trial at Caritas St. Elizabeth’s. The complaint alleges, in part, that the deceased patient should have been excluded from our clinical trial because his condition was treatable by conventional revascularization procedures, that the deceased patient did not receive sufficient disclosure of risks and an alleged financial conflict of interest to provide an informed consent to treatment and that we are vicariously liable for the conduct and acts of its then principal investigator. We have denied liability and the principal allegations of the complaint. The discovery stage of the litigation has concluded, and the trial has been set for April 2007. No assurances can be given as to the outcome of this action. An unfavorable settlement or decision in this action could negatively affect our operations and financial condition. Any liability resulting from this action may exceed our financial resources.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and an investment in our common stock could significantly decline in value.

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

You may have difficulty selling your shares of common stock at or above the price paid for such shares or at the time you would like to sell.

We have a low volume of daily trades in our common stock on the NASDAQ Capital Market, which could make it difficult to conduct large transactions in our common stock. In addition, any sales by stockholders of a large number of shares of our common stock, or the perception that the holders of a large number of our shares intend to sell our common stock, may cause a significant reduction in the price of our common stock. In this regard, we have a significant number of shares of common stock underlying outstanding options and warrants that are currently exercisable and eligible for immediate sale in the public market. The issuance of common stock upon the exercise of stock options and warrants would also dilute existing investors.

Our quarterly operating results may fluctuate, causing volatility in our stock price.

We do not receive any revenues from sales of our product candidates. Our results of operations historically have fluctuated on a quarterly basis, which we expect to continue. Our results of operations at any given time will be based primarily on the following factors:

•	the status of development of our product candidates;

•	whether we enter into additional collaboration agreements and the timing and accounting treatment of payments, if any, to us under those agreements;

•	whether and when we achieve specified development or commercialization milestones; and

•	the addition or termination of research programs or funding support

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. These fluctuating results may cause the price of our stock to fluctuate, perhaps substantially.

ITEM 2. PROPERTIES

We currently lease approximately 4,800 square feet of administrative offices in the Advanced Technology Development Center in Atlanta, Georgia. The lease for this office expires in April 2006 and has consecutive 90 day renewals at our option.

We also currently lease approximately 2,200 square feet of laboratory and office space in San Jose, California. The lease for this space expires in July 2006.

We believe that our current leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Susan Darke, individually and as Executrix of the Estate of Roger J. Darke v. Estate of Dr. Jeffrey Isner, et al., Suffolk Superior Court, Suffolk County Massachusetts (Case No. SUCV2002-02194). Vascular Genetics has been named as a defendant in the above titled action, alleging that Vascular Genetics is liable for intentional battery, wrongful death, gross negligence, intentional infliction of emotional distress, product liability, deceit/intentional misrepresentation/fraud in the inducement, and loss of consortium. The complaint does not state a specific dollar amount for the damages sought by the plaintiff. However, pursuant to a letter required by Massachusetts law to be delivered to the defendants, the plaintiff demanded $5,000,000. Subsequent to such letter, the plaintiff has offered to settle this matter for $947,000. Our Motion for Summary Judgment was decided by the Court in November 2005, with the motion being granted in part and denied in part. Vascular Genetics believes it has insurance coverage for any amounts that may be awarded in this action. The case is expected to be tried in April 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, are the names, ages and positions of our executive officers along with their business experience during the past five years. Unless otherwise indicated, the information set forth is as of December 31, 2005. The age of each officer listed is as of the date of the filing of this report. Unless otherwise indicated, all of our executive officers have served continuously since the dates indicated. There are no family relationships among the officers.

Name, Age and Position with the Company	Dates Elected or Appointed
Richard E. Otto, Age 56 Chief Executive Officer President	February 7, 2003 April 11, 2003 (1)

Robert T. Atwood, Age 66 Executive Vice President Chief Financial Officer and Secretary	October 13, 2003 February 7, 2003 (2)

Yawen Chiang, Age 55 Senior Vice President- Research and Development Chief Scientific Officer	August 1, 2001 February 7, 2003 (3)

Jack W. Callicutt, Age 39 Vice President- Finance and Administration, Chief Accounting Officer, and Assistant Secretary	September 1, 2003 (4)

Michael K. Steele, Age 40 Vice President- Business Development	May 1, 2005 (5)

(1)	Richard E. Otto is our Chief Executive Officer, President and director and has served as Chief Executive Officer and director since the merger between GenStar and Vascular Genetics in February 2003. Mr. Otto became President of Corautus in April 2003. Prior to the merger, he served as Chief Executive Officer, President and a director of Vascular Genetics since January 2002. From March 1998 through January 2002, Mr. Otto served as a consultant to various charitable and commercial organizations. Mr. Otto has spent the past 35 years in the cardiac therapy industry. From September 1995 to March 1998 he served as Chief Executive Officer and a director of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to the Cardiac Rhythm Management division of St. Jude Medical. His career includes key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto has served on the Georgia board of directors of the Juvenile Diabetes Foundation, and Leukemia Society. Mr. Otto was a semifinalist in the 1997 Entrepreneur of the Year Award for the Southern California Region. He received a B.S. in chemistry from the University of Georgia.

(2)	Robert T. Atwood is our Chief Financial Officer, Executive Vice President, Secretary and Director and has served as Chief Financial Officer and Secretary since the merger between GenStar and Vascular Genetics in February 2003. Mr. Atwood became Executive Vice President in October 2003 and director in November 2003. Prior to the merger, he served as Chief Financial Officer of Vascular Genetics since January 2002. Prior to joining Vascular Genetics, Mr. Atwood served for 10 years as Executive Vice President and Chief Financial Officer of First Union Corporation. Prior to working with First Union, Mr. Atwood was a partner in the international accounting firm of Deloitte & Touche, having spent 28 years serving clients and in administrative positions in Atlanta, the District of Columbia, and New York. Throughout his career, Mr. Atwood has served on numerous professional association and industry committees. He was appointed to the President’s Price Advisory Committee to the Council on Wage and Price Stability from 1978 to 1980 and to the Investment Policy Advisory Committee to the United States Trade Representative from 1984 to 1987. In addition, Mr. Atwood has served on the board of trustees of many educational, cultural, and charitable activities. In 2001, Mr. Atwood received the Spirit of Giving Award from the Mint Museum of Art and the Royal and Sun Alliance Company in Charlotte, North Carolina. Mr. Atwood graduated from the University of San Diego in 1962 and in May 2001 was awarded the Author E. Hughes Career Achievement Award by the University of San Diego School of Business Administration.

(3)	Yawen L. Chiang, Ph.D., joined Corautus as Senior Vice President - Research & Development in August 2001. In February 2003, Dr. Chiang became Chief Scientific Officer of Corautus. Dr. Chiang has twenty-two years of research and development experience in the biotechnology and pharmaceutical industries. Dr. Chiang has had experience with numerous gene therapy clinical trials and has published many articles in the field of gene therapy. She is named as inventor on several issued or pending patent applications including the 1999 issued patent on “Vectors for Tissue Specific Replication.” From February 1998 to August 2001, Dr. Chiang was Site Director for the Aventis/Gencell Research Center in Hayward, California where she was responsible for research and project management, alliance and collaboration management, and technology transfer. Prior to Aventis/Gencell, she was Vice President, Preclinical Studies at Novartis/Genetic Therapy Inc. for ten years. She was the principal investigator on numerous collaborative research and development agreement programs and received SBIR Phase I and II grants. She also has considerable experience with gene therapy clinical production. Dr. Chiang received a B.S. in Medical Technology, Allied Health, from the University of Maryland, an M.A. in Health Care Administration from Central Michigan University and both an M.S. in Biochemistry and a PhD. in Genetics from George Washington University.

(4)	Jack W. Callicutt has served as Vice President - Finance and Administration, Chief Accounting Officer and Assistant Secretary since September 2003. Prior to joining Corautus, Mr. Callicutt spent 14 years with Deloitte & Touche, the last six years as an audit senior manager. Mr. Callicutt is a Certified Public Accountant and graduated, with honors, from Delta State University in 1989 with degrees in Accounting and Computer Information Systems.

(5)	Michael K. Steele has served as Vice President – Business Development since May 1, 2005. Prior to joining Corautus, Mr. Steele was the Corporate Vice President of Business Development for Life Therapeutics Ltd., a principal at Business Development Solutions, a life sciences consultancy, and held a number of managerial positions at Serologicals Corporation. Mr. Steele earned his B.S. and M.B.A. at James Madison University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “VEGF.” Prior to October 13, 2004, our common stock was traded on the American Stock Exchange under the symbol “CAQ.” As of March 14, 2006, there were approximately 505 registered holders of record of common stock.

As of December 31, 2005, there were outstanding options to purchase 3,858,094 shares of our common stock and warrants to purchase 1,204,419 shares of our common stock. There are 2,000 shares of our Series C preferred stock outstanding.

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

The following table shows for the periods indicated the high and low closing prices for our common stock on the NASDAQ Capital Market from October 13, 2004 forward and on the American Stock exchange for periods prior to October 13, 2004.

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2004:
First Quarter	$7.51	$4.50
Second Quarter	$6.67	$5.35
Third Quarter	$6.72	$4.97
Fourth Quarter	$6.00	$4.78
FISCAL YEAR ENDED December 31, 2005:
First Quarter	$5.74	$3.99
Second Quarter	$5.00	$3.58
Third Quarter	$5.85	$3.79
Fourth Quarter	$4.61	$3.88
FISCAL YEAR ENDED December 31, 2006:
First Quarter (through March 16, 2006)	$5.26	$3.32

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young LLP’s report on our consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and for the period from July 1, 1991 (Inception) to December 31, 2005, appears elsewhere herein. The financial data for all other periods and dates have been derived from consolidated audited financial statements of Corautus that are not included in this annual report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,					Period from July 1, 1991 (inception) to Dec. 31, 2005
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Statements of Operation Data:
Net revenues	$83	$83	$35	$1,120	$301	$2,744
Costs and expenses:
Cost of sales	—	—	—	—	—	822
Research and development	15,949	6,593	3,217	9,067	8,624	58,011
General and administrative	3,897	3,681	7,939	3,670	3,539	27,263
Write-off of acquired in-process technology	—	—	17,295	—	—	24,405
Write-off of property and equipment	—	—	1,946	636	12	2,594

Total costs and expenses	19,846	10,274	30,397	13,373	12,175	113,095

Loss from operations	(19,763)	(10,191)	(30,362)	(12,253)	(11,874)	(110,351)
Other income, net	43	10	19	75	10	138
Interest expense	(832)	(452)	(123)	(462)	(459)	(3,223)
Interest income	815	251	58	586	1,228	3,901

Net loss	$(19,737)	$(10,382)	$(30,408)	$(12,054)	$(11,095)	$(109,535)

Basic and diluted net loss per share	$(1.16)	$(0.79)	$(3.31)	$(3.54)	$(3.36)

Weighted average shares outstanding	16,954	13,140	9,196	3,408	3,301

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,962	$24,487	$8,912	$4,912	$16,361
Working capital	27,291	22,626	6,751	2,061	15,379
Total assets	31,511	26,015	10,534	10,621	21,102
Long-term debt and capital lease obligations, net of current portions	16,120	10,329	2,500	506	695
Lease settlement obligation, net of current portion	—	1,079	1,815	—	—
Shareholders’ equity	10,562	11,232	2,491	6,097	17,785

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to a variety of risks and uncertainties including those set forth under “Risk Factors” in Item 1A of this report. The statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See the section at the beginning of this report titled “Cautionary Factors That May Affect Future Results.”

Introduction

Corautus is a biopharmaceutical company dedicated to the development and commercialization of innovative gene therapy products for the treatment of cardiovascular and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Under the name UroGen Corp., UroGen operated as a division of Medstone International, Inc. between July 1, 1991 (Inception) and June 30, 1995. UroGen changed its name to GenStar Therapeutics Corporation in March 2000. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

On February 5, 2003, GenStar Therapeutics Corporation completed a merger with Vascular Genetics Inc. and concurrently changed its name to Corautus Genetics Inc. The focus of the combined entity is the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of cardiovascular and peripheral vascular disease.

Looking ahead, the most critical component to our current business plan is successfully completing the Phase IIb clinical trial for our product candidate for the treatment of severe angina related to coronary heart disease. Prior to the completion of our merger with Vascular Genetics, Vascular Genetics had already completed Phase I/IIa clinical trials for this product candidate utilizing a surgical procedure and a randomized, placebo-controlled Phase I/IIa clinical trial employing a percutaneous catheter-based method to deliver the VEGF-2 plasmid DNA directly to the heart muscle. The Phase I/IIa clinical trials provided preliminary data that we believe supports the safety of the product candidate and its delivery method. In the clinical trial process, the next step is a later Phase II, or Phase IIb, clinical trial to further evaluate the safety and efficacy of this product candidate. We initiated the GENASIS Phase IIb clinical trial in the Fall of 2004.

From December 2003 through December 2005, we raised gross proceeds of approximately $31,000,000 through private sales of our common stock and warrants. From July 2003 through December 2005, we also have received $33,000,000 in equity, license revenues and convertible debt from our alliance with Boston Scientific. Since we have no significant revenues at this time, we must raise funds either from equity or loans. We expect that the remaining costs of our GENASIS Phase IIb clinical trial for severe angina subsequent to 2005, including research and development and general and administration costs but not including the costs of manufacturing the VEGF-2 for Phase III and commercialization, will be substantial. Subsequent trials needed prior to the receipt of commercial revenues, if ever achieved, will cost additional substantial sums of money. Additionally, the implementation of plans to file a protocol and conduct of Phase II clinical trial for Buerger’s disease would increase our expenditures.

We believe that our existing capital resources will be sufficient to support our current operating plan through the first quarter of 2007. We will need to raise substantial additional capital to fund our planned operations, and we are continuing our efforts to raise additional funds at the present time.

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

Results of Operations

Revenues

We have generated revenues to date of $2,744,000 from contract research agreements and grants. Total revenues for the years ended December 31, 2005, 2004 and 2003 were approximately $83,000, $83,000, and $35,000, respectively. These revenues were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. We do not anticipate revenues from product sales for at least three to four years. Product revenues are contingent on the success of our clinical trials.

Research and Development and Acquired In-Process Technology

Research and development expenses increased $9,356,000 to $15,949,000 for the year ended December 31, 2005 compared to approximately $6,593,000 for the year ended December 31, 2004. Research and development expenses increased $3,376,000 to $6,593,000 for the year ended December 31, 2004 compared to approximately $3,217,000 for the year ended December 31, 2003.

The increase in research and development expense was primarily caused by our ongoing GENASIS Phase IIb clinical trial that began in Fall of 2004, including patient treatment costs and clinical research organization costs and by costs incurred under the manufacturing agreement in developing processes and procedures for the intended production of our clinical material for planned Phase III clinical trial and commercial use.

We estimate that it will take at least three to four years to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. We anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

The charge of approximately $17,295,000 for the write-off of acquired in-process technology in 2003 related to the merger with Vascular Genetics as it did not otherwise qualify for capitalization because there were significant required regulatory approvals remaining.

General and Administrative Expenses

General and administrative expenses increased $216,000 for the year ended December 31, 2005 to approximately $3,897,000 compared to approximately $3,681,000 for the year ended December 31, 2004. General and administrative expenses decreased $4,258,000 for the year ended December 31, 2004 to approximately $3,681,000 compared to approximately $7,939,000 for the year ended December 31, 2003.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. The increase in general and administrative expense in 2005 over 2004 relates primarily to increases in personnel costs. In 2003, we settled a lease obligation for approximately $3,400,000 in cash and stock, which was incurred when we terminated a lease on a manufacturing facility which would have run eight more years and had minimum payments of approximately $16,500,000. The majority of the remaining change in 2003 over 2004 in general and administrative expenses related to legal fees, severance and other costs associated with relocating Corautus’ principal offices to Atlanta, Georgia from San Diego, California.

Write-off of Property and Equipment

There were no write-offs of property and equipment in 2005 or 2004. The write-off of property and equipment of approximately $1,946,000 in 2003 related to the decision to abandon our manufacturing facility and outsource future manufacturing operations. The charge relates to tenant improvement costs and certain equipment related to the manufacturing operations.

Interest Income and Expense

Interest income increased $564,000 for the year ended December 31, 2005 to approximately $815,000 compared to approximately $251,000 for the year ended December 31, 2004. Interest income increased $193,000 for the year ended December 31, 2004 to approximately $251,000 compared to approximately $58,000 for the year ended December 31, 2003. Interest income is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The increase in interest income is due to increases in the balances in those investments and in the investment yield.

Interest expense increased $380,000 for the year ended December 31, 2005 to approximately $832,000 compared to approximately $452,000 for the year ended December 31, 2004. Interest expense increased $329,000 for the year ended December 31, 2004 to approximately $452,000 compared to approximately $123,000 for the year ended December 31, 2003. The increase in interest expense is due to the timing of issuance of the notes payable partially offset by lower interest on capital lease obligations.

Liquidity and Capital Resources

From inception through December 31, 2005, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $16,400,000 in convertible debt offerings (including $15,000,000 from Boston Scientific Corporation), $55,500,000 in private equity financings, $16,000,000 in net proceeds from the Boston Scientific Corporation investment in our common and preferred stock and received equity funding of $14,900,000 related to our relationship with Baxter Healthcare.

Net cash used by operating activities in 2005 was approximately $18,133,000 and primarily consists of expenditures for research and development and general and administrative expenses. Net cash used in investing activities of $4,525,000 during 2005 consists of sales of short-term investments, purchases of short-term investments and the purchase and sales of property and equipment. Net cash provided by financing activities of $23,923,000 during 2005 consists primarily of proceeds from the private sales of common stock, the exercise of stock options, and proceeds from convertible debt, offset by repayments of capital leases.

As of December 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $30,962,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue and to accelerate for at least the next three years. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2005:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$21,456,000	$—	$1,192,000	$11,920,000	$8,344,000
Capital lease	6,000	4,000	2,000	—	—
Operating lease	21,000	21,000	—	—	—
Purchase obligations	7,540,000	1,490,000	5,580,000	157,000	313,000

Total	$29,023,000	$1,515,000	$6,774,000	$12,077,000	$8,657,000

The long-term debt payments above include interest to be accrued during the remaining term of the related agreements. The purchase obligations payments reflect estimated payments to be made under our manufacturing agreement for certain development, optimization, and manufacturing services for our VEGF-2 material for our planned Phase III clinical trial and future commercialization. The payments under the manufacturing agreement are denominated in Euros and the US dollar amounts in the table above were converted at the exchange rate at December 31, 2005.

New Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in the pro forma information in Note 1 - Stock Based Compensation in the Notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction-rate securities, commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The average duration of the majority of our investments in 2005 and 2004 was less than two months. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

We are subject to a certain amount of short-term foreign exchange risk related to a manufacturing contract we entered into on May 13, 2005 with Boehringer Ingelheim Austria GmbH. The contract is for the manufacture of the VEGF-2 plasmid material for our planned Phase III clinical trial and commercial use. The payments made under the contract are denominated in euros, and the majority of the payments are expected to be made over the next two to three years. Because payments under the contract are denominated in euros and we currently do not have a formal hedging arrangement in place for currency risk for amounts to be paid after 2006, our operating expenses could be negatively impacted by currency exchange fluctuations.

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

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference. The information required by this item with respect to the executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Compensation of Directors and Executive Officers,” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS.

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Proposal 3 - Ratification of Re-Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Index to Financial Statements

1.	Historical Financial Statements

Page
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003 and the period from July 1, 1991 (inception) to December 31, 2005	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from July 1, 1991 (inception) to December 31, 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003 and the period from July 1, 1991 (inception) to December 31, 2005	F-8

Notes to Consolidated Financial Statements	F-9

2.	Schedules to Financial Statements

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	03/22/05

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	10-KSB	03/30/00

3.3	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.4	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.5	Certificate of Amendment to the Restated Certificate of Incorporation	10-K	03/28/03

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series A Preferred Stock	S-4/A*	12/19/02

3.7	Amended and Restated Certificate of Designation of Preferences and Rights of Series B Preferred Stock	S-4/A*	12/19/02

3.8	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock	S-4/A*	12/19/02

3.9	Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q	08/14/03

3.10	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q	08/12/05

3.11	Second Amended and Restated Bylaws	10-K	03/22/05

4.1	Investor Rights Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K	07/23/98

4.2	First Amendment to the Investor Rights Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A*	12/19/02

4.3	Investor Rights Agreement, dated July 30, 2003, between Corautus and Boston Scientific Corporation	10-Q	08/14/03

4.4	Registration Rights Agreement, dated as of June 27, 2005, between Corautus and Boston Scientific Corporation	10-Q	08/12/05

10.1	Form of Indemnification Agreement	10-Q	08/16/04

10.2	Employment Agreement, dated February 4, 2005, by and between Corautus Genetics Inc. and Richard E. Otto	8-K	02/10/05

10.3	Employment Agreement, dated February 4, 2005, by and between Corautus Genetics Inc. and Robert T. Atwood	8-K	02/10/05

10.4	Employment Agreement, dated October 1, 2005, by and between Corautus Genetics Inc. and Jack W. Callicutt	8-K	10/05/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.5	Employment Agreement, dated October 1, 2005, by and between Corautus Genetics Inc. and Yawen Chiang	8-K	10/05/05

10.6	Employment Agreement, effective as of May 1, 2005, by and between Corautus Genetics Inc. and Michael K. Steele	8-K	05/03/05

10.7	Investment Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.8	Loan Agreement, dated July 30, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.9	First Amendment to Loan Agreement, dated December 29, 2003, by and among Corautus Genetics Inc., Vascular Genetics Inc. and Boston Scientific Corporation	10-K	03/30/04

10.10	Second Amendment to Loan Agreement, dated July 22, 2004, by and among Corautus Genetics Inc., Vascular Genetics Inc., and Boston Scientific Corporation	10-Q	08/16/04

10.11	Third Amendment to Loan Agreement, dated as of June 27, 2005, by and among Corautus Genetics Inc., Vascular Genetics Inc., and Boston Scientific Corporation	10-Q	08/12/05

10.12	Senior Convertible Promissory Note issued on December 29, 2003, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-K	03/30/04

10.13	Senior Convertible Promissory Note issued on July 22, 2004, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-Q	08/16/04

10.14	Senior Convertible Promissory Note issued on September 22, 2004, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-Q	11/12/04

10.15	Senior Convertible Promissory Note issued on June 30, 2005, by Corautus Genetics Inc. and Vascular Genetics Inc. to Boston Scientific Corporation	10-Q	08/12/05

10.16	Development Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.17	First Amendment to Development Agreement, dated July 22, 2004, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/16/04

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.18	Second Amendment to Development Agreement, dated June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/12/05

10.19	Third Amendment to Development Agreement, dated February 2, 2006, by and between Corautus Genetics Inc. and Boston Scientific Corporation			X

10.20	Distribution Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.21	First Amendment to Distribution Agreement, dated as of June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/12/05

10.22	Investment Agreement, dated as of June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/12/05

10.23	Sub-Lease Agreement with Sidney Kimmel Cancer Center, dated April 12, 2000, for property located at 10835 Altman Row, San Diego, California	S-4/A*	12/19/02

10.24	Amended and Restated License Agreement, dated February 28, 2001, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.25	First Amendment to Amended and Restated License Agreement, dated October 10, 2002, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.26	Second Amendment to Amended and Restated License Agreement, dated April 26, 2004, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	04/30/04

10.27	Third Amendment to Amended and Restated License Agreement, dated March 21, 2005 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-K	03/22/05

10.28	Fourth Amendment to Amended and Restated License Agreement, dated January 31, 2006 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.			X

10.29	License Agreement, dated February 24, 2000, by and between Vascular Genetics Inc. and Vical Incorporated	10-Q	05/14/03

10.30	Employee Stock Purchase Plan	10-KSB	03/29/02

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.31	License Agreement, dated August 10, 2005, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.	10-Q	11/14/05

10.32	Material Transfer Agreement, dated August 10, 2005, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.	10-Q	11/14/05

10.33	Material Transfer Agreement, dated January 6, 2006, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.			X

10.34	Settlement Agreement and Release, dated November 7, 2003, by and between Corautus Genetics Inc. and PMSI Barnes Canyon, LLC	10-Q	11/13/03

10.35	Common Stock and Warrant Purchase Agreement, dated December 19, 2003, between Corautus Genetics Inc. and the investors therein named	S-3**	1/27/04

10.36	Common Stock and Warrant Purchase Agreement, dated January 8, 2004, between Corautus Genetics Inc. and the investors therein named	S-3**	1/27/04

10.37	Common Stock and Warrant Purchase Agreement, dated March 3, 2004, between Corautus Genetics Inc. and the investors therein named	10-K	03/30/04

10.38	Common Stock and Warrant Purchase Agreement, dated March 5, 2004, between Corautus Genetics Inc. and the investors therein named	10-K	03/30/04

10.39	Common Stock and Warrant Purchase Agreement, dated July 7, 2004, between Corautus Genetics Inc. and the investors therein named	10-Q	08/16/04

10.40	Common Stock Purchase Agreement, dated June 24, 2005, by and among Corautus Genetics Inc. and the Purchasers named therein	10-Q	08/12/05

10.41	Form of Subscription Agreement, dated May 10, 2004, entered into between Corautus Genetics Inc. and each of Richard E. Otto, Robert T. Atwood, James C. Gilstrap, Dr. Ivor Royston, John R. Larson, Eric N. Falkenberg, Ronald Merriman, Victor W. Schmitt, Dr. F. Richard Nichol, Daniel Pharand, Dr. Richard A. Schatz, Jack W. Callicutt, and Robert E. Tritt	10-Q	08/16/04

10.42	Corautus Genetics Inc. 2002 Stock Plan, as amended and restated	10-Q	08/16/04

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.43	Master Services Agreement, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.44	Project Addendum, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.45	Agreement for the Transfer of Sponsors Obligations, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.46	Manufacturing Agreement for Clinical Trial and Commercial Supply, dated May 13, 2005, by and between Corautus Genetics Inc. and Boehringer Ingelheim Austria GmbH	8-K	05/19/05

10.47	Underwriting Agreement, dated March 9, 2006, by and between Lazard Capital Markets LLC (for itself and as representative for Jefferies & Company, Inc.).	8-K	03/14/06

21.1	Subsidiaries of Corautus Genetics Inc.			X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm			X

24.1	Power of Attorney (included with signature page hereto)			X

31.1	Section 302 Certification of Chief Executive Officer			X

31.2	Section 302 Certification of Chief Financial Officer			X

32.1	Section 906 Certification of Chief Executive Officer			X

32.2	Section 906 Certification of Chief Financial Officer			X

*	Form S-4/A file no. 333-101606
**	Form S-3 file no. 333-112239

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2006.

CORAUTUS GENETICS INC.
A Delaware Corporation

By:	/s/ Robert T. Atwood
Robert T. Atwood
Executive Vice President, Chief Financial Officer, Secretary and Director

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Otto, Robert T. Atwood and Jack W. Callicutt, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2005, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 20, 2006.

Signatures	Title

/s/ Richard E. Otto Richard E. Otto	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Robert T. Atwood Robert T. Atwood	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Secretary, and Director

/s/ Jack W. Callicutt Jack W. Callicutt	Vice President of Finance and Administration (Principal Accounting Officer), Chief Accounting Officer & Assistant Secretary

/s/ James C. Gilstrap James C. Gilstrap	Chairman of the Board of Directors

/s/ Eric N. Falkenberg Eric N. Falkenberg	Director

/s/ John R. Larson John R. Larson	Director

/s/ B. Lynne Parshall B. Lynne Parshall	Director

/s/ F. Richard Nichol F. Richard Nichol	Director

/s/ Ivor Royston, M.D. Ivor Royston, M.D.	Director

/s/ Victor W. Schmitt Victor W. Schmitt	Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corautus Genetics Inc.

We have audited the accompanying consolidated balance sheets of Corautus Genetics Inc. (a development stage enterprise) (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and for the period from July 1, 1991 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corautus Genetics Inc. (a development stage enterprise) at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and for the period from July 1, 1991 (inception) to December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 24, 2006

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,636,601	$371,882
Short-term investments	29,325,275	24,115,000
Prepaid and other current assets	443,234	715,336

Total current assets	31,405,110	25,202,218
Property and equipment, net	83,915	92,832
Restricted cash	—	680,901
Other assets	22,388	38,705

TOTAL ASSETS	$31,511,413	$26,014,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538,193	$1,017,617
Accrued employee benefits	410,842	112,490
Accrued clinical trial costs	3,003,666	370,554
Other accrued liabilities	77,809	255,366
Deferred revenue, current portion	83,333	83,333
Lease settlement obligation, current portion	—	736,378

Total current liabilities	4,113,843	2,575,738
Notes and interest payable, net of current portion	16,118,464	10,329,477
Lease settlement obligation, net of current portion	—	1,078,910
Other long-term liabilities	1,596	—
Deferred revenue, net of current portion	715,278	798,611

TOTAL LIABILITIES	$20,949,181	$14,782,736

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series A Preferred Stock, no shares issued and outstanding	—	—
Series B Preferred Stock, no shares issued and outstanding	—	—
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 19,728,703 issued, 19,698,479 outstanding, as of December 31, 2005; and 14,588,997 issued and outstanding as of December 31, 2004	19,729	14,589
Additional paid-in capital	116,507,630	97,288,586
Treasury stock – 30,224 shares at cost, as of December 31, 2005	(157,029)	—
Deficit accumulated during development stage	(105,809,485)	(86,072,642)

TOTAL STOCKHOLDERS’ EQUITY	10,562,232	11,231,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,511,413	$26,014,656

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2005
	2005	2004	2003
Revenues	$83,333	$83,333	$34,722	$2,743,736
Costs and expenses:
Cost of sales	—	—	—	821,878
Research and development	15,949,455	6,593,395	3,217,327	58,010,920
General and administrative	3,896,674	3,681,173	7,939,065	27,263,373
Write-off of acquired in-process technology	—	—	17,294,576	24,405,005
Write-off of property and equipment	—	—	1,945,743	2,594,042

Total costs and expenses	19,846,129	10,274,568	30,396,711	113,095,218

Loss from operations	(19,762,796)	(10,191,235)	(30,361,989)	(110,351,482)
Other income, net	42,821	10,101	19,458	137,708
Interest expense	(831,471)	(451,705)	(123,415)	(3,222,998)
Interest income	814,603	250,866	57,800	3,901,494

Net loss	$(19,736,843)	$(10,381,973)	$(30,408,146)	$(109,535,278)

Basic and diluted loss per share	$(1.16)	$(0.79)	$(3.31)

Number of shares used in the computation of basic and diluted loss per share	16,954,398	13,140,362	9,195,964

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2005

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Advances and contributions from Medstone July 1, 1991 to December 31, 1997	—	$—	—	$—	$—	$—	$—	$4,388,875	$—	$—	$4,388,875
Distribution of stock dividend and net assets February 9, 1996	—	—	802,361	802	662,280	—	—	(4,388,875)	3,725,793	—	—
Distribution of Common Stock for Services at $0.35 per share	—	—	51,857	52	18,098	—	—	—	—	—	18,150
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	201,429	201	70,299	—	—	—	—	—	70,500
Issuance of Common Stock for cash and note receivable at $0.35 per share	—	—	21,113	21	7,369	(7,242)	—	—	—	—	148
Net loss and comprehensive loss July 1, 1991 to December 31, 1997	—	—	—	—	—	—	(743,175)	—	(3,725,793)	—	(4,468,968)

Balance at December 31, 1997	—	—	1,076,760	1,076	758,046	(7,242)	(743,175)	—	—	—	8,705
Issuance of Preferred and Common Stock for equipment and acquired in-process technology at $630 and $4.41 per share, respectively, net of issuance costs of $83,366	5,830	6	263,031	263	5,715,806	—	—	—	—	—	5,716,075
Issuance of warrants for Common Stock valued at $4.13 per share	—	—	—	—	305,910	—	—	—	—	—	305,910
Interest and other related to note receivable from stockholder	—	—	—	—	11,250	(13,280	—	—	—	—	(2,030)
Net loss and comprehensive loss	—	—	—	—	—	—	(7,962,388)	—	—	—	(7,962,388)

Balance at December 31, 1998	5,830	6	1,339,791	1,339	6,791,012	(20,522)	(8,705,563)	—	—	—	(1,933,728)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	2,998	3	—	—	2,997,997	—	—	—	—	—	2,998,000
Issuance of Common Stock upon conversion of notes payable plus accrued interest at $7.00 and $2.10 per share	—	—	351,544	352	1,512,067	—	—	—	—	—	1,512,419
Collection of note receivable	—	—	—	—	—	20,522	—	—	—	—	20,522
Issuance of Common Stock for cash upon exercise of options at $0.35 per share	—	—	5,188	5	1,506	—	—	—	—	—	1,511
Issuance of warrants valued at $1.26 and $1.40 per share	—	—	—	—	311,667	—	—	—	—	—	311,667
Issuance of Common Stock for cash upon exercise of warrants at $0.007 per share	—	—	31,205	31	187	—	—	—	—	—	218
Issuance of Common Stock for services at $2.03 per share	—	—	1,429	2	2,898	—	—	—	—	—	2,900
Net loss and comprehensive loss	—	—	—	—	—	—	(3,818,827)	—	—	—	(3,818,827)

Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	$—	$(12,524,390)	$—	$—	$—	$(905,318)

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2005 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable From Stockholder	Deficit Accumulated During Development Stage	Advances From Medstone	Divisional Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 1999	8,828	$9	1,729,157	$1,729	$11,617,334	$—	$(12,524,390)	$—	$—	$—	$ (905,318)
Issuance of Preferred Stock from conversion of advance from related party at $1,000 per share	4,043	4	—	—	4,043,075	—	—	—	—	—	4,043,079
Issuance of Common Stock, net of offering costs	—	—	1,194,686	1,195	23,423,194	—	—	—	—	—	23,424,389
Issuance of Common Stock for cash upon exercise of options and warrants	—	—	138,457	138	394,548	—	—	—	—	—	394,686
Net exercises of warrants for Common Stock	—	—	141,707	142	(142)	—	—	—	—	—	—
Issuance of options at less than Fair Market Value	—	—	—	—	217,200	—	—	—	—	—	217,200
Issuance of Common Stock for purchase of technology	—	—	41,143	41	1,458,679	—	—	—	—	—	1,458,720
Issuance of Common Stock for services	—	—	1,429	1	64,999	—	—	—	—	—	65,000
Issuance of stock options to consultant	—	—	—	—	47,436	—	—	—	—	—	47,436
Issuance of warrants valued at $14.00 per share in connection with a loan agreement	—	—	—	—	687,000	—	—	—	—	—	687,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,609,540)	—	—	—	(9,609,540)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	360,586	360,586

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,248,954)

Balance at December 31, 2000	12,871	13	3,246,579	3,246	41,953,323	—	(22,133,930)	—	—	360,586	20,183,238
Issuance of Common Stock for cash upon exercise of options and warrants	—	—	114,131	114	421,311	—	—	—	—	—	421,425
Issuance of Series B Preferred Stock from conversion of advance from related party at $1,000 per share	5,849	6	—	—	5,848,355	—	—	—	—	—	5,848,361
Issuance of Series C Preferred Stock for cash at $1,000 per share	2,000	2	—	—	1,999,998	—	—	—	—	—	2,000,000
Net exercises of warrants for Common Stock	—	—	27,634	28	(28)	—	—	—	—	—	—
Proceeds from investor’s short-swing profit	—	—	—	—	123,820	—	—	—	—	—	123,820
Extension of stock option exercise period for terminated employees	—	—	—	—	35,504	—	—	—	—	—	35,504
Repurchase of restricted stock	—	—	(1,488)	(1)	(2,811)	—	—	—	—	—	(2,812)
Stock grants to employees	—	—	4,428	4	94,146	—	—	—	—	—	94,150
Issuance of options and warrants for services	—	—	—	—	250,705	—	—	—	—	—	250,705
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,095,010)	—	—	—	(11,095,010)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(74,686)	(74,686)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(11,169,696)

Balance at December 31, 2001	20,720	$21	3,391,284	$3,391	$50,724,323	$—	$(33,228,940)	$—	$—	$285,900	$17,784,695

Continued on next page

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2005 (Continued)

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

Continued on next page.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period July 1, 1991 (Inception) To December 31, 2005 (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During Development Stage	Total
	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount
Balance at December 31, 2003	1,387,377	$1,387	10,564,877	$10,565	$78,169,917	—	—	$(75,690,669)	$2,491,200
Issuance of Common Stock for cash upon exercise of options and warrants	—	—	122,550	122	224,512	—	—	—	224,634
Net exercises of warrants for Common Stock	—	—	22,003	22	(22)	—	—	—	—
Issuance of options and warrants for services and other	—	—	—	—	479,000	—	—	—	479,000
Issuance of options at less than fair market value	—	—	—	—	6,720	—	—	—	6,720
Extension of stock option exercise period for terminated employees	—	—	—	—	43,992	—	—	—	43,992
Issuance of Common Stock and Stock Purchase Warrants for Cash, net	—	—	3,812,811	3,813	17,986,879	—	—	—	17,990,692
Issuance of Common Stock pursuant to indemnification agreement from merger	—	—	13,576	14	77,641	—	—	—	77,655
Issuance of Common Stock pursuant to lease settlement agreement	—	—	53,180	53	299,947	—	—	—	300,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,381,973)	(10,381,973)

Balance at December 31, 2004	1,387,377	$1,387	14,588,997	$14,589	$97,288,586	—	—	$(86,072,642)	$11,231,920
Issuance of Common Stock for cash or exchange for common stock owned upon exercise of options and warrants	—	—	204,228	204	409,458	30,224	(157,029)	—	252,633
Net exercises of warrants for Common Stock	—	—	4,152	5	(5)		—	—	—
Issuance of Common Stock for Cash, net	—	—	4,745,319	4,745	17,909,777		—	—	17,914,522
Issuance of Common Stock pursuant to lease settlement agreement	—	—	186,007	186	899,814		—	—	900,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(19,736,843)	(19,736,843)

Balance at December 31, 2005	1,387,377	$1,387	19,728,703	$19,729	$116,507,630	30,224	$(157,029)	$(105,809,485)	$10,562,232

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			July 1, 1991 (inception) to December 31, 2005
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(19,736,843)	$(10,381,973)	$(30,408,146)	$(109,535,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of in-process technology acquired with stock	—	77,655	16,507,514	23,560,174
Expenses satisfied via advances from related party	—	—	—	695,557
Depreciation and amortization	105,886	215,088	467,173	3,725,937
Accrued interest satisfied through issuance of Common Stock	—	—	—	40,245
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	154,711	517,240	2,135,084
Charge related to lease termination settlement	—	—	3,423,791	3,423,791
(Gain) Loss on disposal of property and equipment	(31,027)	(9,091)	1,945,743	2,997,480
Amortization of debt discount and loan fee	—	—	45,049	1,261,297
Deferred rent	—	(13,160)	(539,354)	—
Deferred revenue	(83,333)	(83,333)	965,277	798,611
Change in operating assets and liabilities, net of acquisition:
Prepaids and other current assets	272,102	(31,186)	(163,351)	(342,093)
Other assets	(6,391)	(6,053)	1,837,646	(802,664)
Accounts payable	(479,424)	874,912	(1,586,862)	217,510
Other current liabilities	2,782,299	(20,235)	(371,716)	3,524,868
Other long-term liabilities	—	—	(53,494)	(13,160)
Lease settlement obligation	(955,901)	(925,000)	—	(1,880,901)
Deferred compensation	—	—	(154,016)	—

Net cash used in operating activities	(18,132,632)	(10,147,665)	(7,567,506)	(70,193,542)

Cash flows from investing activities:
Purchase of short-term investments	(54,874,969)	(56,050,000)	(168,899)	(155,923,269)
Sale of short-term investments	50,364,969	31,935,000	4,387,840	127,298,269
Purchase of property and equipment	(48,147)	(24,720)	(96,603)	(5,739,189)
Proceeds from sale of property and equipment	32,678	47,039	162,153	241,870

Net cash (used in) provided by investing activities	(4,525,469)	(24,092,681)	4,284,491	(34,122,319)

Cash flows from financing activities:
Advances from related party	—	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	—	123,820
Proceeds from notes payable	5,000,000	7,500,000	2,500,000	18,415,292
Interest payable	788,987	329,477	—	1,118,464
Repayment of capital lease and notes payable	(33,322)	(344,569)	(1,319,614)	(3,299,953)
Proceeds from issuance of Common Stock upon exercise of options and warrants	252,633	224,634	86,266	1,518,253
Proceeds from sale of Common Stock, net of issuance costs	17,914,522	17,990,692	2,149,968	61,397,942
Proceeds from issuance of Series C Preferred Stock	—	—	—	2,000,000
Proceeds from issuance of Series D Preferred Stock, net of issuance costs	—	—	8,084,376	8,084,376
Repurchase of restricted shares of common stock	—	—	—	(3,080)
Net advances from Medstone	—	—	—	3,883,465
Capital contribution by Medstone	—	—	—	500,000

Net cash provided by financing activities	23,922,820	25,700,234	11,500,996	105,952,462

Net increase (decrease) in cash and cash equivalents	1,264,719	(8,540,112)	8,217,981	1,636,601
Cash and cash equivalents, beginning of period	371,882	8,911,994	694,013	—

Cash and cash equivalents, end of period	$1,636,601	$371,882	$8,911,994	$1,636,601

See Notes 3, 6 and 11 for supplemental cash flow information.

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

Basis of Presentation

The consolidated financial statements include the accounts of Corautus Genetics Inc. and its wholly-owned subsidiary, Vascular Genetics Inc. All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development of its products and there has been no revenue generated from product sales, the Company’s financial statements are presented as statements of a development stage enterprise.

Certain amounts from previous periods have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on our results of operations or stockholders’ equity.

Revenue Recognition

Grant revenue is recognized as the research expenses related to the grants are incurred. Contract and license revenue arising from collaborative research agreements is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. All amounts received under research grants or from collaborative research agreements are not refundable, regardless of the success of the underlying research. For the years ended December 31, 2005, 2004, and 2003, all revenue was from the license fee related to certain intellectual property licensed to Boston Scientific Corporation, which is being recognized as revenue over the licenses’ expected life of 12 years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2005 and 2004.

Short-Term Investments

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at fair value based upon quoted market prices, with gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and are recorded as interest income. For the year ended December 31, 2003, realized gains on available-for-sale securities were $47,759 and realized losses were $63,694. The Company had no short-term investments at December 31, 2003. As of December 31, 2004 and 2005, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2005 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets, estimated at three to five years, or the term of the lease if shorter. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $61,939, $78,278, and $420,820, respectively.

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

As required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: a risk-free interest rate of 3.8%, 2.7%, and 2.6%, respectively, a dividend yield of 0% for all periods, a volatility factor of the expected market price of the Company’s common stock of 54%, 93%, and 95%, respectively, and an expected life of the option ranging from two to five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	For the Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(19,736,843)	$(10,381,973)	$(30,408,146)
Add: Stock based employee compensation included in net loss	—	50,712	607,830
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(2,014,828)	(1,923,999)	(1,990,624)

Net loss, pro forma	$(21,751,671)	$(12,255,260)	$(31,790,940)

Basic and diluted loss per share, as reported	$(1.16)	$(0.79)	$(3.31)

Basic and diluted loss per share, pro forma	$(1.28)	$(0.93)	$(3.46)

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

Net Loss Per Share

Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents and convertible securities. Net loss per share assuming dilution for the years ended December 31, 2005, 2004 and 2003 is equal to net loss per share since the effect of common stock equivalents outstanding during the periods, including stock options, warrants and convertible, are antidilutive.

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

	2005	2004	2003
Net loss	$(19,736,843)	$(10,381,973)	$(30,408,146)
Other comprehensive loss:
Unrealized (loss) gain on short-term investments	—	—	921

Comprehensive loss	$(19,736,843)	$(10,381,973)	$(30,407,225)

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. The Company will adopt the provisions of the statement for its first quarter 2006 financial statements. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share discussed above.

2. Property and Equipment

Property and equipment are comprised of the following:

	December 31,
	2005	2004
Equipment	$394,860	$389,868
Furniture and fixtures	19,723	19,723

	414,583	409,591
Accumulated depreciation	(330,668)	(316,759)

	$83,915	$92,832

During 2003, the Company abandoned its manufacturing facility and moved operations into a smaller facility. As a result of this, all tenant improvements related to the manufacturing facility and certain manufacturing equipment, including equipment under capital leases, and excess furniture and fixtures were identified as having no future use to the Company. A charge of approximately $1,946,000 was recorded in 2003 to write-off the property and equipment, net of estimated salvage value of approximately $200,000, which was recovered from proceeds of sale of the equipment through a third party in 2004.

3. Capital Lease Obligation

During 2005, the Company financed $6,526 of computer equipment under a capital lease arrangement that will expire in April 2007.

As discussed above in Note 2, in April 2003, the Company decided to outsource future manufacturing and wrote-off the value of all manufacturing equipment, less an estimated salvage value. Therefore, at December 31, 2004, there was no equipment under capital leases recorded.

4. Notes and Interest Payable

On June 30, 2005, Corautus executed a senior convertible promissory note and received proceeds of $5,000,000 from Boston Scientific Corporation. The note is convertible into 933,911 shares of common stock and is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, June 30, 2010.

On September 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into 376,288 shares of common stock and is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, September 22, 2009.

On July 22, 2004, Corautus executed a senior convertible promissory note and received proceeds of $5,000,000 from Boston Scientific Corporation. The note is convertible into 675,740 shares of common stock and is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, July 22, 2009.

On December 31, 2003, the Company executed a senior convertible promissory note and received proceeds of $2,500,000 from Boston Scientific Corporation. The note is convertible into 250,011 shares of common stock and is only convertible in the event of a change of control, as defined in the note. The note bears interest at 6% and if it remains unconverted, shall be repaid in three equal, annual payments of principal and interest beginning on the fifth anniversary of issuance, December 31, 2008.

Maturities of notes and interest payable at December 31, 2005 are as follows:

2006	$—
2007	—
2008	939,300
2009	3,655,526
2010	5,372,821
Thereafter	6,150,817

Total	$16,118,464

5. Acquisition of Technology and Related Agreements

On February 5, 2003, in connection with the merger with Vascular Genetics, a total of 5,320,166 shares of the Company’s common stock were issued to Vascular Genetics stockholders. Additionally, the Company assumed options to purchase 229,648 shares of common stock and warrants to purchase 19,164 shares of common stock. In connection with the acquisition, the Company also reserved 556,904 shares of common stock for potential indemnity obligations to former Vascular Genetics stockholders. In September 2004, the indemnity period for the merger ended and Corautus issued an additional 13,576 shares of common stock to the former Vascular Genetics stockholders resulting from claims asserted against Corautus under the indemnity provisions. Corautus recorded an expense in the third quarter of 2004 of $77,655 representing the fair value of the 13,576 shares computed in accordance with the merger agreement. The acquisition was accounted for as a purchase of assets by the Company for financial reporting purposes, in accordance with U. S. generally accepted accounting principles. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business, Vascular Genetics did not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Vascular Genetics did not qualify as a business combination under SFAS No. 141, Business Combinations, and no goodwill resulted from the recording of the transaction. The value of the in-process research and development was charged to operations upon the close of the merger. The value allocated to acquired workforce of $80,000 was being amortized over two years. Amortization expense in 2005, 2004 and 2003 was $3,334, $40,000 and $36,667, respectively, and is included in general and administrative expenses.

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

6. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2005, 40,000, 13,000, 17,000 and 1,400,000 shares were designated Series A, Series B, Series C and Series D preferred stock, respectively.

As of December 31, 2005, there were no shares of Series A preferred stock issued and outstanding. Former holders of the Series A preferred stock were not entitled to receive dividends, had a liquidation preference amount of ten dollars ($10.00) per share and had no voting rights. The Series A preferred stock was convertible into common stock on a 143 to 1 basis; provided, however, that no shares were convertible prior to July 8, 2001. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series A preferred stock in which the Series A preferred stock would be convertible at the Company’s option following consummation of the merger with Vascular Genetics. The outstanding shares of Series A preferred stock were converted into shares of common stock on March 7, 2003.

As of December 31, 2005, there were no shares of Series B preferred stock issued and outstanding. The Series B preferred stock was previously issued to Baxter Healthcare in payment for amounts funded by Baxter Healthcare under the Credit Agreement. Total funding under the Development Collaboration Agreement and Credit Agreement was $12,890,000. Previous holders of the Series B preferred stock were not entitled to receive dividends, had a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and holders of common stock and had no voting rights, except for a vote as to whether the Company may issue additional Series B preferred stock. The Series B preferred stock was convertible into common stock upon certain triggering events. A triggering event occurred on June 13, 2001, thus the Series B preferred stock was convertible at Baxter Healthcare’s option. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series B preferred stock in which the Series B preferred stock would convert to common stock immediately prior to the consummation of the merger with Vascular Genetics. The outstanding shares of Series B preferred stock were converted into shares of common stock on February 5, 2003.

As of December 31, 2005, there were 2,000 shares of Series C preferred stock issued and outstanding. The Company anticipates that Series C preferred stock will be sold only to Baxter Healthcare upon the Company meeting certain specified milestones, referred to as the “Series C Milestones.” Holders of the Series C preferred stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share prior to any distribution to holders of Series A preferred stock and to holders of common stock and have no voting rights, except as to the issuance of additional Series C preferred stock. Each share of Series C preferred stock becomes convertible into common stock upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Company’s Developmental Collaboration Agreement with Baxter Healthcare and (ii) the date seven years after the achievement of the most recently achieved Series C Milestone. The Series C preferred stock is convertible into common stock in an amount equal to (a) the quotient of (i) the Liquidation Value (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock (as defined), multiplied by (b) the number of shares of Series C Preferred converted. In February 2003, the stockholders approved an amendment to the certificate of designation for the Series C preferred stock in which the Series C preferred stock would be convertible upon the earlier of (i) the first business day following the approval by the FDA of the right to market, sell or distribute any product using the MAXIMUM-AD Vector Technology for treatment of blood clotting disorders in humans relating to Hemophilia A, which product has been developed pursuant to the Developmental Collaboration Agreement with Baxter Healthcare and (ii) June 13, 2010.

On July 31, 2003, Boston Scientific Corporation made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was initially convertible into the same number of shares of common stock, subject to adjustment. As of December 31, 2005, the 1,385,377 shares of Series D Preferred Stock were convertible into 1,420,339 shares of common stock. The Series D Preferred Stock is convertible into common shares at any time at the option of the holder and votes with the common stock on an “as adjusted basis.” The Series D Preferred Stock has a liquidation preference of $9,004,951 that is payable prior to any distribution to holders of Series A Preferred Stock and common stock.

Warrants

In conjunction with the lease settlement discussed in Note 10, in November 2003 the Company issued a warrant, exercisable for 5 years, to acquire 100,000 shares of Corautus common stock at an exercise price of $4.50 per share. The value of the warrant totaled approximately $490,000 in 2003, which was recorded in general and administrative expense.

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

Holders of the convertible notes payable issued in 1998 and 1999 also were granted warrants to purchase 73,571 and 194,881 shares of common stock at an exercise price of $5.18 and $2.10 per share, respectively. The remaining 48,208 warrants issued in 1998 with an exercise price of $5.18 per share expired unexercised during 2005. As of December 31, 2005, warrants to purchase 97,611 shares of common stock at $2.10 per share remain outstanding and will expire on April 28, 2006 if not exercised.

Private Sale of Common Stock and Warrants

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

Also, on June 27, 2005, Corautus and a group of investors closed a private placement offering. Pursuant to the agreement with the investors, Corautus sold 2,640,055 shares of restricted common stock for a purchase price of $3.80 per share. The proceeds of the offering, which closed on August 11, 2005 (totaling approximately $10,032,000 less direct expenses of $17,000), will be used to fund projected operations, including expenditures related to the GENASIS trial, the manufacturing costs for VEGF-2 for a Phase III trial, and the initial costs related to conducting a planned Phase III clinical trial. The net proceeds from the transactions entered into on June 27, 2005, will be used for funding projected operations, including expenditures related to Corautus’ clinical trial and manufacturing agreement.

On July 7, 2004, Corautus and thirteen investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,886,952 shares of Corautus common stock and warrants exercisable for an aggregate of 471,732 shares of Corautus common stock for net cash proceeds to Corautus of $9,320,540. The transaction closed in two tranches. The first tranche in the amount of $4,666,572 closed on July 7, 2004. The commitment for the second tranche in the amount of $4,653,968 was initially placed into escrow and then closed on September 14, 2004 after the treatment of the first patient in Corautus’ Phase IIb clinical trial. The common stock in both tranches was issued at a price of $5.22 per share, which equals 90% of the average closing price during the thirteen trading days prior to execution of the definitive agreement. The warrants for each tranche are exercisable for five years at a price equal to 120% of the closing price on the day prior to the closing of that tranche (e.g. $8.064 and $6.30 for the warrants issued in the first and second tranches, respectively). The proceeds of the offering were used for working capital and other general corporate purposes.

On May 10, 2004, thirteen current or former directors, advisors and officers of Corautus or its subsidiaries purchased an aggregate of 97,909 shares of unregistered common stock from the company at $5.50 per share for aggregate net cash proceeds to Corautus of $538,500. The subscription agreements were entered into effective May 7, 2004 and the price per share was the closing price of the publicly traded stock of the Company on that date. The proceeds of the offering were used for working capital and other general corporate purposes.

In March 2004, Corautus and two separate investors entered into Common Stock and Warrant Purchase Agreements, whereunder the investors agreed to purchase an aggregate of 376,000 shares of Corautus common stock and warrants exercisable for 18,800 shares of Corautus common stock. The common stock was issued at a price equal to 88% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $5.9835 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $8.375 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on March 18, 2004. The proceeds of the offering (totaling $2,249,984) were used in funding Corautus’ Phase IIb clinical trial.

On January 8, 2004, Corautus and a group of investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase an aggregate of 1,200,000 shares of Corautus common stock and warrants exercisable for 240,000 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $4.3819 per share). The warrants are exercisable at a price equal to 120% of the closing market price of Corautus common stock on the day immediately preceding the date the transaction closed (i.e., $6.72 per share). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on January 16, 2004. The proceeds of the offering (totaling $5,260,680 less $289,337 in finder’s fees) were used for working capital and other general corporate purposes.

On December 19, 2003, Corautus and three investors entered into the Common Stock and Warrant Purchase Agreement, whereunder the investors agreed to purchase in two tranches an aggregate of 793,640 shares of Corautus common stock and warrants exercisable for 160,639 shares of Corautus common stock. The common stock was issued at a price equal to 90% of the closing market price of Corautus common stock on the day immediately preceding the agreement execution date (i.e., $3.967 per share). The warrants are exercisable at a price equal to 125% of the closing market price of Corautus common stock on the day immediately preceding the date each transaction closed (i.e., $5.4375 per share for tranche one (108,338 shares) and $6.7625 per share for tranche two (50,390 shares)). Additionally, the warrants are exercisable by the holder for up to five years immediately following issuance. The transaction closed on December 31, 2003 with respect to 541,690 shares and January 27, 2004 with respect to the remaining shares. In connection with this offering, the Company issued warrants to purchase an aggregate of 30,420 shares of its common stock at an exercise price of $1.00 per share as a finder’s fee for the offering. The proceeds of the offering (totaling $3,149,957 with no underwriting discounts or commissions) were used for working capital and other general corporate purposes.

Employee Stock Purchase Plan

In May 2001, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the stockholders in July 2001. A total of 142,857 shares of common stock have been authorized and reserved for issuance under this Purchase Plan. The Purchase Plan permits all eligible employees to purchase common stock through payroll deductions (which cannot exceed 15% of each employee’s compensation) at the lower of 85% of fair market value at the beginning or the end of a 24 month offering period. No shares have been issued under this plan. As of December 31, 2005, twelve employees participate in the plan.

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

The following table summarizes the activity of the Company’s stock options:

	Employee Stock Options	Non-employee Director Stock Options	Weighted Average Exercise Price
Balance at December 31, 2002	547,884	18,571	$15.05
Granted	1,454,067	383,373	$2.14
Exercised	(132,682)	—	$0.66
Canceled	(198,319)	(10,717)	$6.79

Balance at December 31, 2003	1,670,950	391,227	$4.43
Granted	806,000	242,000	$5.37
Exercised	(23,334)	—	$3.30
Canceled	(395,707)	—	$9.23

Balance at December 31, 2004	2,057,909	633,227	$4.10
Granted	1,354,200	150,000	$4.85
Exercised	(194,258)	(9,970)	$2.01
Canceled	(133,014)	—	$14.61

Balance at December 31, 2005	3,084,837	773,257	$4.14

Options outstanding as of December 31, 2005:

Exercise Price	Options Outstanding	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.30	1,271,282	7.33	$1.30	1,271,282	$1.30
$2.24 – $2.94	49,783	7.19	$2.80	49,783	$2.80
$3.98 – $4.83	693,592	8.94	$4.38	306,367	$4.55
$5.01 – $7.56	1,792,527	8.69	$5.45	738,402	$5.94
$14.35 – $68.25	50,910	5.54	$26.84	50,910	$26.84

	3,858,094			2,416,744

The weighted-average grant date fair value of options granted at fair value on the grant date in 2005, 2004 and 2003 was $1.70, $3.06, and $1.20, respectively. The weighted-average grant date fair value of options granted at less than fair value on the grant date in 2004 and 2003 was $4.64 and $1.99, respectively. There were no options granted at less than fair value in 2005.

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

The following common stock is reserved for future issuance at December 31, 2005:

Stock options
Granted and outstanding	3,858,094
Reserved for future grants	660,709
Common stock warrants	1,204,419
Series D Preferred Stock	1,420,339
Employee stock purchase plan	142,857
Conversion of notes payable	2,235,950

Total	9,522,368

The number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C preferred stock becomes convertible, June 13, 2010.

7. Income Taxes

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception.

A reconciliation of the statutory income tax rate to the effective income tax rate as recognized in the statements of operations for the years ended December 31, 2005, 2004 and 2003, is as follows:

	For the year ended December 31,
	2005	2004	2003
Federal statutory rate	35%	35%	35%
State tax rate, net of federal benefit	5%	5%	5%
Change in valuation allowance	(40)%	(40)%	(40)%

	—	—	—

As of December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $123,000,000 and $85,000,000, respectively, which will begin to expire in 2011 and 2006, respectively, unless previously utilized. The Company has federal and state research and development credit carryforwards of approximately $1,666,000 and $1,434,000, respectively. The federal research and development credit carryforwards will begin to expire in 2011 unless previously utilized. The Company has a California manufacturer’s investment credit of approximately $60,000 that will begin to expire in 2008 unless previously utilized.

Under Internal Revenue Code Sections 382 and 383, the Company’s use of net operating loss and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company’s stock ownership.

Deferred tax assets are comprised of the following:

	December 31,
	2005	2004
Net operating loss carryforwards	$48,088,000	$39,206,000
Research and development and other state credit carryforwards	2,637,000	2,041,000
Lease Settlement Obligation	—	740,000
Other, net	379,000	389,000

Total deferred tax assets	51,104,000	42,376,000
Valuation allowance	(51,104,000)	(42,376,000)

Net deferred tax assets	$—	$—

8. Related Party Balances and Transactions

In connection with the merger with Vascular Genetics, Inc. in February 2003, the Company assumed $380,000 of promissory notes and $8,266 of related accrued interest, which were payable to stockholders. During 2003, these notes were repaid.

In 2000, the Company entered into a facility lease and a note payable with a research organization in the amount of $200,000 to finance leasehold improvements on the facility. The research organization is a related party due to a common director. During 2003 and 2002, the Company paid the research organization $560,621 and $1,166,051, respectively, for rent, common area charges, license fees and services (Note 10). There were no payments to this research organization in 2005 or 2004.

During 2001, the Company entered into a note receivable with an officer and stockholder in the amount of $37,000. The note was originally to be repaid over a four year period, however in April, 2002, the Company agreed to forgive the loan. Under the terms of the forgiveness arrangement, the loan will be forgiven over a four-year period beginning April, 2002. The amount of the loan that was forgiven in 2005, 2004 and 2003 was $9,633, $9,633 and $9,633, respectively. The balance of this loan was $3,198 and $12,664 as of December 31, 2005 and 2004, respectively.

9. Commitments

Facilities

The Company leases approximately 4,800 square feet of office space under an operating lease that may be terminated by the Company at any time with ninety days notice. Also, the Company leases approximately 2,200 square feet of office and laboratory space under an operating lease that expires on July 31, 2006.

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

In May 2003, the Company entered into an agreement to terminate the lease for its manufacturing facility (Barnes Canyon) and to surrender possession of such facility without prejudice to any remedies of the landlord for the recovery of rent. As of the date of such termination, future payments due under this operating lease for the remaining eight year term were approximately $16.5 million. The Company entered into a settlement and release agreement with the landlord, dated as of November 7, 2003, for the settlement of the remaining payments that would have been due for the original term of such lease. Pursuant to the settlement and release agreement, the Company was obligated to pay or deliver to the landlord the following:

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

The Company had delivered to the landlord a standby letter of credit, secured by a restricted certificate of deposit, for $680,901, securing a portion of its obligations under the agreement. The Company agreed to file a registration statement to register the shares delivered to the landlord, including the shares underlying the warrants, pursuant to the Securities Act of 1933, on or before June 1, 2004. Such registration statement was filed on January 27, 2004 and was amended on February 3, 2004. Effective with the $650,000 cash payment due on or before April 15, 2004, the Company was released from its obligations under the lease. The net present value of this settlement amount of $3.4 million was charged to expense in 2003. The estimated fair value of the warrants of $490,000 was recorded to additional paid in capital. In 2005 and 2004, the Company made payments of $955,901 and $925,000, respectively, and issued 186,007 and 53,180 shares of common stock valued at $900,000 and $300,000, respectively, to the landlord pursuant to the settlement agreement. As of December 31, 2005, all obligations under this settlement agreement had been met, eliminating the liability.

For the years ended December 31, 2005, 2004 and 2003, rent expense was approximately $151,000, $305,000, and $875,000, respectively.

Future minimum lease payments under all of these leases are as follows:

2006	$21,000

Purchase Commitments

On May 13, 2005, the Company entered into a Manufacturing Agreement with Boehringer Ingelheim Austria GmbH (“BI”) regarding BI’s provision of certain development, optimization, and manufacturing services for our VEGF-2 material. The Manufacturing Agreement with BI is a long-term agreement for manufacturing VEGF-2 for commercial use, our planned Phase III cardio-vascular clinical trial and any potential clinical trials related to peripheral artery disease. The Manufacturing Agreement has a term extending from its execution until seven years after the first licensing of VEGF-2, renewable thereafter on successive four-year terms unless either party terminates with 24 months notice. We estimate that our total payments under the agreement will be approximately 11.1 million euros (equating to approximately $13.2 million in U.S. dollars as of December 31, 2005), of which approximately 4.7 million euros (equating to approximately $6 million in U.S. dollars) have been paid through December 31, 2005. Based on the exchange rate at December 31, 2005, we expect to pay approximately $1.5 million in 2006, $5.2 million in 2007, and $0.8 million beyond 2007.

10. Profit Sharing Plan and Deferred Compensation Plan

In 1998, the Company established a savings plan which covers all employees working more than 1,000 hours per year which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary and contributions made prior to September 2005 vest over a four-year period. Beginning September 1, 2005, contributions made to eligible employees under the Safe Harbor Matching Contribution are 100% vested. Employer contributions during the years ended December 31, 2005, 2004 and 2003 were $58,946, $49,774, and $48,904, respectively.

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

11. Supplemental Cash Flow Information

Cash paid for income taxes was $1,600 for each of the years ended December 31, 2005, 2004 and 2003. Cash paid for interest was $1,904, $23,948 and $78,366 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

12. Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 31, 2005. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenue	$20,834	$20,833	$20,833	$20,833
Operating expenses	5,481,737	4,616,115	5,474,950	4,273,327
Net loss	(5,418,484)	(4,562,143)	(5,476,351)	(4,279,865)
Basic and diluted net loss per common share	$(0.28)	$(0.25)	$(0.37)	$(0.29)

2004 Quarter Ended	December 31	September 30	June 30	March 31
Total revenue	$20,833	$20,833	$20,833	$20,834
Operating expenses	3,665,366	1,802,813	2,245,834	2,560,555
Net loss	(3,708,372)	(1,823,967)	(2,256,723)	(2,592,911)
Basic and diluted net loss per common share	$(0.25)	$(0.13)	$(0.18)	$(0.22)

13. Litigation

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