Form 10-Q
period 2006-03-31
CORAUTUS GENETICS INC
filed 2006-05-15
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-27264

Corautus Genetics Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0687976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Fifth Street NW, Suite 700, Atlanta, Georgia 30308

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

The number of shares of the common stock of the registrant outstanding as of May 1, 2006 was 19,723,036.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2006 and 2005 and the period from July 1, 1991 (inception) to March 31, 2006	2

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2006 and 2005 and the period from July 1, 1991 (inception) to March 31, 2006	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signature

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$842,817	$1,636,601
Short-term investments	25,825,000	29,325,275
Prepaid and other current assets	409,158	443,234

Total current assets	27,076,975	31,405,110
Property and equipment, net	80,053	83,915
Other assets	28,262	22,388

TOTAL ASSETS	27,185,290	31,511,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$680,390	$538,193
Accrued employee benefits	235,691	410,842
Accrued clinical trial costs	3,288,319	3,003,666
Other accrued liabilities	553,662	77,809
Deferred revenue, current portion	83,333	83,333

Total current liabilities	4,841,395	4,113,843
Notes and interest payable	16,361,452	16,118,464
Deferred revenue, net of current portion	694,445	715,278
Other long-term liabilities	1,596	1,596

TOTAL LIABILITIES	$21,898,888	$20,949,181

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Common Stock—$0.001 par value, 100,000,000 shares authorized; 19,751,333 issued, 19,721,109 outstanding as of March 31, 2006; and 19,728,703 shares issued and 19,698,479 outstanding as of December 31, 2005	19,751	19,729
Additional paid-in capital	116,717,021	116,507,630
Treasury stock - 30,224 shares at cost	(157,029)	(157,029)
Deficit accumulated during development stage	(111,294,728)	(105,809,485)

TOTAL STOCKHOLDERS’ EQUITY	5,286,402	10,562,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,185,290	$31,511,413

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		July 1, 1991 (inception) to March 31, 2006
	2006	2005
Revenue	$20,833	$20,833	$2,764,569

Costs and expenses:
Cost of sales	—	—	821,878
Research and development	3,709,110	3,339,518	61,720,030
General and administrative	1,812,070	933,809	29,075,443
Write-off of acquired in-process technology	—	—	24,405,005
Write-off of property and equipment	—	—	2,594,042

Total costs and expenses	5,521,180	4,273,327	118,616,398

Loss from operations	(5,500,347)	(4,252,494)	(115,851,829)
Interest income	258,228	141,189	4,159,722
Interest expense	(243,124)	(173,369)	(3,466,122)
Other income, net	—	4,809	137,708

Net loss	$(5,485,243)	$(4,279,865)	$(115,020,521)

Basic and diluted loss per share	$(0.28)	$(0.29)

Number of weighted-average shares used in the computation of basic and diluted loss per share	19,704,122	14,674,536

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		July 1, 1991 (inception) to March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(5,485,243)	$(4,279,865)	$(115,020,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	12,992	34,835	3,738,929
Non-cash stock-based compensation expense	184,416	—	184,416
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	—	2,135,084
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	—	(4,800)	2,997,480
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred revenue	(20,833)	(20,833)	777,778
Change in operating assets and liabilities, net of acquisitions:
Prepaids and other current assets	34,076	396,918	(308,017)
Other assets	(5,874)	(43,349)	(808,538)
Accounts payable	142,197	(555,304)	359,707
Other current liabilities	586,116	604,373	4,110,984
Other long-term liabilities	—	—	(13,160)
Lease settlement obligation	—	(75,000)	(1,880,901)

Net cash used in operating activities	(4,552,153)	(3,943,025)	(74,745,695)
Cash flows from investing activities:
Purchase of short-term investments	(10,400,000)	(9,500,000)	(166,323,269)
Sale of short-term investments	13,900,275	12,900,000	141,198,544
Purchase of property and equipment	(9,131)	(26,590)	(5,748,320)
Proceeds from sale of property and equipment	—	4,800	241,870

Net cash provided by (used in) investing activities	3,491,144	3,378,210	(30,631,175)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	—	18,415,292
Interest payable	242,988	155,718	1,361,452
Repayment of capital lease and notes payable	(761)	(22,145)	(3,300,714)
Proceeds from issuance of Common Stock upon exercise of options and warrants	24,998	79,651	1,543,251
Proceeds from sale of common stock, net of issuance costs	—	—	61,397,942
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	267,225	213,224	106,219,687

Net (decrease) increase in cash and equivalents	(793,784)	(351,591)	842,817
Cash and equivalents, beginning of period	1,636,601	371,882	—

Cash and equivalents, end of period	$842,817	$20,291	$842,817

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of Corautus Genetics Inc. (“Corautus”) for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles which would substantially duplicate the disclosures contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005 filed on March 20, 2006 by Corautus have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified to conform to the current presentation.

The interim results should be read in conjunction with the consolidated financial statements and notes thereto included in Corautus’ Form 10-K for the year ended December 31, 2005. Shareholders are encouraged to review the 2005 Form 10-K for a broader discussion of Corautus’ opportunities and risks inherent in the business.

2. Description of Business

Corautus is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of severe cardiovascular and peripheral vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995.

3. Short-Term Investments

As of March 31, 2006 and December 31, 2005, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of March 31, 2006 and December 31, 2005, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

4. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard effective January 1, 2006. The Company’s Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2006, was approximately $184,000, which consisted primarily of stock-based compensation expense related to employee stock options and the ESPP recognized under SFAS 123(R). Of the total, $58,000 is included in research and development costs and $126,000 is included in general and administrative costs.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Consolidated Statements of Operations, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Generally, the Company grants stock options with a contractual term of ten years from the date of grant with a vesting term of 1 to 2 years.

The activities under all stock option plans are summarized as follows:

	Three Months Ended, March 31, 2006
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,858,094	$4.14
Granted	9,000	4.07
Exercised	—	—
Canceled	(3,850)	4.42

Outstanding at end of period	3,863,244	4.14

Options exercisable at end of period	2,471,303	$3.72

The table below reflects net income and net income per share for the three months ended March 31, 2006, compared with the pro forma information for the three months ended March 31, 2005 (in thousands, except income per share amounts):

	For the periods ended March 31,
	2006	2005
Net loss, before stock-based compensation, prior period	N/A	$(4,279,865)
Add: Stock based employee compensation included in net loss	—	—
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(184,416)	(566,964)

Net loss, after the effect of stock based compensation	$(5,485,243)	$(4,846,829)

Basic and diluted loss per share, as reported for prior period	N/A	$(0.29)
Basic and diluted loss per share, after effect of stock-based compensation	$(.28)	$(0.33)

As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was approximately $529,000 which is expected to be recognized over the remaining vesting period of each grant, during next 24 months.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted was $2.47 and $1.64 per share during the three months ended March 31, 2006 and 2005, respectively. The assumptions used to value options granted are as follows:

	For the periods ended March 31,
	2006	2005
Expected volatility	61%	52%
Expected dividend yield	0%	0%
Risk-free interest rate	4.83%	3.76%
Expected life, years	6.0	2.0

The Company estimated the volatility of its stock using historical volatility. The Company will continue to monitor relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company also had used its historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the Notes to Consolidated Financial Statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

After January 1, 2006, the expected term of employee stock options is the average between the contractual term and the vesting term as permitted by guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company used an estimate of expected term for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

As stock-based compensation expense recognized in the results for the three months ended March 31, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

5. Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2006 and 2005. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

6. Subsequent Event

Effective April 20, 2006, the Company executed a capital lease for approximately $114,000 of office furniture. Total payments of approximately $146,000 will be made over a five year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our GENASIS clinical trial or any future trials, including the likelihood of obtaining positive data from such trials, potential benefits from manufacturing agreements, the potential benefits from previous clinical trials, potential benefits from Phase I trials we are supporting in the areas of critical limb ischemia and diabetic neuropathy, ,future results of operations or our financial condition, adequacy of funding, benefits from the alliance with Boston Scientific, research, development and commercialization of our product candidates, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risk factors in Corautus’ 2005 Annual Report on Form 10-K which was filed on March 20, 2006, which are incorporated by reference into this Form 10-Q and amended herein. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Corautus is primarily focused on the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

On March 14, 2006, we announced that in conjunction with Boston Scientific Corporation, we had temporarily suspended patient treatments in our Phase IIb GENASIS clinical trial. Boston Scientific requested the voluntary suspension as a result of three reported serious adverse events of pericardial effusion, which do not appear to be related to the VEGF-2 biologic. Pericardial effusion is a condition characterized by excess fluid in the pericardial sac that surrounds the heart. The percentage of cases requiring further intervention due to pericardial effusion in the GENASIS trial up to March 14, 2006 had been 1.37 percent. We notified the U.S. Food and Drug Administration (“FDA”) of the voluntary suspension prior to making the public announcement, and in a subsequent teleconference, we were informed that the FDA had placed the trial on clinical hold.

As part of the process to address the clinical hold, the independent Data Monitoring Committee (“DMC”) reviewed safety information. To better consider safety in the context of risk/benefit in this trial, the DMC also requested and subsequently reviewed a limited amount of available unblinded summary efficacy data related to the increase in exercise tolerance time (“ETT”), which is measured by a patient’s performance on a treadmill. The primary endpoint in the GENASIS trial is improvement in ETT measured 90 days after the administration of the therapeutic. The DMC received 90 day ETT summary data on 220 patients. It also received ETT summary data on 135 patients with 6 month follow up and 26 patients with 12 month follow up. The DMC did not review any other efficacy data. The DMC recommended to us that, based on available efficacy data, enrollment should be terminated under the current protocol as the DMC saw very little chance for significant efficacy as to the primary endpoint. On April 10, 2006, we announced that we had accepted the DMC’s recommendation that enrollment in the GENASIS trial be terminated and notified the FDA of the termination of enrollment. In the second quarter of 2006, we expect to file a response with the FDA on the clinical hold designed to address and resolve the safety issues that arose in the GENASIS trial. In addition, we continue to follow enrolled patients and collect data on a blinded basis. We plan to complete the database and analyze primary and alternative efficacy endpoints as well as safety information and report the results later in 2006. We are hopeful that detailed analyses of the complete database may result in the design and initiation of a Phase III clinical trial.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard effective January 1, 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and under this method, no stock-based compensation expense for employee stock options was recognized in the prior period in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

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

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the three months ended March 31, 2006 and 2005 were $20,833. These revenues were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. Product revenues are contingent on the success of our clinical trials. We do not anticipate revenues from product sales for at least three to four years following initiation of a Phase III clinical trial, and we do not know when, if ever, we will be able to initiate a Phase III clinical trial.

Research and Development

Research and development expenses increased $369,000 to $3,709,000 for the three months ended March 31, 2006 compared to $3,340,000 for the three months ended March 31, 2005. The increase in research and development expense was related to patient treatment costs, core lab costs, clinical research organization costs, non-cash stock-based compensation costs and an increase in clinical personnel associated with our GENASIS Phase IIb clinical trial.

We estimate that it will take at least three to five years following initiation of a Phase III clinical trial, if at all, to complete clinical testing of any of our products and obtain regulatory approvals, if we are able to obtain approvals. If we initiate a Phase III clinical trial, we anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring our products to market.

General and Administrative Expense

General and administrative expenses increased $878,000 for the three months ended March 31, 2006 to approximately $1,812,000 compared to approximately $934,000 for the three months ended March 31, 2005. General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. The increase in general and administrative expense in the first quarter of 2006 compared to the first quarter of 2005 relates primarily to costs associated with non-cash stock-based compensation costs, increased personnel costs resulting from 2 more employees in 2006 over 2005, and the termination of our planned common stock offering in March 2006 due to the voluntary suspension of enrollment in our GENASIS clinical trial. The offering costs primarily consisted of legal, accounting, printing, filing fees, and travel totaling approximately $695,000. Additionally, in the first quarter of 2006, we recorded $126,000 costs related to stock-based compensation expense.

Interest Income and Expense

Interest income increased $117,000 for the three months ended March 31, 2006 to approximately $258,000 compared to approximately $141,000 for the three months ended March 31, 2005. Interest income is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The increase in interest income is due to increases in the balances in those investments and in the investment yield.

Interest expense increased $70,000 for the three months ended March 31, 2006 to approximately $243,000, compared to approximately $173,000 for the three months ended March 31, 2005. The increase in interest expense is due to the timing of issuance of the notes payable.

Liquidity and Capital Resources

From inception through March 31, 2006, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $16,400,000 in convertible debt offerings

(including $15,000,000 from Boston Scientific Corporation), $55,500,000 in private equity financings, $16,000,000 in net proceeds from the Boston Scientific Corporation investment in our common and preferred stock and received equity funding of $14,900,000 related to our relationship with Baxter Healthcare.

Net cash used by operating activities in the first quarter of 2006 was approximately $4,552,000 and primarily consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities of $3,491,000 during the first quarter of 2006 consists of sales of short-term investments, purchases of short-term investments and the purchase and sales of property and equipment. Net cash provided by financing activities of $267,000 during the first quarter of 2006 consists primarily of accrued interest on long-term debt.

As of March 31, 2006, we had cash, cash equivalents and short-term investments totaling approximately $26,668,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue for the foreseeable future and, in the event we initiate a Phase III clinical trial, negative cash flow is expected to accelerate. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including any initiation of a Phase III clinical trial and progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations to around the end of the third quarter of 2007. We will need to raise substantial additional capital to fund our planned operations beyond such date. We will be seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as follows, there have been no material changes regarding Corautus’ market risk position from the information provided in its Form 10-K for the fiscal year ended December 31, 2005. In the first quarter of 2006, the Company entered into foreign currency forward contracts to mitigate its risk related to scheduled payments in 2006 in Euros under its manufacturing agreement with Boehringer Ingelheim Austria GmBH. Additional quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Corautus’ Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments in the legal proceedings set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 1A. RISK FACTORS

The risk factors as set forth in our Annual Report on Form 10-K for the period ended December 31, 2005 are hereby supplemented to include the following:

Enrollment in our GENASIS Phase IIb clinical trial has terminated. It appears there is a low likelihood of the trial meeting its primary endpoint, and it is possible that data collected on alternative endpoints in the trial will not support initiation of a Phase III trial using alternative endpoints, which together could adversely affect our ability to remain in operation.

On March 14, 2006, we temporarily suspended patient enrollment in the GENASIS clinical trial. Boston Scientific requested the voluntary suspension as a result of three reported serious adverse events of pericardial effusion that occurred shortly before such request. Subsequent to our advising the FDA of such voluntary suspension, we were notified by the FDA that the FDA had placed the GENASIS trial on clinical hold.

Additionally, on April 10, 2006, we announced that in response to the voluntary suspension and clinical hold the Data Monitoring Committee (“DMC”) reviewed unblinded efficacy data on 220 patients related to the GENASIS primary endpoint - improvement in exercise tolerance time 90 days after the administration of the therapeutic. The DMC also reviewed exercise tolerance time data on 135 patients for their 6 month follow-up and 26 patients for their 12 month follow-up. The DMC recommended to us that, based on available efficacy data, enrollment should be terminated under the current protocol as the DMC saw very little chance for significant efficacy as to the primary endpoint. We have accepted the DMC’s recommendation and have ceased enrollment in the GENASIS trial. We continue to collect data on patients previously enrolled.

Although it appears the GENASIS trial will not achieve the primary endpoint of an increase in the exercise tolerance time measured 90 days after the therapeutic was administered, we are continuing to collect data, on a blinded basis, on patients already enrolled both as to exercise tolerance times and alternative endpoints. However, such additional data may not demonstrate efficacy. Even if data on alternative endpoints appear promising, the FDA may not remove the present clinical hold or approve new clinical trials for alternative endpoints due to the safety issues that led to the GENASIS trial clinical hold or for other reasons. We also cannot assure that results in early stage trials we are supporting testing VEGF-2 for critical limb ischemia and diabetic neuropathy will be promising.

We have been primarily focused on the potential benefits of VEGF-2 for the treatment of cardiovascular and vascular disease. There is no assurance that we have sufficient time or resources to broaden our focus beyond our concentration on VEGF-2. Failure to find some positive results or trends from the GENASIS trial or to successfully broaden our focus beyond VEGF-2 will have significant negative consequences on our ability to do business and raise capital and on our ability to remain in operation.

We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock would be seriously limited.

Our common stock is currently traded on the NASDAQ Capital Market. To sustain a listing on NASDAQ, we must maintain minimum listing requirements, including certain levels of stockholders’ equity, market capitalization, and minimum bid price for our common stock. Currently, we do not satisfy certain of these requirements. Additionally, NASDAQ may consider, among other things, nature of business, financial integrity and future outlook of a company in considering whether to de-list a company. If our common stock is de-listed from NASDAQ, it could reduce the liquidity of our common stock, decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Fourth Amendment to Amended and Restated License Agreement, dated February 2, 2006, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc. (incorporated by reference from Exhibit 10.28 of our Form 10-K filed March 20, 2006).

10.2	Third Amendment to Development Agreement, dated February 2, 2006, by and between Corautus Genetics Inc. and Boston Scientific Corporation (incorporated by reference from Exhibit 10.19 of our Form 10-K filed March 20, 2006).

10.3	Material Transfer Agreement, dated January 6, 2006, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc. (incorporated by reference from Exhibit 10.33 of our Form 10-K filed March 20, 2006).

10.4	Underwriting Agreement dated March 9, 2006, by and between Corautus Genetics Inc. and Lazard Capital Markets LLC (for itself and as representative for Jefferies & Company, Inc. (incorporated by reference from Exhibit 99.1 of our Form 8-K filed March 14, 2006).

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2006.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)