Form 10-Q
period 2006-06-30
CORAUTUS GENETICS INC
filed 2006-08-10
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2006, was 19,728,854.

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2006 and 2005 and the period from July 1, 1991 (inception) to June 30, 2006	2

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2006 and 2005 and the period from July 1, 1991 (inception) to June 30, 2006	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137,549	$1,636,601
Short-term investments	21,675,000	29,325,275
Prepaid and other current assets	182,350	443,234

Total current assets	22,994,899	31,405,110
Property and equipment, net	170,393	83,915
Other assets	—	22,388

TOTAL ASSETS	$23,165,292	$31,511,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548,349	$538,193
Accrued employee benefits	293,000	410,842
Accrued clinical trial costs	2,621,678	3,003,666
Other accrued liabilities	167,628	77,809
Deferred revenue, current portion	83,333	83,333

Total current liabilities	3,713,988	4,113,843
Notes and interest payable	—	16,118,464
Deferred revenue, net of current portion	673,611	715,278
Other long-term liabilities	86,327	1,596

TOTAL LIABILITIES	$4,473,926	$20,949,181

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Series E Preferred Stock, 2,475,659 shares issued and outstanding, liquidation preference of $16,611,672	2,476	—
Common Stock—$0.001 par value, 100,000,000 shares authorized; 19,759,078 issued, 19,728,854 outstanding as of June 30, 2006; and 19,728,703 issued, 19,698,479 shares outstanding as of December 31, 2005	19,759	19,729
Additional paid-in capital	133,713,345	116,507,630
Treasury stock—30,224 shares at cost	(157,029)	(157,029)
Deficit accumulated during development stage	(114,888,572)	(105,809,485)

TOTAL STOCKHOLDERS’ EQUITY	18,691,366	10,562,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,165,292	$31,511,413

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		July 1, 1991 (inception) to June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$20,833	$20,833	$41,667	$41,667	$2,785,402

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	2,423,413	4,461,611	6,132,524	7,801,129	64,143,443
General and administrative	1,214,003	1,013,339	3,026,073	1,947,148	30,289,446
Write-off of acquired in-process technology	—	—	—	—	24,405,005
Write-off of property and equipment	—	—	—	—	2,594,042

Total costs and expenses	3,637,416	5,474,950	9,158,597	9,748,277	122,253,814

Loss from operations	(3,616,583)	(5,454,117)	(9,116,930)	(9,706,610)	(119,468,412)
Other income, net	—	10,885	—	15,693	137,708
Interest income	271,919	133,543	530,147	274,732	4,431,641
Interest expense	(249,180)	(166,662)	(492,304)	(340,031)	(3,715,302)

Net loss	$(3,593,844)	$(5,476,351)	$(9,079,087)	$(9,756,216)	$(118,614,365)

Basic and diluted loss per share	$(0.18)	$(0.37)	$(0.46)	$(0.66)

Number of weighted-average shares used in the computation of basic and diluted loss per share	19,725,935	14,969,167	19,715,089	14,822,575

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,		July 1, 1991 (inception) to June 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(9,079,087)	$(9,756,216)	$(118,614,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	31,178	58,561	3,757,115
Non-cash stock-based compensation expense	570,620	—	570,620
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	—	2,135,084
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	—	(4,800)	2,997,480
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred revenue	(41,667)	(41,667)	756,944
Change in operating assets and liabilities, net of acquisitions:
Prepaids and other current assets	260,884	538,389	(81,209)
Other assets	22,388	(971)	(780,276)
Accounts payable	10,156	194,754	227,666
Other current liabilities	(423,001)	1,057,084	3,101,867
Other long-term liabilities	—	—	(13,160)
Lease settlement obligation	—	(150,000)	(1,880,901)

Net cash used in operating activities	(8,648,529)	(8,104,866)	(78,842,071)
Cash flows from investing activities:
Purchase of short-term investments	(17,500,000)	(22,450,000)	(173,423,269)
Sale and maturity of short-term investments	25,150,275	25,715,000	152,448,544
Purchase of property and equipment	(6,195)	(38,596)	(5,745,384)
Proceeds from sale of property and equipment	—	4,800	241,870

Net cash provided by (used in) investing activities	7,644,080	3,231,204	(26,478,239)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	5,000,000	18,415,292
Interest payable	489,639	313,784	1,608,103
Repayment of capital lease and notes payable	(9,240)	(31,966)	(3,309,193)
Proceeds from issuance of Common Stock upon exercise of options and warrants	24,998	252,633	1,543,251
Proceeds from sale of common stock, net of issuance costs	—	10,015,175	61,397,942
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	505,397	15,549,626	106,457,859

Net (decrease) increase in cash and equivalents	(499,052)	10,675,964	1,137,549
Cash and equivalents, beginning of period	1,636,601	371,882	—

Cash and equivalents, end of period	$1,137,549	$11,047,846	$1,137,549

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

June 30, 2006

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

3. Short-Term Investments

As of June 30, 2006 and December 31, 2005, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of June 30, 2006 and December 31, 2005, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

4. Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard effective January 1, 2006. The Company’s Consolidated Financial Statements, as of June 30, 2006 and for the three and six month periods reflect the impact of SFAS 123(R). Stock-based compensation expense for the three month and six month periods ended June 30, 2006, was approximately $386,000 and $571,000, which consisted primarily of stock-based compensation expense related to employee stock options and the ESPP recognized under SFAS 123(R). Of the total for the three and six months ended June 30, 2006, approximately $116,000 and approximately $174,000 are included in research and development costs, respectively and approximately $270,000 and approximately $397,000 are included in general and administrative costs, respectively.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Generally, the Company grants stock options with a contractual term of ten years from the date of grant with a vesting term of 1 to 2 years.

The activities under all stock option plans are summarized as follows:

	Six Months Ended, June 30, 2006
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,858,094	$4.14
Granted	1,911,337	.83
Exercised	—	—
Canceled	(37,700)	4.54

Outstanding at end of period	5,731,731	3.04

Options exercisable at end of period	2,629,335	$3.75

The table below reflects net loss and net loss per share for the three-month and six-month periods ended June 30, 2006 and compared with the pro forma information for the three-month and six-month periods ended June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(3,593,844)	$(5,476,351)	$(9,079,087)	$(9,756,216)
Add: Stock based employee compensation included in net loss	386,203	—	570,620	—
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(386,203)	(631,692)	(570,620)	(1,198,656)

Net loss, after the effect of stock based compensation	$(3,593,844)	$(6,108,043)	$(9,079,087)	$(10,954,872)

Basic and diluted loss per share, as reported	$(0.18)	$(0.37)	$(0.46)	$(0.66)
Basic and diluted loss per share, after effect of stock-based compensation	$(0.18)	$(0.41)	$(0.46)	$(0.74)

As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was approximately $1,281,000 which is expected to be recognized over the remaining vesting period of each grant, over the next 24 months.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted was $0.64 and $1.73 per share during the three months ended June 30, 2006 and 2005, respectively and $0.64 and $1.65 per share during the six months ended June 30, 2006 and 2005, respectively. The assumptions used to value options granted are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	93%	61%	93%	53%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	5.1%	3.7%	5.1%	3.7%
Expected life, in years	5.7	3.0	5.7	3.0

The Company estimated the volatility of its stock using historical volatility. The Company will continue to monitor relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company also had used our historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in our Notes to Consolidated Financial Statements.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

After January 1, 2006, the expected term of employee stock options is the average between the contractual term and the vesting term as permitted by guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company used an estimate of expected term for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

As stock-based compensation expense recognized in the results for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

5. Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month and six-month periods ended June 30, 2006 and 2005. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive.

6. Conversion of Notes Payable

On June 30, 2006, the Company entered into a Recapitalization Agreement with Boston Scientific Corporation (“BSC”), pursuant to which BSC exchanged all of its Promissory Notes, with an aggregate principal amount of $15,000,000, together with accrued interest of $1,608,103 through June 30, 2006, for 2,475,659 shares of the Company’s Series E Preferred Stock with a liquidation preference of $6.71 per share and is entitled to an annual dividend of 6%. The Series E preferred is convertible into 2,475,659 shares of Corautus’ common stock. The agreement was executed and closed on June 30, 2006.

7. Capital Lease

In April, 2006, the Company executed a capital lease for approximately $114,000 of office furniture. Total payments of approximately $146,000 will be made over a five year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as projections about our GENASIS clinical trial or any future trials, including the likelihood of obtaining positive data from such trials, potential benefits from manufacturing agreements, the potential benefits from previous clinical trials, potential benefits from Phase I trials we are supporting in the areas of critical limb ischemia and diabetic neuropathy, future results of operations or our financial condition, adequacy of funding, benefits from the alliance with Boston Scientific, research, development and commercialization of our product candidates, anticipated trends in our business, manufacture of sufficient and acceptable quantities of our proposed products, approval of our product candidates, meeting additional capital requirements, and other risks that could cause actual results to differ materially. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risk factors in Corautus’ 2005 Annual Report on Form 10-K which was filed on March 20, 2006, as amended by Corautus’ Quarterly Report on Form 10-Q for the three months ended March 31, 2006, which are incorporated by reference into this Form 10-Q. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a biopharmaceutical company dedicated to the development of innovative gene therapy products for the treatment of cardiac and vascular disease. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Corautus is primarily focused on the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (“VEGF-2”), for the treatment of severe cardiovascular disease. Gene therapy is technology that uses genetic materials as therapeutic agents to treat disease. Gene therapy seeks to restore, augment or correct gene functions either by the addition of normal genes or by neutralizing the activity of defective genes.

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

As part of the process to address the clinical hold, the independent Data Monitoring Committee (“DMC”) reviewed safety information from the clinical trial. To better consider safety in the context of risk/benefit in this trial, the DMC also requested and subsequently reviewed a limited amount of available unblinded summary efficacy data related to the increase in exercise tolerance time (“ETT”), which is measured by a patient’s performance on a treadmill. The primary endpoint in the GENASIS trial is improvement in ETT measured 90 days after the administration of the therapeutic. The DMC received 90 day ETT summary data on 220 patients. It also received ETT summary data on 135 patients with 6 month follow up and 26 patients with 12 month follow up. The DMC did not review any other efficacy data. The DMC recommended to us that, based on available efficacy data, enrollment should be terminated under the current protocol as the DMC saw very little chance for significant efficacy as to the primary endpoint. On April 10, 2006, we announced that we had accepted the DMC’s recommendation that enrollment in the GENASIS trial be terminated and notified the FDA of the termination of enrollment. In the second quarter of 2006, we filed a response with the FDA on the clinical hold designed to address and resolve the safety issues that arose in the GENASIS trial.

On June 30, 2006, Corautus entered into a Recapitalization Agreement with Boston Scientific Corporation (“BSC”), pursuant to which BSC exchanged all of its Promissory Notes, with an aggregate principal amount of $15,000,000, together with accrued interest of $1,608,103 through June 30, 2006, for 2,475,659 shares of the Company’s Series E Preferred Stock.

On July 13, 2006, Corautus announced it had recently received notification from the FDA that Corautus had satisfactorily addressed the majority of the issues raised in the March 29, 2006 clinical hold letter and that the clinical hold on the GENASIS trial has been lifted. The Investigational New Drug Application will remain on a “partial hold”, as Corautus expected, until the remaining issues in the letter, all of which are associated with results of certain tests related to the delivery catheter system and injection procedure, are completed. Corautus expects to submit the results of those tests and the efficacy and safety analyses from the GENASIS clinical trial to the FDA for review around the end of this year.

Corautus ceased enrolling patients in the GENASIS trial on March 14, 2006, but it has continued to gather follow up data on treated patients. Corautus will not enroll any additional patients in the GENASIS clinical trial and will lock the database on August 14, 2006 for the 295 patients treated in the GENASIS clinical trial. The efficacy and safety analyses to be performed on the database will include 295 patients at 3 months, 241 patients at 6 months and 103 patients at 12 months. Corautus expects to present the results from the trial in the fall of 2006.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and under this method, no stock-based compensation expense for employee stock options was recognized in the prior periods in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the six months ended June 30, 2006 and 2005 were $41,667 and for each of the three months ended June 30, 2006 and 2005 were $20,833. These revenues were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. Product revenues are contingent on the success of our clinical trials. We do not anticipate revenues from product sales for at least three to five years following initiation of a Phase III clinical trial, and we do not know when, if ever, we will be able to initiate a Phase III clinical trial.

Research and Development Expense

During 2005 and 2006, research and development costs consisted primarily of personnel, consultants and other costs associated with preparing for and conducting our GENASIS Phase IIb clinical trial and costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

Research and development expenses decreased $2,039,000 or 46% for the three months ended June 30, 2006 to approximately $2,423,000 compared to approximately $4,462,000 for the three months ended June 30, 2005. Research and development expenses decreased $1,668,000 or 21% for the six months ended June 30, 2006 to approximately $6,133,000 compared to approximately $7,801,000 for the six months ended June 30, 2005.

The decrease in research and development expense in the second quarter of 2006 compared to the second quarter of 2005 relates primarily to decreases in costs incurred under the manufacturing agreement for the production of our VEGF-2 clinical material. Manufacturing costs decreased due to the completion of scheduled production activities, and the VEGF-2 material for possible future clinical trials and other uses was completed in July 2006. The decrease in research and development expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 relates primarily to a decrease of approximately $2,350,000 in costs incurred under our manufacturing agreement. Partially offsetting this decrease in costs is an increase in clinical trial costs of approximately $411,000 as well as non-cash stock-based compensation costs of approximately $174,000.

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

General and Administrative Expense

General and administrative expenses increased $201,000 or 20% for the three months ended June 30, 2006 to approximately $1,214,000 compared to approximately $1,013,000 for the three months ended June 30, 2005. General and administrative expenses increased $1,079,000 or 55% for the six months ended June 30, 2006 to approximately $3,026,000 compared to approximately $1,947,000 for the six months ended June 30, 2005.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. The increase in general and administrative expense in the second quarter of 2006 compared to the second quarter of 2005 relates primarily to costs associated with non-cash stock-based compensation costs. The increase in general and administrative expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 relates primarily to costs associated with our planned common stock offering in March 2006 which was terminated due to the suspension of enrollment in our GENASIS clinical trial in addition to non-cash stock-based compensation costs. The terminated offering costs primarily consisted of legal, accounting, printing, filing fees, and travel totaling approximately $695,000. We recorded non-cash stock-based compensation costs of $270,000 and $397,000 for the three and six months ended June 30, 2006, respectively.

Interest Income and Expense

Interest income during the three months ended June 30, 2006 and 2005 was approximately $272,000 and $134,000, respectively, and for the six months ended June 30, 2006 and 2005 was approximately $530,000 and $275,000, respectively. Interest income is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The increase in interest income is due to increases in the average balances in those investments and in the investment yield.

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $249,000 and $167,000, respectively, and for the six months ended June 30, 2006 and 2005 was approximately $492,000 and $340,000, respectively. The increase in interest expense is primarily due to the timing of issuance of the notes payable.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2006, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $16,400,000 in convertible debt offerings (including $15,000,000 from Boston Scientific Corporation), $55,500,000 in private equity financings, $16,000,000 in net proceeds from the Boston Scientific Corporation investment in our common and preferred stock and received equity funding of $14,900,000 related to our relationship with Baxter Healthcare. In exchange for extinguishing the notes payable and interest accrued through June 30, 2006, we issued to Boston Scientific, 2,475,659 shares of Series E preferred stock with a liquidation preference of $6.71 per share. The Series E preferred stock is convertible into 2,475,659 shares of Corautus’ common stock. The agreement was executed and closed on June 30, 2006.

Net cash used by operating activities during the six months ended June 30, 2006 and 2005 was approximately $8,649,000 and $8,105,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by investing activities for the six months ended June 30, 2006 and 2005 was approximately $7,644,000 and $3,231,000, respectively, which consists of sales and purchases of short-term investments and sales and purchases of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was approximately $505,000 and $15,550,000, respectively. Net cash provided by financing activities consists primarily of proceeds from the private sales of common stock and warrants, the exercise of stock options and warrants and proceeds from convertible debt, offset by repayments of capital leases.

As of June 30, 2006, we had cash, cash equivalents and short-term investments totaling approximately $22,813,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue for the foreseeable future and, in the event we initiate a Phase III clinical trial, negative cash flow is expected to accelerate. The development of our products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including any initiation of a Phase III clinical trial and progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

We expect that our existing capital resources will enable us to maintain our current and planned operations through the end of the third quarter of 2007. We will need to raise substantial additional capital to fund our planned operations beyond such date. We will be seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as follows, there have been no material changes regarding Corautus’ market risk position from the information provided in its Form 10-K for the fiscal year ended December 31, 2005. In the first quarter of 2006, the Company entered into foreign currency forward contracts to mitigate its risk related to scheduled payments in 2006 in Euros under its manufacturing agreement with Boehringer Ingelheim Austria GmBH. Additional quantitative and qualitative disclosures about market risk are discussed in Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in Corautus’ Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No material changes to the risk factors as listed in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended by our Quarterly Report on Form 10-Q for the three months ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2006, Corautus entered into a recapitalization agreement with Boston Scientific Corporation (“BSC”), pursuant to which BSC exchanged all of its Promissory Notes, with an aggregate principal amount of $15,000,000, together with accrued interest of $1,608,103 through June 30, 2006, for 2,475,659 shares of Corautus’ Series E Preferred Stock. In connection with this transaction, Corautus filed a Certificate of Designation of Preferences and Rights of Series E Preferred Stock (“Certificate”) with the Secretary of the State of Delaware. The Certificate provided for a single series of Series E Preferred Stock, par value $.001 per share, with 3,500,000 shares of Series E Preferred Stock authorized. The Series E Preferred Stock is convertible into 2,475,659 shares of common stock, subject to adjustment, upon demand of the holder or upon certain events, has a liquidation preference of approximately $6.71 per share, and is entitled to an annual dividend of 6%. The shares of Series E Preferred Stock have voting rights on an as converted basis with the shares of common stock, as well as separate voting rights with respect to certain enumerated matters.

This offer and sale of the shares of Series E Preferred Stock was made in a private transaction without any general solicitation or advertising and exclusively to “accredited investors” as defined in Rule 501(d) of the Securities Act. Corautus claims exemption from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held in Atlanta, Georgia on May 11, 2006. At the annual meeting, the shareholders were presented with three proposals as set forth in our annual proxy statement, all of which were approved.

Out of 21,137,581 shares of stock entitled to vote at such meeting based upon the record date of March 27, 2006, there were present in person or by proxy an aggregate of 16,940,289 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

Name of Nominee	No. of Votes For	No. of Votes Withheld
Richard E. Otto	16,645,009	364,725
Robert T. Atwood	16,786,841	222,893
Eric N. Falkenberg	16,645,037	364,697
James C. Gilstrap	16,806,479	203,255
John R. Larson	16,806,807	202,927
F. Richard Nichol, Ph.D.	16,645,009	364,725
B. Lynne Parshall	16,664,975	344,759
Ivor Royston, M.D.	16,628,966	380,768
Victor W. Schmitt	16,645,037	364,697

Proposal 2. The shareholders approved an amendment to the Corautus Genetics Inc. 2002 Stock Plan that increased the aggregate number of shares available for issuance under the plan by 1,000,000 shares of Corautus common stock.

For	Against	Abstain
10,443,201	500,709	194,823

Proposal 3. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for 2006.

For	Against	Abstain
16,940,289	57,808	11,637

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Designation of Preference and Rights of Series E Preferred Stock (incorporated by reference from our Current Report on Form 8-K dated July 6, 2006).

10.1	Amendment to Employment Agreement by and between Yawen L. Chiang and Corautus Genetics Inc., dated as of May 15, 2006.

10.2	Amendment to Employment Agreement by and between Jack W. Callicutt and Corautus Genetics Inc., dated as of May 15, 2006.

10.3	Amendment to Employment Agreement by and between Michael Steele and Corautus Genetics Inc., dated as of May 15, 2006.

10.4	Amendment to Employment Agreement by and between Richard E. Otto and Corautus Genetics Inc., dated as of June 21, 2006.

10.5	Amendment to Employment Agreement by and between Robert T. Atwood and Corautus Genetics Inc., dated as of June 21, 2006.

10.6	Recapitalization Agreement by and between Boston Scientific Corporation and Corautus Genetics Inc., dated as of June 30, 2006.

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer and Robert T. Atwood, Chief Financial Officer.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2006.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)