Form 10-Q
period 2006-09-30
CORAUTUS GENETICS INC
filed 2006-11-14
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2006, was 19,728,854.

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited)Three and Nine Months Ended September 30, 2006 and 2005 and the period from July 1, 1991 (inception) to September 30, 2006	2

	Consolidated Statements of Cash Flows (Unaudited)Nine Months Ended September 30, 2006 and 2005 and the period from July 1, 1991 (inception) to September 30, 2006	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signature		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,049,004	$1,636,601
Short-term investments	17,625,000	29,325,275
Prepaid and other current assets	218,144	443,234

Total current assets	19,892,148	31,405,110
Property and equipment, net	154,252	83,915
Other assets	—	22,388

TOTAL ASSETS	$20,046,400	$31,511,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,721	$538,193
Accrued employee benefits	371,603	410,842
Accrued clinical trial costs	1,882,385	3,003,666
Other accrued liabilities	69,500	77,809
Deferred revenue, current portion	83,333	83,333

Total current liabilities	3,090,542	4,113,843
Notes and interest payable	—	16,118,464
Deferred revenue, net of current portion	652,778	715,278
Other long-term liabilities	81,611	1,596

TOTAL LIABILITIES	3,824,931	20,949,181

Stockholders’ equity:
Convertible Preferred Stock—$0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Series E Preferred Stock, 2,475,659 shares issued and outstanding, liquidation preference of $16,611,672	2,476	—
Common Stock—$0.001 par value, 100,000,000 shares authorized; 19,759,078 issued, 19,728,854 outstanding as of September 30, 2006; and 19,728,703 issued, 19,698,479 shares outstanding as of December 31, 2005	19,759	19,729
Additional paid-in capital	134,161,761	116,507,630
Treasury stock—30,224 shares at cost	(157,029)	(157,029)
Deficit accumulated during development stage	(117,806,885)	(105,809,485)

TOTAL STOCKHOLDERS’ EQUITY	16,221,469	10,562,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,046,400	$31,511,413

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		July 1, 1991 (inception) to September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue	$20,833	$20,833	$62,500	$62,500	$2,806,236

Costs and expenses:
Cost of sales	—	—	—	—	821,878
Research and development	1,827,816	3,683,869	7,960,340	11,484,998	65,971,260
General and administrative	1,350,238	932,246	4,376,311	2,879,394	31,639,684
Write-off of acquired in-process technology	—	—	—	—	24,405,005
Write-off of property and equipment	—	—	—	—	2,594,042

Total costs and expenses	3,178,054	4,616,115	12,336,651	14,364,392	125,431,869

Loss from operations	(3,157,221)	(4,595,282)	(12,274,151)	(14,301,892)	(122,625,633)
Other income (expense), net	—	(95)	—	15,598	137,708
Interest expense	(3,372)	(243,308)	(495,676)	(583,339)	(3,718,674)
Interest income	242,281	276,542	772,427	551,274	4,673,921

Net loss	(2,918,312)	(4,562,143)	(11,997,400)	(14,318,359)	(121,532,678)
Series E preferred stock dividend	(249,175)	—	(249,175)	—	(249,175)

Net loss available to common stockholders	$(3,167,487)	$(4,562,143)	$(12,246,575)	$(14,318,359)	$(121,781,853)

Basic and diluted loss per share	$(0.16)	$(0.25)	$(0.62)	$(0.89)

Number of weighted-average shares used in the computation of basic and diluted loss per share	19,728,854	18,484,797	19,719,612	16,056,730

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2006	2005	July 1, 1991 (inception) to September 30, 2006
Cash flows from operating activities:
Net loss	$(11,997,400)	$(14,318,359)	$(121,532,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	48,822	81,991	3,774,759
Non-cash stock-based compensation expense	1,006,788	—	1,006,788
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	12,250	—	2,147,334
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	—	(4,705)	2,997,480
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred revenue	(62,500)	(62,500)	736,111
Change in operating assets and liabilities, net of acquisitions:
Prepaids and other current assets	225,090	425,849	(117,003)
Other assets	22,388	1,400	(780,276)
Accounts payable	145,528	116,513	363,038
Other current liabilities	(1,181,528)	1,692,829	2,343,340
Other long-term liabilities	—	—	(13,160)
Lease settlement obligation	—	(225,000)	(1,880,901)

Net cash used in operating activities	(11,780,562)	(12,291,982)	(81,974,104)
Cash flows from investing activities:
Purchase of short-term investments	(27,350,000)	(47,575,000)	(183,273,269)
Sale and maturity of short-term investments	39,050,275	37,790,000	166,348,544
Purchase of property and equipment	(7,698)	(48,149)	(5,746,887)
Proceeds from sale of property and equipment	—	4,800	241,870

Net cash provided by (used in) investing activities	11,692,577	(9,828,349)	(22,429,742)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	5,000,000	18,415,292
Interest payable	489,639	549,608	1,608,103
Repayment of capital lease and notes payable	(14,249)	(32,794)	(3,314,202)
Proceeds from issuance of Common Stock upon exercise of options and warrants	24,998	252,633	1,543,251
Proceeds from sale of common stock, net of issuance costs	—	17,929,645	61,397,942
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	500,388	23,699,092	106,452,850

Net increase in cash and equivalents	412,403	1,578,761	2,049,004
Cash and equivalents, beginning of period	1,636,601	371,882	—

Cash and equivalents, end of period	$2,049,004	$1,950,643	$2,049,004

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

September 30, 2006

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

2. Description of Business

Corautus is a development stage company dedicated to the development of innovative products in the life sciences industry. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Prior to November 1, 2006, Corautus was primarily focused on the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease. Corautus was the sponsor of a Phase IIb clinical trial to study the efficacy of VEGF-2 for the treatment of severe cardiovascular disease, known as the GENASIS trial. In addition, Corautus supports initial clinical trials studying the efficacy of VEGF-2 for the treatment of peripheral artery disease and diabetic neuropathy.

On October 30, 2006, the Board of Directors of Corautus determined that it was in the best interests of the company and its shareholders at the present time to not conduct further clinical trials for VEGF-2 for the treatment of cardiovascular and peripheral vascular disease. Corautus plans to immediately reduce its cash spending and to continue identifying other life sciences technologies that it could acquire or in-license, or other life sciences opportunities.

3. Short-Term Investments

As of September 30, 2006 and December 31, 2005, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of September 30, 2006 and December 31, 2005, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard effective January 1, 2006. The Company’s Consolidated Financial Statements, as of September 30, 2006 and for the three and nine month periods reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine month periods ended September 30, 2006, was approximately $436,000 and $1,007,000, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and the ESPP recognized under SFAS 123(R). Of the total for the three and nine months ended September 30, 2006, approximately $77,000 and $251,000 are included in research and development costs, respectively and approximately $359,000 and $756,000 are included in general and administrative costs, respectively.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Generally, the Company grants stock options with a contractual term of ten years from the date of grant with a vesting term of 1 to 2 years.

The activities under all stock option plans are summarized as follows:

	Nine Months Ended, September 30, 2006
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,858,094	$4.14
Granted	1,914,337	0.84
Exercised	—	—
Canceled	(85,150)	4.26

Outstanding at end of period	5,687,281	3.03

Options exercisable at end of period	2,821,890	$3.59

The table below reflects net loss and net loss per share for the three-month and nine-month periods ended September 30, 2006 and compared with the pro forma information for the three-month and six-month periods ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss available to common stockholders, as reported	$(3,167,487)	$(4,562,143)	$(12,246,575)	$(14,318,359)
Add: Stock based employee compensation included in net loss	436,167	—	1,006,788	—
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards	(436,167)	(623,280)	(1,006,788)	(1,821,936)

Net loss available to common stockholders, after the effect of stock based compensation	$(3,167,487)	$(5,185,423)	$(12,246,575)	$(16,140,295)

Basic and diluted loss per share, as reported	$(0.16)	$(0.25)	$(0.62)	$(0.89)
Basic and diluted loss per share, after effect of stock-based compensation	$(0.16)	$(0.28)	$(0.62)	$(1.01)

As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was approximately $857,200, which is expected to be recognized over the remaining vesting period of each grant over the next 21 months.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted was $0.55 and $2.04 per share during the three months ended September 30, 2006 and 2005, respectively and $0.64 and $1.66 per share during the nine months ended September 30, 2006 and 2005, respectively. The assumptions used to value options granted are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	93%	61%	93%	53%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	5.1%	3.8%	5.1%	3.7%
Expected life, in years	6.0	3.0	5.7	3.0

The Company estimated the volatility of its stock using historical volatility. The Company will continue to monitor relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company also had used its historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the Notes to Consolidated Financial Statements.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

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

As stock-based compensation expense recognized in the results for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

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

5. Net loss per share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share available to common stockholders is based on the weighted-average number of shares of common stock outstanding during the three-month and nine-month periods ended September 30, 2006 and 2005. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive. Dividends on the Series E Preferred Stock are deducted from net loss to compute net loss and per share net loss available to common stockholders from July 1, 2006 forward. See Note 6 below.

6. Conversion of Notes Payable

On June 30, 2006, the Company entered into a Recapitalization Agreement with Boston Scientific Corporation (“BSC”), pursuant to which BSC exchanged all of its Promissory Notes, with an aggregate principal amount of $15,000,000, together with accrued interest of $1,608,103 through June 30, 2006, for 2,475,659 shares of the Company’s Series E Preferred Stock with a liquidation preference of $6.71 per share and is entitled to a cumulative annual dividend of 6%. The Series E preferred is convertible into 2,475,659 shares of Corautus’ common stock, subject to adjustment. The agreement was executed and closed on June 30, 2006. The dividends on the Series E Preferred Stock are payable upon declaration by the board of directors on January 1 and July 1 of each year and are payable in additional shares of Series E Preferred Stock until January 1, 2009, when such dividends will be payable in cash from then forward. The Company’s board of directors has not declared any dividends on the Series E preferred stock as of September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address performance, events or developments that we expect or anticipate will occur in the future, such as the likelihood of identifying and securing life sciences opportunities upon which to focus our resources and the adequacy of our cash position to transition to new opportunities if found. These risks are discussed in Corautus Genetics Inc.’s Securities and Exchange Commission filings, including, but not limited to, the risk factors in Corautus’ 2005 Annual Report on Form 10-K which was filed on March 20, 2006 amended by Corautus’ Form 10-Q for the period ended March 31, 2006 which was filed on May 15, 2006, all of which are incorporated by reference into this report. All forward-looking statements included in this document are based on information available to Corautus on the date hereof, and Corautus assumes no obligation to update any such forward-looking statements.

OVERVIEW

Corautus is a development stage company dedicated to the development of innovative products in the life sciences industry. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995. Prior to November 1, 2006, Corautus was primarily focused on the clinical development of gene therapy products using a vascular growth factor gene, Vascular Endothelial Growth Factor 2 (VEGF-2), for the treatment of severe cardiovascular disease. Corautus was the sponsor of a Phase IIb clinical trial to study the efficacy of VEGF-2 for the treatment of severe cardiovascular disease, known as the GENASIS trial. In addition, Corautus supports initial clinical trials studying the efficacy of VEGF-2 for the treatment of peripheral artery disease and diabetic neuropathy.

On March 14, 2006, we announced that in conjunction with Boston Scientific Corporation, we had temporarily suspended patient treatments in our GENASIS clinical trial. Boston Scientific requested the voluntary suspension as a result of three reported serious adverse events of pericardial effusion, which did not appear to be related to the VEGF-2 biologic. We notified the U.S. Food and Drug Administration (“FDA”) of the voluntary suspension prior to making the public announcement, and in a subsequent teleconference, we were informed that the FDA had placed the trial on clinical hold.

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

Corautus locked the database on August 14, 2006 for the 295 patients treated in the GENASIS clinical trial. The efficacy and safety analyses performed on the database included 295 patients at 3 months, 241 patients at 6 months and 103 patients at 12 months. On October 10, 2006 Corautus announced the final efficacy results from its GENASIS clinical trial did not achieve a statistically significant difference from placebo in any active dose group for the primary efficacy endpoint. The primary efficacy endpoint in the GENASIS clinical trial was an improvement of at least one minute in ETT from baseline to three months. The data indicated considerable overlap in results between the active and placebo groups for the secondary endpoints as well, and no clear dose effect was seen. In general, a majority of patients in all treatment arms (active and placebo) significantly improved from their baseline status in both primary and secondary efficacy endpoints; however, there was no significant separation from the placebo in any active dose group.

On October 30, 2006, the Board of Directors of Corautus determined that it was in the best interests of the company and its shareholders at the present time to not conduct further clinical trials for VEGF-2 for the treatment of cardiovascular and peripheral vascular disease. Corautus plans to immediately reduce its cash spending and to continue identifying other life sciences technologies that it could acquire or in-license, or other life sciences opportunities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The value of options, warrants, or stock awards issued to non-employees have been determined in accordance with SFAS No. 123(R), Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the options vest, if required. Warrants for common stock are initially valued at the date of issuance and are recorded to the expense category related to the services provided.

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the nine months ended September 30, 2006 and 2005 were $62,500 and for each of the three months ended September 30, 2006 and 2005 were $20,833. These revenues were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. Product revenues are contingent on the success of our clinical trials. In light of the plans to not conduct further clinical trials for our lead therapeutic candidate, we do not anticipate revenues from product sales for the foreseeable future, if at all.

Research and Development Expense

During 2006 and 2005, research and development costs consisted primarily of personnel, consultants and other costs associated with preparing for and conducting our GENASIS Phase IIb clinical trial and costs associated with the manufacturing of our clinical material for planned Phase III clinical trials and commercial use.

Research and development expenses decreased $1,856,000 or 50% for the three months ended September 30, 2006 to approximately $1,828,000 compared to approximately $3,684,000 for the three months ended

September 30, 2005. Research and development expenses decreased $3,525,000 or 31% for the nine months ended September 30, 2006 to approximately $7,960,000 compared to approximately $11,485,000 for the nine months ended September 30, 2005.

The decrease in research and development expenses in the third quarter of 2006 compared to the third quarter of 2005 relates primarily to decreases in costs incurred for the GENASIS clinical trial and costs under the manufacturing agreement for the production of our VEGF-2 clinical material. Manufacturing costs decreased due to the completion of scheduled production activities, and the VEGF-2 material for possible future clinical trials and other uses was completed in July 2006. The decrease in research and development expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 relates primarily to decreases of approximately $3,122,000 in costs incurred under our manufacturing agreement and $743,000 in costs related to the GENASIS clinical trial partially offset by non-cash stock-based compensation costs of approximately $251,000.

In the event we initiate another clinical trial or perform research in a new therapeutic development opportunity, we anticipate increasing research and development expenditures in the future as we conduct clinical testing necessary to bring any products to market.

General and Administrative Expense

General and administrative expenses increased $418,000 or 45% for the three months ended September 30, 2006 to approximately $1,350,000 compared to approximately $932,000 for the three months ended September 30, 2005. General and administrative expenses increased $1,497,000 or 52% for the nine months ended September 30, 2006 to approximately $4,376,000 compared to approximately $2,879,000 for the nine months ended September 30, 2005.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. The increase in general and administrative expense in the third quarter of 2006 compared to the third quarter of 2005 relates primarily to costs associated with non-cash stock-based compensation costs. The increase in general and administrative expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 relates primarily to costs associated with our planned common stock offering in March 2006, which was terminated due to the suspension of enrollment in our GENASIS clinical trial, in addition to non-cash stock-based compensation costs. The terminated offering costs primarily consisted of legal, accounting, printing, filing fees, and travel totaling approximately $695,000. We recorded non-cash stock-based compensation costs of $359,000 and $756,000 for the three and nine months ended September 30, 2006, respectively.

Interest Income and Expense

Interest income during the three months ended September 30, 2006 and 2005 was approximately $242,000 and $277,000, respectively, and for the nine months ended September 30, 2006 and 2005 was approximately $772,000 and $551,000, respectively. Interest income is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The fluctuations in interest income are due to changes in the average balances in those investments and in the investment yield during the respective periods.

Interest expense for the three months ended September 30, 2006 and 2005 was approximately $3,000 and $243,000, respectively, and for the nine months ended September 30, 2006 and 2005 was approximately $496,000 and $583,000, respectively. The decrease in interest expense is primarily due to Boston Scientific Corporation’s exchange of all of its Promissory Notes, with an aggregate principal amount of $15,000,000, together with accrued interest of $1,608,103 on June 30, 2006, for 2,475,659 shares of the Company’s Series E Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2006, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $16,400,000 in convertible debt offerings (including $15,000,000 from Boston Scientific Corporation), $55,500,000 in private equity financings, $16,000,000 in net proceeds from the Boston Scientific Corporation investment in our common and preferred stock and received equity funding of $14,900,000 related to our relationship with Baxter Healthcare. In exchange for extinguishing the notes payable and interest accrued through June 30, 2006, we issued to Boston Scientific, 2,475,659 shares of Series E preferred stock with a liquidation preference of $6.71 per share. The Series E preferred stock is convertible into 2,475,659 shares of Corautus’ common stock, subject to adjustment. The agreement was executed and closed on June 30, 2006.

Net cash used by operating activities during the nine months ended September 30, 2006 and 2005 was approximately $11,781,000 and $12,292,000, respectively. Net cash used in operating activities consists of expenditures for research and development and general and administrative expenses. Net cash provided by (used in) investing activities for the nine months ended September 30, 2006 and 2005 was approximately $11,693,000 and $(9,828,000), respectively, which consists of sales and purchases of short-term investments and sales and purchases of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was approximately $500,000 and $23,699,000, respectively. Net cash provided by financing activities consists primarily of proceeds from the private sales of common stock and warrants, the exercise of stock options and warrants and proceeds from convertible debt, offset by repayments of capital leases.

As of September 30, 2006, we had cash, cash equivalents and short-term investments totaling approximately $19,674,000. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue for the foreseeable future and, in the event we initiate another clinical trial for a product candidate, negative cash flow is expected to accelerate. Because we currently are exploring new opportunities in the life sciences area, we cannot accurately estimate the costs that we may incur in connection with development of products based on such new opportunities. However, we will need to raise substantial additional capital to fund our potential research and development activities for any new product candidates that we may identify and acquire. We will be seeking this additional funding either through collaborative arrangements or through public or private equity or debt financings. We cannot be certain that additional financing will be available on acceptable terms, or at all. We do not have any commitments or arrangements assuring us of any additional funds in the future, and there is no assurance that we will be able to obtain additional capital on acceptable terms, or at all. Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future. To the extent we raise additional cash by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as follows, there have been no material changes regarding Corautus’ market risk position from the information provided in its Form 10-K for the fiscal year ended December 31, 2005. In the first quarter of

2006, the Company entered into foreign currency forward contracts to mitigate its risk related to scheduled payments in 2006 in Euros under its manufacturing agreement with Boehringer Ingelheim Austria GmBH. All scheduled payments for 2006 relating to the manufacturing agreement have been made and all foreign currency forward contracts have matured as of September 30, 2006. Additional quantitative and qualitative disclosures about market risk are discussed in Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in Corautus’ Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, are hereby further supplemented to include the following:

We are a development stage company with a history of insignificant revenues and significant net losses. We currently do not have a lead product candidate in clinical trials. We expect continued net losses for the foreseeable future, and we may never become profitable.

We are a development stage company, and we have not yet generated significant revenues. From our inception in July 1991 to September 30, 2006, we have incurred net losses of approximately $121.5 million, including net losses of approximately $12 million in 2006, almost all of which consisted of research and development, clinical trials and general and administrative expenses. Our Board of Directors recently determined that it was in our best interest and the best interest of our stockholders at the present time to not conduct further clinical trials of VEGF-2 for the treatment of cardiovascular and peripheral vascular disease, and we instead are redirecting our focus to other life science opportunities. In addition, we do not expect to generate revenues from sales for a number of years, if at all. As a result, we expect our net losses from operations to continue for the foreseeable future.

Our ability to generate revenues and become profitable will depend on our ability, alone or with collaborators, to timely, efficiently and successfully identify and develop product candidates, conduct pre-clinical and clinical tests, obtain necessary regulatory approvals, and manufacture and market product candidates. We may not be successful in identifying and securing life sciences opportunities with commercial promise. We may never generate profits and, even if we do achieve profitability, we cannot predict the level or sustainability of such profitability.

We will need substantial additional funding to identify and develop product candidates or life science opportunities and for our future operations.

The identification and development of product candidates or other life science opportunities will require a commitment of substantial funds to conduct the costly and time-consuming research and due diligence, pre-clinical and clinical testing necessary to obtain regulatory approvals and bring our product candidates to market. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our existing stockholders will be diluted. If additional funds are raised through the issuance of debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock and preferred stock. Moreover, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Failure to successfully address ongoing liquidity requirements will have a material adverse effect upon our business. In the event that we are unable to obtain additional capital on acceptable terms, we will be required to take actions that will harm our business and our ability to achieve cash flow in the future, including possibly the surrender of our rights to some technologies or product candidates, delaying any clinical trials or curtailing or ceasing operations. Further, we may not be successful in identifying and securing life sciences opportunities with commercial promise, which will adversely affect our business.

We may not have the staff or infrastructure necessary to develop or exploit life science opportunities or product candidates that we may identify.

On October 30, 2006, our Board of Directors determined that it was in the best interests of the company to significantly reduce our workforce. Identifying life sciences opportunities, conducting clinical trials, and obtaining development, manufacturing and distribution partners requires knowledgeable and experienced employees as well as a developed infrastructure. In the event we are able to identify new life science opportunities, we may not have sufficient staff or infrastructure to develop and commercialize product candidates based upon such life science opportunities, and we may be unsuccessful in outsourcing the work that could have been performed by employees.

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

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

CORAUTUS GENETICS INC. a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Vice President, Finance and Administration
Chief Accounting Officer
(Principal Accounting Officer)