Form 10-K/A
period 2006-12-31
CORAUTUS GENETICS INC
filed 2007-04-30
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CORAUTUS GENETI CS INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

FORM 10-K/A

-i-

EXPLANATORY NOTE

The terms “us,” “we,” “our” and “the Company” refer to Corautus Genetics Inc. We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 30, 2007, for the sole purpose of providing the information required by Part III of Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors currently consists of nine members— Robert T. Atwood, Eric N. Falkenberg, James C. Gilstrap, John R. Larson, F. Richard Nichol, Ph.D., Richard E. Otto, B. Lynne Parshall, Ivor Royston, M.D. and Victor W. Schmitt. If elected as a director at the next annual meeting, each of the nominees would serve a one-year term expiring at the 2008 Annual Meeting of Shareholders or until his or her successor has been duly elected and qualified. There are no family relationships among the directors or the executive officers.

Set forth below is certain information as of March 30, 2007 regarding our current directors and executive officers, including biographical information for all directors and our executive officers.

Name	Age	Title
Richard E. Otto	57	Director, Chief Executive Officer and President

Jack W. Callicutt	40	Senior Vice President - Chief Financial Officer, Chief Accounting Officer and Secretary

Robert T. Atwood	67	Director

Eric N. Falkenberg(2)(3)	57	Director

James C. Gilstrap (4)(1)	71	Director

John R. Larson(3)	60	Director

F. Richard Nichol, Ph.D.(1)(2)	65	Director

B. Lynne Parshall(1)	52	Director

Ivor Royston, M.D.(3)	60	Director

Victor W. Schmitt(2)	58	Director

1.	Member of the Audit Committee.
2.	Member of the Compensation Committee.
3.	Member of the Nominating and Corporate Governance Committee.
4.	Chairman of the Board of Directors.

Richard E. Otto. Richard E. Otto is our Chief Executive Officer, President and director and has served as Chief Executive Officer and director since the merger between GenStar and Vascular Genetics in February 2003. Mr. Otto became President of Corautus in April 2003. Prior to the merger, he served as Chief Executive Officer, President and a director of Vascular Genetics since January 2002. From March 1998 through January 2002, Mr. Otto served as a consultant to various charitable and commercial organizations. Mr. Otto has spent the past 35 years in the cardiac therapy industry. From September 1995 to March 1998 he served as Chief Executive Officer and a director of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to the Cardiac Rhythm Management division of St. Jude Medical. His career includes key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto has served on the Georgia board of directors of the Juvenile Diabetes Foundation, and Leukemia Society. Additionally, Mr. Otto serves on the board of directors of ImaRx Therapeutics Inc., a privately held corporation, and MediHut Inc. Mr. Otto was a semifinalist in the 1997 Entrepreneur of the Year Award for the Southern California Region. He received a Bachelor of Science degree in chemistry from the University of Georgia.

Jack W. Callicutt. Jack W. Callicutt has served as Senior Vice President—Chief Financial Officer and Secretary since January 2007, prior to which Mr. Callicutt served as Vice President – Finance and Administration since September 2003. Prior to joining Corautus, Mr. Callicutt spent 14 years with Deloitte & Touche, the last six years as an audit senior manager. Mr. Callicutt is a Certified Public Accountant and graduated, with honors, from Delta State University in 1989 with degrees in Accounting and Computer Information Systems.

Robert T. Atwood. Robert T. Atwood, until December 31, 2006, was our Chief Financial Officer, Executive Vice President, Secretary and Director and has served as Chief Financial Officer and Secretary since the merger between GenStar and Vascular Genetics in February 2003. Mr. Atwood became Executive Vice President in October 2003 and director in November 2003. Prior to the merger, he served as Chief Financial Officer of Vascular Genetics since January 2002. Prior to joining Vascular Genetics, Mr. Atwood served for 10 years as Executive Vice President and Chief Financial Officer of First Union Corporation (now Wachovia Corporation), Charlotte, N.C. Prior to working with First Union, Mr. Atwood was a partner in the international accounting firm of Deloitte & Touche, having spent 28 years serving clients and in administrative positions in Atlanta, the District of Columbia, and New York. Throughout his career, Mr. Atwood has served on numerous professional association and industry committees. He was appointed to the President’s Price Advisory Committee to the Council on Wage and Price Stability from 1978 to 1980 and to the Investment Policy Advisory Committee to the United States Trade Representative from 1984 to 1987. Mr. Atwood currently serves on the board of directors of Grubb Properties headquartered in Charlotte, N.C. In addition, Mr. Atwood has served on the board of trustees of many educational, cultural, and charitable activities, and currently serves and the chairman of the Catholic Foundation of South Georgia. In 2001, Mr. Atwood received the Spirit of Giving Award from the Mint Museum of Art and the Royal and Sun Alliance Company in Charlotte, N.C. Mr. Atwood graduated from the University of San Diego in 1962 and in May 2001 was awarded the Author E. Hughes Career Achievement Award by the University of San Diego School of Business Administration.

Eric N. Falkenberg. Eric N. Falkenberg has served as a director of Corautus since the merger between GenStar and Vascular Genetics in February 2003. Mr. Falkenberg also serves as Executive Vice President, Global Research and Emerging Indications, for the Cardiac Rhythm Management Division, or CRMD, of St. Jude Medical, Inc. since 1996. CRMD is a leading supplier of pacemaker, implantable cardioverter defibrillator, and catheter mapping and ablation systems for the treatment of cardiac rhythm disease. Prior to joining St. Jude Medical in 1998, Mr. Falkenberg held assignments in sales management and product development at Guidant Corporation and Intermedics, Inc. Mr. Falkenberg received a B.S. in Engineering from Lafayette College and a Master of Science degree in Biomedical Engineering from the University of Miami.

James C. Gilstrap. James C. Gilstrap has served as a director of Corautus since the merger between GenStar and Vascular Genetics in February 2003. Mr. Gilstrap currently serves as Chairman of the board of directors of CardioDynamics International Corporation, a publicly traded company listed on NASDAQ that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Gilstrap has served as either Chairman or Co-Chairman of the board of directors of CardioDynamics International Corporation since February 1995. Mr. Gilstrap retired in 1987 from Jefferies & Company, Inc., an investment banking and institutional securities firm, where he served as Senior Executive Vice President, Partner, and Member of the Executive Committee. Mr. Gilstrap is also past president of the Dallas Securities Dealers as well as a past member of the Board of Governors of the National Association of Securities Dealers, Inc.

John R. Larson. John R. Larson has served as a director of Corautus since the merger between GenStar and Vascular Genetics in February 2003. Prior to the merger, he served as director of Vascular Genetics since 1999. Since December 1999, he has served as the Managing Director of Clique Capital, LLC, a venture capital company focused in the healthcare and technology area. Mr. Larson also serves as a director of Northland Trust Services, Inc., a trust services firm headquartered in Minneapolis, Minnesota. Mr. Larson is a founder of Prolifaron, Inc., an early stage biotechnology company he started in 1997 and sold to Alexion Pharmaceuticals, Inc. in 2000, and a founder of Materia, Inc. a research and development company specializing in new applications of patented polymer products. Mr. Larson served as a director for Prolifaron, Inc. from April 1997 to September 2000, a director of Materia, Inc. from 1997 to 1999, and a director of Northland Securities, Inc. from October 2002 to December 2004. Mr. Larson practiced law for 25 years concentrating in the areas of securities and finance and since August 2000 has been an “Of Counsel” with the law firm of Messerli & Kramer. Mr. Larson has been a frequent speaker on securities matters, having served as Commissioner of Securities and Chairman of the Commerce Commission for the State of Minnesota. In such capacity, Mr. Larson served on a number of committees for the North American Securities Administrators Association, Inc. and the National Association of Securities Dealers, Inc. Mr. Larson holds a B.A. degree from Minnesota State University and a J.D. from William Mitchell College of Law.

F. Richard Nichol, Ph.D. F. Richard Nichol, Ph.D. has served as director of Corautus since the 2004 annual meeting. Dr. Nichol currently serves on the boards of directors of First Consulting Group, a system integrator in the life sciences space. Dr. Nichol has spent 37 years in the pharmaceutical, contract clinical research, and biotechnology industries. In 1975, he was a cofounder of IBRD, a contract research organization, and served as Chairman and Chief Executive Officer until retiring in 1995. At that time, IBRD had revenues of $45 million with 437 employees in eight countries. Subsequently, he was named Chairman and Chief Executive Officer of CoCensys, a neuroscience research company, which was sold to Purdue Pharma in September 1999. Dr. Nichol received a BA, MS and Ph.D. from The Pennsylvania State University.

B. Lynne Parshall. B. Lynne Parshall has served as a director of Corautus since the 2005 annual meeting. Ms. Parshall is Director, Executive Vice President, Chief Financial Officer and Secretary of Isis Pharmaceuticals, Inc. She has served as Isis Pharmaceuticals’ Executive Vice President since December 1995, its Chief Financial Officer since June 1994, and its Secretary since November 1991. She is responsible for overseeing the operations of development chemistry, manufacturing and pharmaceutics, finance, legal, patent affairs and is also involved in Isis Pharmaceuticals’ investor relations and business development activities. Ms. Parshall has been with Isis Pharmaceuticals for 14 years. Prior to joining Isis Pharmaceuticals, Ms. Parshall was a partner with the law firm of Cooley Godward LLP, where she represented several health care companies in a general practice specializing in corporate partnering and other technology-based transactions. Ms. Parshall currently serves on the board of directors of CardioDynamics International Corporation. Ms. Parshall received her J.D. at Stanford Law School, Stanford, California and her B.A. from Harvard University, Cambridge, Massachusetts . Ms. Parshall is currently a member of the Board of Trustees of The Bishop’s School and the Surf Soccer Board of Directors. Ms. Parshall is also a member of the Licensing Executives Society and a member of the American, Californian, and San Diego bar associations.

Ivor Royston, M.D. Ivor Royston, M.D. has served as director of Corautus since the merger between GenStar and Vascular Genetics in February 2003. He was Chairman of the Board of GenStar from April 1997 until August 1998 and served as GenStar’s President and Chief Executive Officer from April 1997 to August 1998. He has served as one of our directors since our formation in June 1995. Since 1990, Dr. Royston has been a General Partner of Forward Ventures, a life science venture capital firm. From 1990 until 2000, he was the President and Chief Executive Officer of Sidney Kimmel Cancer Center (formerly the San Diego Regional Cancer Center). From 1977 to 1993, Dr. Royston held various positions in academic medicine at the University of California, San Diego (UCSD) School of Medicine. Dr. Royston also served as Director, Clinical Immunology Program at the UCSD Cancer Center and Chief of Oncology at the San Diego VA Medical Center. Dr. Royston was a founder and director of Hybritech, Inc., GeneSys Therapeutics Corporation and IDEC Pharmaceuticals, Inc. He has served on the board of directors of various companies, including Unisyn Technologies, Inc., Medstone International Inc., Sequana Therapeutics, Inc., Corixa, Inc., CombiChem, Inc., IDEC Pharmaceuticals and GenQuest, Inc. He currently is a member of the board of directors of Avalon Pharmaceuticals, Favrille, Inc., Morphotek, Inc., and Targegen, Inc., and is Chairman of the Board of CancerVax, Inc. Dr. Royston was appointed by the President of United States to the National Cancer Advisory Board during 1996. Dr. Royston received a B.A. in Human Biology from Johns Hopkins University and an M.D. from the Johns Hopkins School of Medicine. He later trained in internal medicine and oncology at Stanford University and is board certified in both Internal Medicine and Medical Oncology.

Victor W. Schmitt. Victor W. Schmitt has served as a director of Corautus since the merger between GenStar and Vascular Genetics in February 2003. Prior to the merger, he served as a GenStar director since 1998. He is President, Venture Management, Baxter Healthcare Corporation. He has held this position since 1994 and is responsible for the creation and management of Baxter Healthcare Corporation’s interests in development-stage biotech companies. Prior to his current assignment, he held the operating position of President, Baxter Biotech Europe. He has also served as Vice President, Business Development and Finance for Baxter’s Blood Therapy Group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our common stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, we believe that during the fiscal year ended December 31, 2006, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Code of Conduct

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

Meetings and Committees of the Board of Directors

The board of directors conducts its business through meetings of the full board and through committees of the board, consisting of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

During the fiscal year ended December 31, 2006, the board of directors held 14 meetings. The Audit Committee held four meetings, the Compensation Committee held four meetings and the Nominating and Corporate Governance Committee held one meeting. The board’s governance principles provide that board members are expected to attend all meetings of the board and of each committee that the director is a member. At the 2006 Annual Meeting, all of the current board members were in attendance.

The Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and oversees Corautus’ financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the auditors and supervises Corautus’ compliance with legal and regulatory requirements. Our board of directors has adopted a charter that sets forth the responsibilities of the Audit Committee. The Audit Committee’s charter is posted on our website at www.corautus.com. The members of the Audit Committee are B. Lynne Parshall, James Gilstrap and F. Richard Nichol, each of whom has been determined by the board of directors to be independent as defined by the rules of the Securities and Exchange Commission and the applicable listing standards. The financial expert on our Audit Committee, as determined by the board of directors, is B. Lynne Parshall. B. Lynne Parshall also serves as Chairman of the Audit Committee. Please refer to Ms. Parshall’s biographical information above for a brief listing of Ms. Parshall’s relevant experience.

The Compensation Committee

The Compensation Committee assists the board by making recommendations to the board relating to the compensation and evaluation of Corautus’ executives, administering Corautus’ compensation plans and making reports and recommendations to the board with respect to such compensation. Our board of directors has adopted a charter that sets forth the responsibilities of the Compensation Committee.

The Compensation Committee’s charter is posted on our website at www.corautus.com. The members of the Compensation Committee are Eric N. Falkenberg, F. Richard Nichol and Victor W. Schmitt, each of whom has been determined by the board of directors to be independent directors. Mr. Falkenberg serves as Chairman of the Compensation Committee.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the board in identifying and attracting highly qualified individuals to serve as directors, selecting director nominees to be elected to the board of directors, selecting qualified persons to fill any vacancies on the board, developing and maintaining our corporate governance principles and our code of business conduct and ethics, monitoring and safeguarding the board’s independence, and annually undertaking performance evaluations of the board committees and the full board of directors. Our board of directors has adopted a charter that sets forth the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s charter is posted on our website at www.corautus.com. The members of the Nominating and Corporate Governance Committee are Eric N. Falkenberg, John R. Larson and Ivor Royston, each of whom is independent as defined by the rules of the SEC and the applicable listing standards of NASDAQ. Mr. Larson serves as Chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider shareholders’ recommendations for election as directors at our 2008 Annual Meeting of Shareholders if submitted to Corautus on or before December 31, 2007.

Nomination of Directors

As provided in Corautus’ bylaws and the Nominating and Corporate Governance Committee’s charter, the Nominating and Corporate Governance Committee will consider recommendations for directors submitted by shareholders. The Nominating and Corporate Governance Committee, in accordance with the board’s governance principles, seeks to create a board that has the ability to contribute to the effective oversight and management of Corautus, that is as a whole strong in its collective knowledge of and diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business judgment, crisis management, risk assessment, industry knowledge, corporate governance and global markets. When the Committee reviews a potential new candidate, the Committee looks specifically at the candidate’s qualifications in light of the needs of the board and Corautus at that time given the then current mix of director attributes.

General criteria for the nomination of director candidates include:

•	the highest ethical standards and integrity;

•	a willingness to act on and be accountable for board decisions;

•	an ability to provide wise, informed and thoughtful counsel to top management on a range of issues;

•	a history of achievement that reflects superior standards for themselves and others;

•	loyalty and commitment to driving the success of Corautus;

•	an ability to take tough positions while at the same time working as a team player; and

•	individual backgrounds that provide a portfolio of experience and knowledge commensurate with the needs of Corautus.

The Nominating and Corporate Governance Committee also strives to have all directors, other than the Chief Executive Officer and Chief Financial Officer, be independent. The Committee must also ensure that the members of the board as a group maintain the requisite qualifications under the NASDAQ listing standards for populating the Audit, Compensation and Nominating and Corporate Governance Committees.

Recommendations to the board of directors for election as directors of Corautus at an annual meeting may be made only by the Nominating and Corporate Governance Committee or by Corautus shareholders (through the Nominating and Corporate Governance Committee) who comply with the timing, informational, and other requirements of our Bylaws. Shareholders have the right to recommend persons for nomination by submitting such recommendation, in written form, to the Nominating and Corporate Governance Committee. Such recommendation must be delivered to or mailed to and received by the Secretary of Corautus at the principal executive offices not less than 120 calendar days before the first anniversary of the date that our proxy statement was released to shareholders in connection with the preceding year’s annual meeting of shareholders, except that if no annual meeting of shareholders was held in the preceding year or if the date of the annual meeting of shareholders has been changed by more than 30 calendar days from the date contemplated at the time of the preceding year’s proxy statement, the notice shall be received by the Secretary at Corautus’ principal executive offices not less than 150 calendar days prior to the date of the contemplated annual meeting or the date that is 10 calendar days after the date of the first public announcement or other notification to shareholders of the date of the contemplated annual meeting, whichever first occurs. The deadline to submit recommendations for election as directors at the 2007 Annual Meeting has already passed and the deadline to submit recommendations for election as directors at the 2008 Annual Meeting is on or before December 31, 2007.

Such written recommendations must include:

•	the shareholder’s name and address, as they appear on our corporate books;

•	the class and number of shares that are beneficially owned by such shareholder;

•	the dates upon which the shareholder acquired such shares; and

•	documentary support for any claim of beneficial ownership.

Additionally, the recommendation needs to include, as to each person whom the shareholder proposes to recommend to the Nominating and Corporate Governance Committee for nomination to election or reelection as a director, all information relating to the person that is required pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and evidence satisfactory to us that the nominee has no interests that would limit their ability to fulfill their duties of office.

A shareholder’s notice of recommendation must also include:

•	the name, date of birth, business address and residence address of the nominee;

•	the principal occupation or employment of the nominee;

•	the class and number of shares of Corautus’ capital stock that are beneficially owned by the nominee on the date of the notice; and

•	the nominee’s signed consent to serve as a director if elected and to be named in the proxy statement.

Once the Nominating and Corporate Governance Committee receives the recommendation, it will deliver a questionnaire to the individual that requests additional information about his or her independence, qualifications and other information that would assist the Nominating and Corporate Governance Committee in evaluating the individual, as well as certain information that must be disclosed about the individual in Corautus’ proxy statement, if nominated. Individuals must complete and return the questionnaire within the time frame provided to be considered for nomination by the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will review the shareholder recommendations and make recommendations to the board of directors that the Committee feels are in the best interests of Corautus and its shareholders.

The Nominating and Corporate Governance Committee also receives suggestions for director candidates from board members and through business contacts. In evaluating candidates for director, the Nominating and Corporate Governance Committee uses the qualifications described above, and evaluates shareholder nominees in the same manner as nominees from all other sources. The Nominating and Corporate Governance Committee has not received any recommendations from shareholders for the 2007 Annual Meeting.

Communications with the Board of Directors

Our board of directors has established a process for shareholders to communicate with members of the board. If you have any concern, question or complaint regarding our compliance with any policy or law, or would otherwise like to contact the board, you can reach the Corautus board of directors via e-mail at directors@corautus.com. Inquiries can be submitted anonymously and confidentially.

Additionally, we have created procedures for confidential submission of complaints or concerns relating to accounting or auditing matters and contracted with Ethicspoint, Inc. to facilitate the gathering, monitoring and delivering reports on any submissions. As of the date of this report, there have been no submissions of complaints or concerns to Ethicspoint. Complaints or concerns about our accounting, internal accounting controls or auditing matters may be submitted to the Audit Committee and our executive officers by contacting Ethicspoint. Ethicspoint provides phone and internet access and is available 24 hours per day, seven days per week, 365 days per year. The hotline number is 1-866-ETHICSP (1-866-384-4277) and the website is Ethicspoint.com. Ethicspoint.com can also be reached by clicking on the Ethicspoint logo at the “Investor Relations” section of our website.

Our executive officers and the Audit Committee will promptly review all submissions and determine the appropriate course of action. In appropriate circumstances, any executive officers or the members of the Audit Committee shall have the authority, in his or her discretion, to bring any submission immediately to the attention of other parties or persons, including the full board, accountants and attorneys. All submissions being reviewed at an Audit Committee meeting will be physically present at the meeting and available for Audit Committee inspection. The Audit Committee shall determine the appropriate means of addressing the concerns or complaints and delegate that task to the appropriate member of senior management, or take such other action as it deems necessary or appropriate to address the complaint or concern, including obtaining outside counsel or other advisors to assist the Audit Committee. All matters reported to the board remain on the board report until they have been resolved.

ITEM 11.	EXECUTIVE COM PENSATION

Compensation Discussion and Analysis

General Philosophy

The general philosophy of our executive compensation program is to design and maintain a balanced and competitive total compensation package. Our Compensation Committee desires to develop a total compensation program that will:

•	attract, retain, motivate and reward highly skilled, experienced executives to the Company to achieve short-term results and to provide long-term growth opportunities for our shareholders;

•	align management’s interests with the shareholders’ interest by providing long-term incentive compensation in the form of stock options; and

•	provide an overall level of compensation that is competitive among biomedical companies of comparable size and complexity.

To attain these goals, our Compensation Committee focuses on the nature of our business, the competitive market for our executives and appropriate incentive and rewards. The Committee believes that this compensation approach enables the Company to remain competitive with its industry peers while ensuring that executive officers are appropriately encouraged to deliver both short-term results and long-term stockholder value.

The Committee also focuses on internal consistency in our compensation program, so that our executives are appropriately compensated in relation to each other. We have entered into employment agreements with each of our executives to promote security for the executives and for the Company. While each of the agreements has been individually negotiated and specifically detailed according to the duties, responsibilities and expectations of each executive, the Committee routinely seeks to maintain a significant level of continuity among the agreements.

In determining compensation levels for our executives, the Committee takes various factors into account, including but not limited to (i) the Company’s strategic business plans; (ii) the specific scope and impact of each executive’s duties and responsibilities; (iii) the experience and individual performance of each executive; and (iv) past salary levels and incentive awards for each executive and the total group of executives. The Committee consults with the Chief Executive Officer and the Chief Financial Officer for evaluation and recommendations regarding each of the other executives.

The Committee considers various factors in determining the components of each officer’s compensation, including but not limited to the overall competitive environment for experienced executive talent, corporate performance of the Company against its strategic business plan, and individual performance based on stated objectives as well as general expectations.

From time to time, the Committee engages an independent compensation consulting firm for assistance in evaluating the total compensation package offered to its executives against those of companies of comparable size and complexity, and particularly, within our industry. In evaluating and establishing rates of base and long-term incentive pay for 2005, the Compensation Committee engaged Eric Larre of Towers Perrin, an independent compensation consultant, and also reviewed comparable compensation from the Presidio biotech compensation survey. These two sources were used in conjunction with industry experience of the Compensation Committee members to establish a senior executive compensation program for Corautus in 2006. The Compensation Committee also made determinations from the perspective that the Chief Executive Officer has requested that the Chief Financial Officer be awarded compensation equal to that of the Chief Executive Officer. The Compensation Committee considered multiple factors in determining the components of each officer’s compensation, including but not limited to the overall competitive environment for experienced executive talent, corporate performance of Corautus against its strategic business plan, and individual performance based on stated objectives as well as general expectations. Generally, the Compensation Committee’s philosophy has been to pay salaries in the 50th percentile range and to provide additional long-term equity-based compensation. The Compensation Committee has granted options and warrants to the Chief Executive Officer and the Chief Financial Officer to potentially bring each such individual’s stock ownership in Corautus up to eight percent (8%) of the total fully-diluted outstanding shares of our common stock. In addition, the Compensation Committee retains the discretion to recommend bonuses in the form of cash or stock options at any time for the purpose of recognizing extraordinary performance. While the Committee reviews certain industry and market data for comparative purposes, it believes that a successful compensation program requires the application of judgment and subjective determinations based on the particular circumstances of the Company.

The officer compensation for 2006 has been based upon agreements negotiated with each officer and recommended to the Board by the Compensation Committee. The individual agreements for the named executive officers are more fully described in the “Employment Agreements with Named Executive Officers” section below.

Section 162(m) of the Internal Revenue Code limits the Company’s tax deduction for compensation over $1,000,000 paid to the Chief Executive Officer or to certain other executives. Compensation that meets the requirements for qualified performance-based compensation or certain other exceptions under the Internal Revenue Code is not included in this limit. Generally, the Committee desires to maintain the tax deductibility of compensation for our executives to the extent it is feasible and consistent with the objectives of our compensation programs. To that end, the Corautus Genetics, Inc. 2002 Stock Plan has been designed to meet the requirements so that any grants and bonuses under those plans will be performance-based compensation for Section 162(m) purposes. Notwithstanding, deductibility under Section 162(m) is only one consideration in determining executive compensation, and the Compensation Committee may approve compensation that is not deductible in order to compensate our executives in a manner consistent with performance and the competitive environment for executive talent.

Code Section 162(m) and SEC Rule 16b-3 require that certain compensation decisions and actions be made by a committee consisting solely of independent members of the Board of Directors, and each of those requirements provide for different definitions of independence. Our Compensation Committee is comprised solely of members who meet the requirements for independence under Code Section 162(m) and SEC Rule 16b-3.

Components of Compensation

Our compensation program consists of base salary, discretionary annual bonuses and long-term equity incentives in the form of stock options. Our executives are also eligible to participate in a variety of employee benefit plans and programs that are generally available to all employees, including medical insurance plans, life insurance plans, and a tax-qualified 401(k) retirement plan. Due to the nature of our business, our executives are not eligible for any perquisites; however, we do reimburse our executives for business expenses they incur under our normal business expense policy and procedure.

Base Salary. Base salaries paid to executive officers are established during individual contract negotiations and are specified in each of the officer’s individual employment agreement. In establishing the base salaries specified in those agreements, the Compensation Committee considers the base salary amount within the context of an overall compensation package. Even though the executive officers’ base salary amounts are specified in their individual employment agreements, the Committee may adjust base salary when warranted based on company financial performance, market comparisons and trends, individual performance and, for executives other than the Chief Executive Officer, the evaluations and recommendations of the Chief Executive Officer. At the request of the Chief Executive Officer, the base salary and incentives (both options and cash bonuses, if any) of the Chief Executive Officer and the Chief Financial Officer are the same.

Consistent with our compensation philosophy, the Committee typically evaluates base salary compensation once each year, but the Committee may address base salary increases due to an officer’s promotion or a significant change in an officer’s duties and responsibilities at any time. The Committee makes base salary determinations after consideration of both the Company’s financial performance against our strategic plans and the individual’s performance as measured by certain subjective nonfinancial factors. These nonfinancial factors include the individual’s contribution to the Company as a whole, including his experience and responsibilities, leadership qualities and ability to motivate others.

Discretionary Cash Bonuses. The Compensation Committee has not adopted a formal policy or program for annual bonuses or incentive pay, but may decide in its discretion to recommend annual bonuses or incentive pay at any time if the Committee determines that such additional pay is merited due to excellent performance or needed for retention purposes. If the Compensation Committee recommends awards of incentive pay to the Board, it may recommend such awards be made in the form of cash or by grants under the 2002 Stock Plan. Due to the volatile nature of our business, the discretion to grant bonuses as we deem appropriate is important to retain the integrity of our overall compensation program. The Company understands that discretionary bonuses are not considered performance-based compensation for purposes of the tax deductible limits under Code Section 162(m), and therefore, some or all of the bonuses may not be tax deductible. Nevertheless, the Committee has determined that there may be circumstances in which discretionary bonuses are appropriate.

During the 2006 year, the Committee determined that it would be beneficial to the Company for certain employees to remain employed through the period of winding down the GENASIS clinical trial. Therefore, in May 2006, the Committee approved cash retention bonuses for Dr. Chiang and Messrs. Callicutt and Steele if they remained employed through September 30, 2006 and then a second retention bonus if they remained employed through March 31, 2007. Each of those individuals remained employed through September 30, 2006 and received the first retention bonus. Dr. Chiang and Mr. Steele each terminated employment with the Company during 2006, so neither would be eligible for the March 31, 2007 bonus. Mr. Callicutt remains employed by the Company.

After the end of the 2006 year, the Committee reviewed the performance of Messrs. Otto and Atwood for the past year, and in recognition of their performance during the year, their efforts in winding down the matters related to the GENASIS clinical trial, and their assistance in positioning the Company for an appropriate corporate transaction, the Committee granted each of them a $75,000 discretionary bonus for 2006. These bonuses, along with the retention bonuses paid to Dr. Chiang and Messrs. Callicutt and Steele, are reflected in the Summary Compensation Table.

Long Term Incentive Grants. The Company has adopted the Corautus Genetics, Inc. 2002 Stock Plan, which permits the grant of various types of equity-based compensation. The Compensation Committee has considered the various types of equity-based grants available and has determined that stock options provide a significant alignment with shareholder interests because they only provide compensation to the executives when the stock price increases. Consistent with our compensation philosophy of aligning management’s interests with our shareholders’ interests and to encourage our management to own equity in the Company, the Compensation Committee has granted incentive and nonqualified stock option grants for officers under the Stock Plan in amounts appropriate for each individual’s level of responsibility and ability to affect the achievement of our overall corporate objectives.

The Stock Plan permits the Committee to make grants at any time, but typically, grants are made to executive officers at the time of hire or in the context of contractual negotiations. The Committee considers the option grants in the comparability of the total compensation package. Options are granted at fair market value as of the date of grant and generally become exercisable over a period of three or four years or upon completion of specified performance goals or achievements. The Committee considers the vesting period for our option grants to be a valuable retention tool. Options are exercisable until the earlier of the tenth anniversary of the date of grant or until the expiration of various limited time periods following termination of employment. The size of each grant is typically determined based on the position, duties and responsibilities of each individual and does not have any specific relationship to base salary.

Employee Stock Purchase Plan. At the time of our public offering, the Company adopted the Corautus, Inc. Employee Stock Purchase Plan (ESPP), which is intended to be a tax-qualified Code Section 423 employee stock purchase plan. The Company provides a discount on the purchase of the common stock of the Company for its employees, as permitted under the Code. Under this Plan, employees do not recognize income on the amount of the discount until they sell the shares acquired under the ESPP. If an employee sells those shares within the legal holding period, the discount is treated as ordinary income; if afterwards, it may be treated as capital gain. This is a broad-based plan available to all employees of the Company. This plan has been inactive since May 1, 2006. None of our executive officers has ever participated in the ESPP.

Pension and Retirement Benefits. The Company has not provided any additional pension, supplemental or nonqualified retirement benefits for the executive officers. Each of the executive officers is eligible to participate in the Company’s tax-qualified 401(k) Plan on the same basis as all other eligible employees. The Company provides a matching contribution under the 401(k) Plan on a nondiscriminatory basis. The matching contributions paid by the Company under the 401(k) Plan on behalf of the named executive officers are shown in the Summary Compensation Table.

Change of Control or Other Termination Benefits. The Company has entered into employment agreements with each of the executive officers that contain provisions related to payments upon termination by the Company without cause or upon a change of control. The Compensation Committee believes that those events are typically beyond the control of the executive officer and therefore are appropriate triggers for payment. The Committee has entered into these contract provisions in order to provide stability and continuity of management for the Company and to provide certain restrictive covenant protections for the Company as consideration for those termination payments. More details on these employment agreement provisions is contained in the “Payments Upon Termination or Change in Control” section below. In addition, the Stock Plan provides that any outstanding equity-based grants and awards become fully vested and exercisable upon a change of control of the Company.

No Perquisites. Through cash and long-term incentives, the Company believes that it has provided a competitive compensation package to its executives and therefore has not offered any perquisites to its executives. The Committee considers peer group and other market information on perquisites, to the extent available and applicable, but to date, the Committee believes that perquisites have not been appropriate in our situation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

This report has been approved by all members of the Compensation Committee.

Compensation Committee:

Eric N. Falkenberg, Chairman
F. Richard Nichol
Victor W. Schmitt

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us during the fiscal year ended December 31, 2006 to, or on behalf of, our Chief Executive Officer, our Chief Financial Officer, and our three next most highly compensated executive officers as of December 31, 2006. We collectively refer to the officers in the table below as the named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Nonequity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Richard E. Otto President, Chief Executive Officer and Director	2006	$300,000	$75,000	—	$241,501		—	—	$312,000	(1)	$853,501
Robert T. Atwood Former Executive Vice President, Chief Financial Officer, Secretary and Director	2006	$300,000	$75,000	—	$241,501		—	—	$312,000	(2)	$853,501
Yawen L. Chiang, Ph.D. Former Senior Vice President - Chief Scientific Officer	2006	$275,000	$55,000	—	$66,000	(3)	—	—	$289,210	(3)	$685,210
Jack W. Callicutt Senior Vice President - Chief Financial Officer	2006	$187,500	$75,000	—	$52,800		—	—	$7,480	(4)	$322,780
Michael K. Steele Former Vice President - Business Development	2006	$157,500	$25,000	—	$39,600		—	—	$186,600	(5)	$408,700

(1)	Mr. Otto received $12,000 in matching contributions to his 401(k) Plan account, plus $300,000 in severance pay pursuant to his termination of employment on December 31, 2006. The terms of Mr. Otto’s termination pay are described in the “Payments Upon Termination or Change in Control” section below.

(2)	Mr. Atwood received $12,000 in matching contributions to his 401(k) Plan account, plus $300,000 in severance pay pursuant to his termination of employment on December 31, 2006. The terms of Mr. Atwood’s termination pay are described in the “Payments Upon Termination or Change in Control” section below.
(3)	Dr. Chiang received $11,000 in matching contributions to her 401(k) Plan account, $3,210 of loan forgiveness, and $275,000 in severance pay pursuant to her termination of employment on December 31, 2006. The terms of Dr. Chiang’s termination pay are described in the “Payments Upon Termination or Change in Control” section below.
(4)	Mr. Callicutt received $7,480 in matching contributions to his 401(k) Plan account.
(5)	Mr. Steele received $6,600 in matching contributions to his 401(k) Plan account plus $180,000 in severance pay pursuant to his termination of employment on November 15, 2006. The terms of Mr. Steele’s termination pay are described in the “Payments Upon Termination or Change in Control” section below.

Bonus

During 2006, the Company reserved a discretionary bonus pool that could be awarded to the named executive officers for performance during 2006. In February 2007, the Board determined to grant discretionary bonuses of $75,000 to each of Messrs. Otto and Atwood for their performance in 2006. Pursuant to amendments to the employment agreements with Dr. Chiang and Messrs. Callicutt and Steele, as adopted in May 2006, the Company paid retention bonuses of $55,000, $35,000 and $25,000 respectively, to those three individuals for remaining employed on September 30, 2006. In addition, Mr. Callicutt was paid an additional $40,000 retention bonus for remaining employed through December 31, 2006.

Stock Awards

The Company has not made any stock awards to employees. The Company has relied on the form of stock options for long-term incentives. The stock options granted are reported under the Option Awards column (Column f).

Option Awards

The amounts reported in the Option Awards column (Column f) represent the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ending on December 31, 2006 for stock options granted to each of the named executive officers, calculated in accordance with SFAS 123R. The assumptions made in the valuation of the stock option awards are located in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The number in the table may include portions of grants from prior years that became exercisable or otherwise recognized in 2006. Also, it is difficult to compare the executive officers to each other because retirement eligibility is considered in determining the amount of the accounting expense. At the end of the year, the per share exercise price of each of these stock options exceeded the value of our common stock. Specifically, the numbers in the table above include:

•	Messrs. Otto and Atwood were granted stock options in May 2006 and June 2006; and

•	Dr. Chiang and Messrs. Callicutt and Steele were granted stock options in May 2006. Mr. Steele’s options were cancelled upon his termination of employment on November 15, 2006.

Nonequity Incentive Plan Compensation

The Company has not adopted a formal policy for annual incentive bonuses and therefore has not reflected any amounts paid under a nonequity incentive plan. The only bonuses paid by the Company in 2006 were discretionary in nature and are reflected in the Bonus column (Column d).

Change in Pension Value and Nonqualified Deferred Compensation Earnings

The Company does not provide any defined benefit pension benefits for employees and does not offer any type of nonqualified deferred compensation plans, programs or arrangements. The only pension benefit available to employees, including the named executive officers, is the Company’s 401(k) Plan. The Company’s matching contributions to the 401(k) Plan are shown in the “All Other Compensation” column (Column i).

2006 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)
		Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(l)
Richard E. Otto President, Chief Executive Officer and Director	5/11/06 6/21/06	—	—	—	—	—	—	—	200,000 200,000	$ $	0.75 0.85	$ $	132,000 109,501

Robert T. Atwood Former Executive Vice President, Chief Financial Officer, Secretary and Director	5/11/06 6/21/06	—	—	—	—	—	—	—	200,000 200,000	$ $	0.75 0.85	$ $	132,000 109,501

Yawen L. Chiang, Ph.D. Former Senior Vice President - Chief Scientific Officer	5/11/06	—	—	—	—	—	—	—	100,000		$0.75		$66,000

Jack W. Callicutt, Senior Vice President - Chief Financial Officer	5/11/06	—	—	—	—	—	—	—	80,000		$0.75		$52,800

Michael K. Steele Former Vice President - Business Development	5/11/06	—	—	—	—	—	—	—	60,000		$0.75		$39,600

Estimated Future Payouts Under Nonequity Incentive Plan Awards

The Company has not made any awards under any formal nonequity incentive plans.

Estimated Future Payouts Under Equity Incentive Plan Awards

The Company has not made any awards under any formal equity-based incentive plans. The Company has granted stock options as long-term incentives, and the amounts of those awards is shown under All Other Option Awards, Column j.

All Other Option Awards

As described in our Compensation Discussion and Analysis, the Company believes that the grant of stock options to its named executive officers as long-term incentives aligns the interests of its management with those of shareholders. All option grants were made under the terms and conditions of the Company’s 2002 Stock Plan. For purposes of establishing option exercise prices, the 2002 Stock Plan defines “fair market value” as the closing sales price for our stock (or the closing bid, if no sales were reported) as quoted on the NASDAQ Market on the day of determination, as reported in The Wall Street Journal (Eastern Edition) or such other source as the Plan’s administrator deems reliable. The amount recognized for financial reporting purposes under SFAS 123R is included in the Option Awards column (Column i). At the end of the year, the per share exercise price of each of these options exceeded the market value of our common stock. Our named executive officers received grants of stock options during 2006, as follows:

•

Messrs. Otto and Atwood each received a grant of a stock option for 200,000 shares on May 11, 2006. The per share exercise price of these options was set at $0.75, the fair market value of the stock on the date of grant. These options have a ten-year maximum term and were to become exercisable as follows: 100,000 shares on September 30, 2006 if the executive remained employed by Corautus on that date, and the remaining 100,000 shares on the date of the final clinical study report as to efficacy for the GENASIS Phase IIb clinical trial on or before March 31, 2007, provided that the executive remain employed on that date; provided that if the final clinical study report as to efficacy is not produced on or before March 31, 2007, such 100,000 options shall expire. These options became fully exercisable upon the termination of employment of Messrs. Otto and Atwood on December 31, 2006.

•

On June 21, 2006, Messrs. Otto and Atwood were also each granted an option for an additional 200,000 shares, the per share exercise price of which was $0.85, the fair market value of our common stock on that date. These options have a ten-year maximum term and were to become exercisable as follows: 50,000 each on (i) the date that the FDA notified the company of lifting the clinical hold on the GENASIS clinical trial; (ii) the date of receipt from PPD of the final clinical study report as to efficacy for the GENASIS Phase IIb clinical trial; (iii) the date of the approval by the FDA of a protocol or an amendment of an existing IND for purposes of conducting a PAD trial for the treatment of intermittent claudication; and (iv) the date of signature of an agreement for a collaboration, in-licensing, merger or other activity that expands the current VEG-F plasmid therapeutic development portfolio. These options became fully exercisable upon the termination of employment of Messrs. Otto and Atwood on December 31, 2006.

•

On May 11, 2006, the Company agreed to provide certain retention incentives to Dr. Chiang and Messrs. Callicutt and Steele to encourage their continuing to provide services to the Company. The Company granted stock options to these three individuals as follows:

•

Dr. Chiang received an option for 100,000 shares, 50,000 of which would become exercisable on March 31, 2007 and 50,000 on March 31, 2008, provided that Dr. Chiang remains employed by Corautus on those dates.

•

Mr. Callicutt received an option for 80,000 shares, 40,000 of which would become exercisable on March 31, 2007 and 40,000 on March 31, 2008, provided that Mr. Callicutt remains employed by Corautus on those dates.

•

Mr. Steele received an option for 60,000 shares, 30,000 of which would become exercisable on March 31, 2007 and 30,000 on March 31, 2008, provided that Mr. Steele remains employed by Corautus on those dates. Mr. Steele’s options were cancelled upon his termination of employment with Corautus on November 15, 2006.

2002 Stock Plan

The purpose of the 2002 Stock Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives, and to promote the success of our business. To accomplish these objectives, we have the ability under the 2002 Stock Plan to grant to employees, directors and consultants, options to purchase our common stock (referred to as options) and restricted shares of our common stock (referred to as restricted stock) (collectively, “Awards”).

Stock Subject to the Plan. Currently, the 2002 Stock Plan permits Awards to be granted for an aggregate number of shares of our common stock up to: (i) 4,500,000 shares, plus (ii) any shares which were reserved but not issued under our Urogen Corp. 1999 Stock Plan (the “1999 Plan”), our Urogen Corp. 1995 Stock Plan (the “1995 Plan”) and our Urogen Corp. 1995 Director Option Plan (the “1995 Director Plan”) as of February 4, 2003, plus (iii) any shares returned to the 1999 Plan, the 1995 Plan or the 1995 Director Plan as a result of termination, cancellation or expiration of options, plus (iv) an annual increase to be added on the first day of our fiscal year equal to the lesser of (A) 300,000 shares, (B) 2% of our then outstanding shares, or (C) a lesser amount determined by the board. Any shares of stock allocable to Awards granted under the Stock Plan which are forfeited, canceled or expired without issuing common stock may again become subject to Awards under the Stock Plan.

Types of Awards. The 2002 Stock Plan currently permits grants of incentive and nonqualified stock options to purchase our common stock and grants of restricted shares of our common stock.

Administration. The Stock Plan is generally administered by an Administrator. The Board has appointed our Compensation Committee as Administrator of the Plan, which has the power to interpret the Stock Plan and to determine rules and procedures under the Stock Plan. The Compensation Committee also has the power to approve forms of agreement for the Plan, to determine the methods of exercise of options and withholding methods under the Stock Plan, to determine the transferability of Awards, and make all other determinations necessary or advisable for administering the Plan, subject to the terms of the Stock Plan. Grants under the Stock Plan are approved or ratified by our board.

Eligibility and Grants of Awards. The individuals eligible for grants under the Stock Plan are employees, directors and consultants of the Company.

Terms of Awards. Each Award is evidenced by an agreement between us and the Award recipient in the form that the Compensation Committee determines is appropriate, subject to the provisions of the Stock Plan. Awards under the Stock Plan may be designed to qualify as performance-based compensation, as described in Code Section 162(m). Performance goals under the Stock Plan are based on performance measures, which may include any of the following: (i) earnings before interest expense, taxes, depreciation and amortization (“EBITDA”); (ii) earnings before interest expense and taxes (“EBIT”); (iii) net earnings; (iv) net income; (v) operating income; (vi) earnings per share; (vii) growth; (viii) return on shareholders’ equity; (ix) capital expenditures; (x) expenses and expense ratio management; (xi) return on investment; (xii) improvements in capital structure; (xiii) profitability of an identifiable business unit or product; (xiv) profit margins; (xv) stock price; (xvi) market share; (xvii) revenues or sales; (xviii) costs; (xix) cash flow; (xx) working capital; (xxi) return on assets; (xxii) economic value added; (xxiii) industry indices; (xxiv) peer group performance; (xxv) regulatory ratings; (xxvi) asset quality; (xxvii) gross or net profit; (xxviii) capital raising thresholds, (xxix) agency approval; (xxx) commencement, acceleration, close or certain milestones in connection with our clinical trials; (xxxi) trial results; or (xxxii) stock exchange requirements. Performance Measures may relate to Corautus and/or one or more of its subsidiaries, one or more of its divisions or units or any combination of the foregoing, on a consolidated or nonconsolidated basis, and may be applied on an absolute basis or be relative to one or more peer group companies or indices, or any combination thereof, all as the board determines. In addition, to the extent consistent with the requirements of Section 162 of the Code, the performance measures may be calculated without regard to extraordinary items.

Restricted Stock Awards. Under the Stock Plan, the Administrator may grant shares of restricted stock. The Administrator will determine the restrictions or conditions on shares of common stock granted pursuant to a restricted stock award. The Administrator also generally determines the grantee, amount, vesting, as well as other terms and conditions of restricted stock grants under the Stock Plan, subject to the terms of the Stock Plan. Restricted stock awards with respect to which the shares are not issued until vesting may be eligible to receive dividend equivalent credits when a dividend is paid on our common stock prior to vesting of the Award.

Exercisability of Options and Vesting of Restricted Stock. Each option becomes exercisable as determined by the Administrator. If no provision for exercisability is determined by the Administrator, the options become exercisable in annual 25% increments over four years. Restricted Stock becomes vested as determined by the Administrator. If the Administrator does not otherwise specify, restricted stock will become vested in full on the fifth anniversary of the date of grant. Restricted stock or option grants may require the satisfaction of performance goals as a condition of vesting or exercisability, as applicable. The board has the power to accelerate exercisability of options at any time and may waive any or all restrictions applicable to restricted stock awards at any time.

Option Exercise Price. Unless otherwise determined by the Administrator, the purchase price of the common stock underlying each option under the Stock Plan is the fair market value of a share of our common stock on the date of grant. The exercise price is payable in the form determined by the Compensation Committee, which may include payment in cash, by check, in whole or in part by surrendering shares of common stock that the optionee held for at least six months before such surrender, by a cashless exercise program, or by any other method permitted by law.

Termination of Employment. Except as otherwise set forth in the option agreement, upon termination of the optionee’s service other than due to cause, death or disability, exercisable options remain exercisable for three months following termination of service. Except as otherwise set forth in the option agreement, upon termination of the optionee’s service due to death or disability, exercisable options remain exercisable for 12 months following termination of service. Except as otherwise set forth in the option agreement, upon termination of the optionee’s service for cause, all options terminate immediately. The board may extend the period during which options may be exercised following termination of service, but not past the options’ maximum permitted expiration date. Unless the board determines otherwise, shares of restricted stock still subject to restriction upon termination of the recipient’s service with Corautus are forfeited.

Amendment and Termination. The board may amend, alter, suspend or terminate the Stock Plan at any time. No amendment, alteration, suspension or termination will impair the rights of outstanding Award holders without the holders’ consent. Under current NASDAQ rules, the board may not materially amend the Stock Plan without shareholder approval. No awards may be granted under the Stock Plan more than ten years after its effective date of November 21, 2002.

Adjustments. In the event of a stock split, reverse stock split, stock dividend, combination or reclassification of our common stock, or other increase or decrease in the number of issued shares of our common stock without our receipt of consideration, the price and number of shares subject to outstanding Awards, the number of shares available for issuance under the Stock Plan, the number of shares added to the available shares each year, and the annual limits on grants shall be adjusted by the board. In the event of a merger of Corautus with or into another corporation, or a change in control (as defined in the Stock Plan), each outstanding Award shall be assumed or an equivalent award substituted by the successor corporation. If there is no assumption or substitution, all Awards become fully vested and exercisable, and all options terminate after a 15-day notice period.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (d)	Option Expiration Date (e)
Richard E. Otto	200,000	(1)			$0.75	6/21/2016
President, Chief Executive Officer and Director	200,000	(1)			$0.85	5/11/2016
	10,000	(1)			$5.01	2/15/2015
	500,000	(1)			$5.10	2/4/2015
	70,000	(1)			$5.50	5/7/2014
	75,000	(1)			$4.50	2/12/2014
	464,284	(1)			$1.30	5/14/2013
	2,991	(1)			$7.56	2/5/2013
	5,982	(1)			$7.56	2/5/2013
	29,910	(1)			$7.56	2/5/2013
	2,492	(1)			$7.56	2/5/2013

Robert T. Atwood	200,000	(2)			$0.75	6/21/2016
Executive Vice President, Chief Financial Officer, Secretary and Director	200,000	(2)			$0.85	5/11/2016
	10,000	(2)			$5.01	2/15/2015
	500,000	(2)			$5.10	2/4/2015
	70,000	(2)			$5.50	5/7/2014
	75,000	(2)			$4.50	2/12/2014
	464,284	(2)			$1.30	5/14/2013
	2,991	(2)			$7.56	2/5/2013
	5,982	(2)			$7.56	2/5/2013
	29,910	(2)			$7.56	2/5/2013
	2,492	(2)			$7.56	2/5/2013

Yawen L. Chiang, Ph.D.			100,000	(3)	$0.85	5/11/2016
Senior Vice President - Chief Scientific Officer	25,000	(4)	25,000	(4)	$4.45	10/1/2015
	50,000	(5)			$5.25	9/23/2014
	50,000	(6)			$4.78	10/13/2013
	50,000	(7)			$1.30	5/14/2013
	10,714	(8)			$2.94	11/21/2012
	11,428	(9)			$5.46	5/13/2012
	4,285	(10)			$6.86	8/21/2012
	35,714	(11)			$21.49	8/21/2011

Jack W. Callicutt	—		80,000	(12)	$0.85	5/11/2016
Senior Vice President - Chief Financial Officer	30,000	(13)	10,000	(13)	$4.45	8/18/2015
	50,000	(14)	—		$5.25	9/23/2014
	10,000	(15)	—		$6.70	3/17/2014
	20,000	(16)	—		$4.78	10/13/2013

Michael K. Steele Vice President - Business Development	10,000	(17)			$4.45	2/15/2007

(1)	To the extent they were not already exercisable, all of Mr. Otto’s stock options became 100% exercisable on December 31, 2006, pursuant to the terms of his Separation Agreement. The terms of Mr. Otto’s Separation Agreement are described in the “Payments Upon Termination or Change in Control” section below.
(2)	To the extent they were not already exercisable, all of Mr. Atwood’s stock options became 100% exercisable on December 31, 2006, pursuant to the terms of his Separation Agreement. The terms of Mr. Atwood’s Separation Agreement are described in the “Payments Upon Termination or Change in Control” section below.

(3)	These options were granted to Dr. Chiang on May 11, 2006. The options become exercisable 50,000 shares on March 31, 2007 and 50,000 shares on March 31, 2008, provided that Dr. Chiang remains employed by the Company on those dates.
(4)	These options were granted to Dr. Chiang on October 1, 2005. These options become exercisable in 25% increments on March 31, 2006, September 30, 2006, March 31, 2007 and September 30, 2007.
(5)	These options were granted to Dr. Chiang on September 23, 2004. These options became exercisable in 10,000 increments upon achievement of milestones established by the Board; with any remaining becoming exercisable on the second anniversary of the date of grant.
(6)	These options were granted to Dr. Chiang on October 13, 2003. These options became exercisable in increments based on achievement of milestones established by the Board.
(7)	These options were granted to Dr. Chiang on May 14, 2003. These options became exercisable on August 31, 2003.
(8)	These options were granted to Dr. Chiang on November 21, 2002, under the terms and conditions of our 1999 Stock Plan. These options became exercisable based on achievement of milestones established by the Board.
(9)	These options were granted to Dr. Chiang on May 13, 2002, under the terms and conditions of our 1999 Stock Plan. These options became exercisable over four years at the rate of 1/48 each month.
(10)	These options were granted to Dr. Chiang on August 21, 2001 under the terms and conditions of our 1999 Stock Plan. These options became exercisable on achievement of milestones established by the Board.
(11)	These options were granted to Dr. Chiang on August 21, 2001 under the terms and conditions of our 1999 Stock Plan. These options became exercisable 25% on the first anniversary of the date of grant and 1/48 of the shares each month thereafter.
(12)	These options were granted to Mr. Callicutt on May 11, 2006. The options become exercisable in 40,000 share increments on March 31, 2007 and March 31, 2008, provided that Mr. Callicutt remains employed by the Company on those dates.
(13)	These options were granted to Mr. Callicutt on October 1, 2005. These options become exercisable in 25% increments on March 31, 2006, September 30, 2006, March 31, 2007 and September 30, 2007.
(14)	These options were granted to Mr. Callicutt on September 23, 2004. These options became exercisable as follows: 10,000 shares upon Board approval of budget for fiscal year 2005 and 10,000 each quarter beginning on March 31, 2005, with any remaining shares becoming exercisable on the second anniversary of the date of grant.
(15)	These options were granted to Mr. Callicutt on March 17, 2004, and were fully exercisable on the date of grant.
(16)	These options were granted to Mr. Callicutt on October 13, 2003. These options became exercisable as follows: 3,000 shares on October 13, 2003, and 1000 monthly beginning on October 31, 2003, with any remaining shares becoming exercisable on August 30, 2004.
(17)	These options were granted to Mr. Steele on October 1, 2005. The original grant was for 20,000 shares, and it became exercisable in 25% increments on March 31, 2006, September 30, 2006, March 31, 2007 and September 30, 2007. Mr. Steele terminated employment on November 15, 2006, at which time 10,000 of the shares were exercisable and the remainder of the option was cancelled.

Employment Agreements with Named Executive Officers

Chief Executive Officer—Richard E. Otto

Employment Agreement. Effective as of February 4, 2005, we entered into an Employment Agreement with Richard E. Otto, the current Chief Executive Officer and President of Corautus. The term of this agreement expired on February 3, 2007, and effective as of June 21, 2006, we amended the Employment Agreement with Mr. Otto to extend the term and make additional changes . Below is a description of the Agreement as amended.

Term of Employment. The agreement provides that Mr. Otto will serve as our Chief Executive Officer and President and will serve in additional corporate offices to which he may be elected from time to time, as well as a member of our board (subject to shareholder approval), for a term ending on March 31, 2007, which may be extended by mutual agreement. The agreement (and thus Mr. Otto’s employment) may be terminated by us or by Mr. Otto at any time, subject to the obligations upon termination described below.

Salary and Benefits. The agreement provides that Mr. Otto receives a salary of $300,000 annually. The agreement also provides for an annual bonus (payable in cash, stock options or common stock) in such amount as may be recommended by the Compensation Committee and approved by the independent members of the board of directors. Pursuant to the terms of the agreement, effective as of February 4, 2005, Mr. Otto received a grant of nonqualified stock options to purchase 500,000 shares of our common stock, at an exercise price of $5.10 per share. The options have a maximum ten-year term, subject to earlier termination upon termination of Mr. Otto’s employment for cause or voluntary termination by Mr. Otto. The options become exercisable as follows: (i) 200,000 option shares on the date that enrollment of the final patient in the CAD Phase IIb Trial is completed (based on the number of patients required to meet the minimums of the trial as determined by the U.S. Food and Drug Administration (“FDA”)); (ii) 200,000 option shares upon the later of (a) the date of formal approval by the FDA of a CAD Phase III trial and (b) commencement of dosing or treatment of the first patient in such Phase III Trial; and (iii) 100,000 option shares upon the effective date of hiring of a Chief Operating Officer following approval of the selection of such person and the terms of an employment contract for such person by the independent members of the board following a recommendation by the Compensation Committee. Mr. Otto is entitled to participate in our employee benefit plans and programs (including our 401(k) retirement plan, group health insurance, dental insurance, and disability insurance) to the extent he is eligible under the terms of those plans and programs. Pursuant to the terms of the agreement, at our cost, we provide Mr. Otto supplemental accidental death and disability insurance in a face amount which, when combined with our base plan for employees, will total $1,000,000. Mr. Otto is entitled to at least 20 days of vacation for each 12-month period of the agreement, and is entitled to reimbursement of business expenses in accordance with our normal policies.

Retention Incentives. The June 2006 amendment to the Employment Agreement provided that Mr. Otto would be entitled to a cash payment of $115,000 on January 31, 2007 if he remained employed by the Company on that date. In addition, as an incentive to remain employed, Mr. Otto was granted a nonqualified stock option for 200,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the stock (as defined in the 2002 Stock Plan) on June 21, 2006.

Restrictive Covenants. Under the agreement, Mr. Otto agrees to maintain the confidentiality of our confidential information during employment and for a period of two years thereafter. Mr. Otto also agrees not to engage in activities that are competitive with us during employment and during any period in which he is receiving severance pay or other compensation from us. He agrees not to solicit our employees or consultants during his employment or for a period of one year thereafter. Mr. Otto also agrees to disclose to us and assign to us inventions he creates related to his employment or our business during the term of the agreement.

Obligations Upon Termination. Upon termination of Mr. Otto’s employment and subject to the provisions of our 2002 Stock Plan regarding a change in control and the maximum term of the options, exercisable options remain exercisable for a period of (i) three (3) months, if we terminate Mr. Otto for cause or if Mr. Otto voluntarily terminates his employment without giving us reasonable notice and assisting with the transition to new management as described in the agreement; (ii) seven (7) years, if Mr. Otto voluntarily terminates his employment but gives us reasonable notice and assists with the transition to new management; or (iii) the full remaining term of the option, upon termination for any other reason. The Employment Agreement terminates with no further obligations to Mr. Otto (other than as accrued prior to the date of termination or otherwise provided under a particular bonus arrangement, stock option agreement, or employee benefit plan) upon our termination of Mr. Otto for “cause,” expiration of the agreement, or upon Mr. Otto’s voluntary termination of his employment. Upon Mr. Otto’s death, upon the effective date of a written determination by the board that Mr. Otto is not able, due to injury or illness, to continue to meet his obligations for all or a substantial portion of the then-remaining term of the agreement, upon our termination of Mr. Otto without “cause” or upon Mr. Otto’s termination of his employment for “good reason,” Mr. Otto is entitled to a severance payment equal to one year’s salary at his then current rate of base salary. Upon termination of the agreement within one year prior to or two years after a “change in control,” for any reason other than expiration of the agreement, termination by us for cause, or voluntary termination by Mr. Otto, Mr. Otto will be entitled to a severance payment equal to one year’s salary, in lieu of, and not in addition to, any payment described under the immediately preceding sentence. Mr. Otto is required to sign a general release of claims prior to receiving any severance payment under the agreement.

Definitions. Under the Employment Agreement, the term “cause” generally means (i) Mr. Otto’s willful and continuous failure to substantially perform his duties, after we have notified Mr. Otto of such failure and he has not cured the deficiencies within 10 days of such notice; (ii) Mr. Otto’s conviction of a felony of a crime of moral turpitude or adjudication of perpetration of common law fraud; (iii) Mr. Otto’s engagement in any activity that is in conflict of interest or competitive with us; (iv) Mr. Otto’s engaging in any knowing act of fraud or dishonesty against us or any material breach of federal or state securities laws or regulations; or (v) Mr. Otto’s harassment of any individual in the workplace based on age, gender or other protected status, or violation of our harassment policy, following an investigation by an independent third party of such claim. The term “good reason” generally means (i) reduction in Mr. Otto’s base salary below the level set under the agreement as then in effect; (ii) a material adverse change in the status, responsibilities or perquisites of Mr. Otto; (iii) a failure to renominate and reelect Mr. Otto as our Chief Executive Officer or a member of the board; (iv) our causing or requiring Mr. Otto to report to anyone other than our board; (v) assignment of duties materially inconsistent with Mr. Otto’s position as described in the agreement; (vi) our failure to assign the agreement to a successor, or failure of a successor to assume the agreement; or (vii) our requiring Mr. Otto to relocate his permanent residence to any location other than his primary residence on February 4, 2005. The term “change in control” generally means (i) a change in ownership by which any one person, or persons acting as a group, acquires ownership of our stock that, together with the stock held by such person or group, constitutes 50% or more of the total fair market value or total voting power of our stock; (ii) a change in effective control which generally means (a) any one person, or persons acting as a group, acquires or has acquired, ownership of our stock possessing 35% or more of the total voting power of our stock or (b) a majority of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the appointment or election; or (iii) a change in the ownership of a substantial portion of our assets, which occurs when any one person, or persons acting as a group, acquires or has acquired assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the corporation immediately prior to such acquisition or acquisitions.

Separation Agreement. On November 2, 2006, the Company entered into a Separation Agreement with Mr. Otto. Under the terms of this Separation Agreement, Mr. Otto would terminate his employment with the Company on December 31, 2006, and as of that date the Separation Agreement would supersede the Employment Agreement. At the special request of the Board, Mr. Otto agreed to continue to serve on the Company’s Board of Directors through the service year ending in May 2007. This Separation Agreement provides the same restrictive covenants as provided in the Employment Agreement. Mr. Otto’s Separation Agreement provides for certain payments and benefits upon his termination of employment, as described below under “Payments Upon Termination or Change of Control.”

Consulting Agreement. On December 29, 2006, the Company entered into a Consulting Agreement with Mr. Otto under which he agreed to advise and assist the Company as requested by the Board, including acting as a nonemployee Chief Executive Office on a temporary basis and advising the Board with regard to potential corporate transaction opportunities for the Company. For these consulting services as an independent contractor, Mr. Otto would be paid $400 per hour, with approximately 80 hours per month anticipated through April 2007, and afterwards as requested by the Board. In addition, the Company agreed to pay Mr. Otto’s business expenses incurred in connection with these services. This Consulting Agreement has a term of one year, ending on December 31, 2007, subject to a one-year automatic renewal unless otherwise terminated by either party upon 30 days’ advance notice or by mutual agreement of the parties.

Chief Financial Officer—Robert T. Atwood

Employment Agreement. Effective as of February 4, 2005, we entered into an Employment Agreement with Robert T. Atwood, the current Chief Financial Officer, Executive Vice President and Secretary of Corautus. The term of this Employment Agreement expired on February 3, 2007, and effective as of June 21, 2006, we amended the Employment Agreement with Mr. Atwood to extend the term and make additional changes . Below is a description of the Agreement as amended.

Term of Employment. The agreement provides that Mr. Atwood will serve as our Chief Financial Officer, and will serve in additional corporate offices to which he may be elected from time to time, for a term ending on March 31, 2007, which may be extended by mutual agreement. The agreement (and thus Mr. Atwood’s employment) may be terminated by us or by Mr. Atwood at any time, subject to the obligations upon termination described below.

Salary and Benefits. The agreement provides that Mr. Atwood will receive a salary of $300,000 annually. The agreement also provides for an annual bonus (payable in cash, stock options or common stock) in such amount as may be recommended by the Compensation Committee and approved by the independent members of the board of directors. Pursuant to the terms of the agreement, effective as of February 4, 2005, Mr. Atwood received a grant of nonqualified stock options to purchase 500,000 shares of our common stock, at an exercise price of $5.10 per share. The options have a maximum ten-year term, subject to earlier termination upon termination of Mr. Atwood’s employment for cause or voluntary termination by Mr. Atwood. The options become exercisable as follows: (i) 200,000 option shares on the date that enrollment of the final patient in the CAD Phase IIb Trial is completed (based on the number of patients required to meet the minimums of the trial as determined by the U.S. Food and Drug Administration (“FDA”)); (ii) 200,000 option shares upon the later of (a) the date of formal approval by the FDA of a CAD Phase III trial and (b) commencement of dosing or treatment of the first patient in such Phase III Trial; and (iii) 100,000 option shares upon the effective date of hiring of a Chief Operating Officer following approval of the selection of such person and the terms of an employment contract for such person by the independent members of the board following a recommendation by the Compensation Committee. Mr. Atwood is also entitled to participate in our employee benefit plans and programs (including our 401(k) retirement plan, group health insurance, dental insurance, and disability insurance), to the extent he is eligible under the terms of those plans and programs. Pursuant to the terms of the agreement, at our cost, we provide Mr. Atwood supplemental accidental death and disability insurance in a face amount which, when combined with our base plan for employees, will total $1,000,000. Mr. Atwood is entitled to at least 20 days of vacation for each 12-month period of the agreement, and is entitled to reimbursement of business expenses in accordance with our normal policies.

Retention Incentives. The June 2006 amendment to the Employment Agreement provided that Mr. Atwood would be entitled to a cash payment of $115,000 on January 31, 2007 if he remained employed by the Company on that date. In addition, as an incentive to remain employed, Mr. Atwood was granted a nonqualified stock option for 200,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the stock (as defined in the 2002 Stock Plan) on June 21, 2006.

Restrictive Covenants. Under the agreement, Mr. Atwood agrees to maintain the confidentiality of our confidential information during employment and for a period of two years thereafter. Mr. Atwood also agrees not to engage in activities that are competitive with us during employment and during any period in which he is receiving severance pay or other compensation from us. He agrees not to solicit our employees or consultants during his employment or for a period of one year thereafter. Mr. Atwood also agrees to disclose to us and assign to us inventions he creates related to his employment or our business during the term of the agreement.

Obligations Upon Termination. Upon termination of Mr. Atwood’s employment and subject to the provisions of our 2002 Stock Plan regarding a change in control and the maximum term of the options, exercisable options remain exercisable for a period of (i) three (3) months, if we terminate Mr. Atwood for cause or if Mr. Atwood voluntarily terminates his employment without giving us reasonable notice and assisting with the transition to new management as described in the agreement; (ii) seven (7) years, if Mr. Atwood voluntarily terminates his employment but gives us reasonable notice and assists with the transition to new management; or (iii) the full remaining term of the option, upon termination for any other reason. The Employment Agreement terminates with no further obligations to Mr. Atwood (other than as accrued prior to the date of termination or otherwise provided under a particular bonus arrangement, stock option agreement, or employee benefit plan) upon our termination of Mr. Atwood for “cause,” expiration of the agreement, or upon Mr. Atwood’s voluntary termination of his employment. Upon Mr. Atwood’s death, upon the effective date of a written determination by the board that Mr. Atwood is not able, due to injury or illness, to continue to meet his obligations for all or a substantial portion of the then-remaining term of the agreement, upon our termination of Mr. Atwood without “cause” or upon Mr. Atwood’s termination of his employment for “good reason,” Mr. Atwood is entitled to a severance payment equal to one year’s salary at his then current rate of base salary. Upon termination of the agreement within one year prior to or two years after a “change in control,” for any reason other than expiration of the agreement, termination by us for “cause”, or voluntary termination by Mr. Atwood, Mr. Atwood will be entitled to a severance payment equal to one year’s salary, in lieu of, and not in addition to, any payment described under the immediately preceding sentence. Mr. Atwood is required to sign a general release of claims prior to receiving any severance payment under the agreement.

Definitions. Under the agreement, the term “cause” generally means (i) Mr. Atwood’s willful and continuous failure to substantially perform his duties, after we have notified Mr. Atwood of such failure and he has not cured the deficiencies within 10 days of such notice; (ii) Mr. Atwood’s conviction of a felony of a crime of moral turpitude or adjudication of perpetration of common law fraud; (iii) Mr. Atwood’s engagement in any activity that is in conflict of interest or competitive with us; (iv) Mr. Atwood’s engaging in any knowing act of fraud or dishonesty against us or any material breach of federal or state securities laws or regulations; or (v) Mr. Atwood’s harassment of any individual in the workplace based on age, gender or other protected status, or violation of our harassment policy, following an investigation by an independent third party of such claim. The term “good reason” generally means (i) reduction in Mr. Atwood’s base salary below the level set under the agreement as then in effect; (ii) a material adverse change in the status, responsibilities or perquisites of Mr. Atwood; (iii) a failure to renominate and reelect Mr. Atwood as our Chief Financial Officer; (iv) our causing or requiring Mr. Atwood to report to anyone other than our Chief Executive Officer; (v) assignment of duties materially inconsistent with Mr. Atwood’s position as described in the agreement; (vi) our failure to assign the agreement to a successor, or failure of a successor to assume the agreement; or (vii) our requiring Mr. Atwood to relocate his permanent residence to any location other than his primary residence on February 4, 2005.

Separation Agreement. On November 2, 2006, the Company entered into a Separation Agreement with Mr. Atwood. Under the terms of this Separation Agreement, Mr. Atwood would terminate his employment with the Company on December 31, 2006, and as of that date the Separation Agreement would supersede the Employment Agreement. At the special request of the Board, Mr. Atwood agreed to continue to serve on the Company’s Board of Directors through the service year ending in May 2007. This Separation Agreement provides the same restrictive covenants as provided in the Employment Agreement. Mr. Atwood’s Separation Agreement provides for certain payments and benefits upon his termination of employment, as described below under “Payments Upon Termination or Change of Control.”

Consulting Agreement. On December 29, 2006, the Company entered into a Consulting Agreement with Mr. Atwood under which he agreed to advise and assist the Company as requested by the Board, including advising the Chief Executive Officer and the Board with regard to potential corporate transaction opportunities for the Company. For these consulting services as an independent contractor, Mr. Atwood would be paid $400 per hour, with approximately 80 hours per month anticipated through April 2007, and afterwards as requested by the Board. In addition, the Company agreed to pay Mr. Atwood’s business expenses incurred in connection with these services. This Consulting Agreement has a term of one year, ending on December 31, 2007, subject to a one-year automatic renewal unless otherwise terminated by either party upon 30 days’ advance notice or by mutual agreement of the parties.

Senior Vice President-Chief Scientific Officer—Dr. Yawen L. Chiang

Employment Agreement. Effective as of October 1, 2005, we entered into an Employment Agreement with Dr. Yawen L. Chiang, the current Senior Vice President-Chief Scientific Officer of Corautus.

Term of Employment. The agreement provides that Dr. Chiang will serve as our Senior Vice President-Chief Scientific Officer for a term of two years, which will automatically extend for an additional one-year term unless either party provides 60 days’ advance notice of nonrenewal. The agreement (and Dr. Chiang’s employment) may be terminated by us or by Dr. Chiang at any time, subject to the obligations upon termination described below.

Salary and Benefits. The agreement provides that Dr. Chiang will receive a salary of $275,000 annually. The agreement also provides that Dr. Chiang may receive an annual bonus (payable in cash, stock option or common stock) in an amount recommended by the Chief Executive Officer and approved by the Compensation Committee and the independent members of the board of directors. Dr. Chiang is eligible to participate in any long-

term incentive plan we establish and may receive equity compensation under the 2002 Stock Plan. Dr. Chiang also is entitled to participate in our employee benefit plans and programs (including our 401(k) retirement plan, group health insurance, dental insurance, and disability insurance) to the extent she is eligible under the terms of those plans and programs. Dr. Chiang is entitled to four weeks of vacation for each 12-month period of the agreement, and is entitled to reimbursement of business expenses in accordance with our normal policies.

Retention Incentives. On May 15, 2006, the Company amended the Employment Agreement to provide that Dr. Chiang would be entitled to a cash payment of $55,000 on September 30, 2006, and an additional $55,000 on March 31, 2007, if she remained employed by the Company on those dates. In addition, as an incentive to remain employed, Dr. Chiang was granted a nonqualified stock option for 100,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the stock (as defined in the 2002 Stock Plan) on May 15, 2006, of which 50,000 shares would become exercisable on March 31, 2007 and the remaining 50,000 shares would become exercisable on March 31, 2008, if Dr. Chiang remained employed by the Company on those dates.

Obligations Upon Termination. When the agreement terminates, Dr. Chiang is entitled to any compensation or benefits that have accrued prior to the date of termination or are otherwise provided for under a particular bonus arrangement, stock option agreement, or employee benefit plan. If we terminate Dr. Chiang for “cause,” the agreement expires, Dr. Chiang dies, or Dr. Chiang is considered disabled, then the agreement terminates with no further obligations to Dr. Chiang, other than those that have accrued as provided above. If we terminate Dr. Chiang without “cause,” if Dr. Chiang terminates her employment for “good reason” following a “change in control,” or if Dr. Chiang voluntarily terminates her employment with “transition,” Dr. Chiang is entitled to a severance payment equal to one year’s salary at her then current rate of base salary. Dr. Chiang is required to sign a general release of claims before receiving any severance payment under the agreement.

Restrictive Covenants. Under the agreement, Dr. Chiang agrees to maintain the confidentiality of our confidential information during her employment with us and for a period of two years after her employment ends. Dr. Chiang also agrees not to engage in activities that are competitive with us during her employment with us. She agrees not to solicit our employees or consultants during her employment or for a period of one year after her employment ends. Dr. Chiang also agrees to disclose to us and assign to us inventions she creates related to her employment or our business during the term of the agreement.

Definitions. Under the agreement, the term “cause” generally means (i) Dr. Chiang’s willful and continuous failure to substantially perform her duties, after we have notified Dr. Chiang of the failure and she has not cured the deficiencies within 10 days of the notice; (ii) Dr. Chiang’s conviction of a felony of a crime of moral turpitude or adjudication of perpetration of common law fraud; (iii) Dr. Chiang’s engagement in any activity that is in conflict of interest or competitive with us; (iv) Dr. Chiang’s engaging in any knowing act of fraud or dishonesty against us or any material breach of federal or state securities laws or regulations; or (v) Dr. Chiang’s harassment of any individual in the workplace based on age, gender or other protected status, or violation of our harassment policy, following an investigation by an independent third party of a claim. The term “good reason” generally means a (i) reduction in Dr. Chiang’s base salary below the level set under the agreement as then in effect; (ii) a material adverse change in the status, responsibilities or perquisites of Dr. Chiang; (iii) our causing or requiring Dr. Chiang to report to anyone other than our Chief Executive Officer, a senior scientific officer or to any other officer who is not in a position senior to Dr. Chiang; (iv) our failure to assign the agreement to a successor, or failure of a successor to assume the agreement; or (v) our requiring Dr. Chiang to relocate her permanent residence to any location other than her primary residence on October 1, 2005. The term “change in control” generally means (i) a change in ownership by which any one person, or persons acting as a group, acquires ownership of our stock that, together with the stock held by that person or group, constitutes 50% or more of the total fair market value or total voting power of our stock; (ii) a change in effective control which generally means (a) any one person, or persons acting as a group, acquires or has acquired, ownership of our stock possessing 35% or more of the total voting power of our stock or (b) a majority of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the appointment or election; or (iii) a change in the ownership of a substantial portion of our assets, which occurs when any one person, or persons acting as a group, acquires or has acquired assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the corporation immediately prior to the acquisition or acquisitions. The term “transition” means that Dr. Chiang (i) provides us with at least 90 days advance written notice of her termination date, (ii) continues to work her normal hours and duties during the notice period, (iii) provides written guidelines for the position of Chief Scientific Officer, status reports on current activities, and any other written materials that we request at least 30 days before the end of the notice period, and (iv) assists us during the notice period in identifying, hiring and transitioning a successor into her position.

Separation Agreement. On December 20, 2006, the Company entered into a Separation Agreement with Dr. Chiang. Under the terms of this Separation Agreement, Dr. Chiang would terminate her employment with the Company on December 31, 2006, and as of that date the Separation Agreement would supersede the Employment Agreement. This Separation Agreement provides the same restrictive covenants as provided in the Employment Agreement. Dr. Chiang’s Separation Agreement provides for certain payments and benefits upon her termination of employment, as described below under “Payments Upon Termination or Change of Control.”

Consulting Agreement. On December 29, 2006, the Company entered into a Consulting Agreement with Dr. Chiang under which she agreed to advise and assist the Company as requested by the Board with regard to potential corporate transaction opportunities for the Company. For these consulting services as an independent contractor, Dr. Chiang would be paid $300 per hour, with approximately 80 hours per month anticipated through March 2007, and afterwards as requested by the Board. In addition, the Company agreed to pay Dr. Chiang’s business expenses incurred in connection with these services. This Consulting Agreement has a term of one year, ending on December 31, 2007, subject to a one-year automatic renewal unless otherwise terminated by either party upon 30 days’ advance notice or by mutual agreement of the parties.

Vice President-Finance and Administration, Chief Accounting Officer and Assistant Secretary—Jack W. Callicutt

Employment Agreement. Effective as of October 1, 2005, we entered into an Employment Agreement with Jack W. Callicutt, the current Vice President-Finance and Administration, Chief Accounting Officer and Assistant Secretary of Corautus. On May 15, 2006, we amended our Employment Agreement with Mr. Callicutt to add some retention incentives. On November 2, 2006, in connection with his assuming the position of Senior Vice President, Chief Financial Officer and Secretary of the Company, we amended and restated our Employment Agreement with Mr. Callicutt, as noted in the below description.

Term of Employment. The November 2006 amendment to the Employment Agreement provides a term of two years and two months, ending on January 1, 2009. The agreement (and Mr. Callicutt’s employment) may be terminated by us at any time or by Mr. Callicutt for “good reason” or following a change in control of the Company, subject to the obligations upon termination described below.

Salary and Benefits. The Employment Agreement provides that Mr. Callicutt will receive a salary of $187,000 annually, with an increase to $210,000 on January 1, 2007 pursuant to the November 2006 amendment. The amended Agreement also provides that Mr. Callicutt may receive an annual bonus (payable in cash, stock option or common stock) in the amount that is recommended by the Chief Executive Officer and approved by the Compensation Committee and the independent members of the board of directors, and explicitly provides for cash bonuses of $40,000 on January 1, 2007 and $35,000 on March 31, 2007, if Mr. Callicutt remains employed by the Company on those dates. Mr. Callicutt is eligible to participate in any long-term incentive plan we establish and may receive equity compensation under the 2002 Stock Plan. Mr. Callicutt also is entitled to participate in our employee benefit plans and programs (including our 401(k) retirement plan, group health insurance, dental insurance, and disability insurance), to the extent he is eligible under the terms of those plans and programs. Mr. Callicutt is entitled to four weeks of vacation for each 12-month period of the agreement, and is entitled to reimbursement of business expenses in accordance with our normal policies.

Restrictive Covenants. Under the agreement, Mr. Callicutt agrees to maintain the confidentiality of our confidential information during his employment with us and for a period of two years after his employment with us ends. Mr. Callicutt also agrees not to engage in activities that are competitive with us during his employment with us and during any period in which he is receiving severance pay or other compensation from us after his employment with us ends. He agrees not to solicit our employees or consultants during his employment or for a period of one year after his employment with us ends. Mr. Callicutt also agrees to disclose to us and assign to us inventions he creates related to his employment or our business during the term of the agreement.

Retention Incentives. On May 15, 2006, the Company amended the Employment Agreement to provide that Mr. Callicutt would be entitled to a cash payment of $35,000 on September 30, 2006, and an additional $35,000 on March 31, 2007, if he remained employed by the Company on those dates. In addition, as an incentive to remain employed, Mr. Callicutt was granted a nonqualified stock option for 80,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the stock (as defined in the 2002 Stock Plan) on May 15, 2006, of which 40,000 shares would become exercisable on March 31, 2007, and the remaining 40,000 shares would become exercisable on March 31, 2008, if Mr. Callicutt remained employed by the Company on those dates.

Mr. Callicutt’s Employment Agreement provides for certain payments and benefits upon his termination of employment, as described below under “Payments Upon Termination or Change of Control.”

Vice President-Business Development—Michael K. Steele

Employment Agreement. Effective as of May 1, 2005, we entered into an Employment Agreement with Michael K. Steele, the current Vice President-Business Development of Corautus. On May 15, 2006, we amended our Employment Agreement with Mr. Steele to add some retention incentives.

Term of Employment. The Employment Agreement provides that Mr. Steele will serve as our Vice President-Business Development for a term of one year, which will automatically extend for an additional one-year term unless either party provides 60 days’ advance notice of nonrenewal. The agreement (and Mr. Steele’s employment) may be terminated by us or by Mr. Steele at any time, subject to the obligations upon termination described below.

Salary and Benefits. The agreement provides that Mr. Steele will receive a salary of $160,000 annually. Effective as of October 1, 2005, Mr. Steele’s salary was increased to $170,000. The agreement also provides that Mr. Steele may receive an annual bonus (payable in cash, stock option or common stock) in an amount as recommended by the Chief Executive Officer and approved by the Compensation Committee and the independent members of the board of directors. Mr. Steele is eligible to participate in any long-term incentive plan we establish and may receive equity compensation under the 2002 Stock Plan. In connection with the execution of the agreement, Mr. Steele received a grant of nonqualified stock options to purchase 30,000 shares of our common stock, at a price of $4.04 per share. The options have a maximum ten-year term and become exercisable on the earlier of the attainment of certain performance goals or, to the extent any options remain unexercisable, on the second anniversary of the grant date. Mr. Steele also is entitled to participate in our employee benefit plans and programs (including our 401(k) retirement plan, group health insurance, dental insurance, and disability insurance) to the extent he is eligible under the terms of those plans. Mr. Steele is entitled to four weeks of vacation for each 12-month period of the agreement, and is entitled to reimbursement of business expenses in accordance with our normal policies.

Obligations Upon Termination. When the agreement terminates, Mr. Steele is entitled to any compensation or benefits that have accrued prior to the date of termination or are otherwise provided for under a particular bonus arrangement, stock option agreement, or employee benefit plan. If we terminate Mr. Steele for “cause,” the agreement expires at the end of the renewal term, Mr. Steele dies, or he is considered disabled, then the agreement terminates with no further obligations to Mr. Steele, other than those that have accrued as provided above. If we terminate Mr. Steele without “cause” or if we give Mr. Steele a notice of nonrenewal during the initial term of the agreement, Mr. Steele is entitled to a severance payment equal to one year’s salary at his then current rate of base salary. If we terminate Mr. Steele without cause during the renewal term of the agreement, he is entitled to an amount equal to his base salary for the remainder of the renewal term. Mr. Steele is required to sign a general release of claims prior to receiving any severance payment under the agreement.

Retention Incentives. On May 15, 2006, the Company amended the Employment Agreement to provide that Mr. Steele would be entitled to a cash payment of $25,000 on September 30, 2006, and an additional $25,000 on March 31, 2007, if he remained employed by the Company on those dates. In addition, as an incentive to remain employed, Mr. Steele was granted a nonqualified stock option for 60,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the stock (as defined in the 2002 Stock Plan) on May 15, 2006, of which 30,000 shares would become exercisable on March 31, 2007 and the remaining 30,000 shares would become exercisable on March 31, 2008, if Mr. Steele remained employed by the Company on those dates.

Restrictive Covenants. Under the terms of the agreement, Mr. Steele agrees to enter into our Confidential Information and Inventions Assignment Agreement, and this agreement is incorporated into the employment agreement by reference. The agreement provides that Mr. Steele agrees to maintain the confidentiality of our confidential information during his employment with us and for a period of five years after his employment with us ends. Mr. Steele also agrees not to engage in activities that are competitive with us during his employment with us. He agrees not to solicit our employees during his employment with us or for a period of twelve months after his employment with us ends. Mr. Steele also agrees to disclose to us and assign to us inventions he creates related to his employment or our business during the term of the agreement.

Definitions. Under the agreement, the term “cause” generally means (i) Mr. Steele’s willful and continuous failure to substantially perform his duties, after we have notified Mr. Steele of such failure and he has not cured the deficiencies within 10 days of the notice; (ii) Mr. Steele’s conviction of a felony of a crime of moral turpitude or adjudication of perpetration of common law fraud; (iii) Mr. Steele’s engagement in any activity that is in conflict of interest or competitive with us; (iv) Mr. Steele’s engaging in any knowing act of fraud or dishonesty against us or any material breach of federal or state securities laws or regulations; or (v) Mr. Steele’s harassment of any individual in the workplace based on age, gender or other protected status, or violation of our harassment policy, following an investigation by an independent third party of such a claim.

Separation Agreement. On November 14, 2006, the Company entered into a Separation Agreement with Mr. Steele. Under the terms of this Separation Agreement, Mr. Steele would terminate his employment with the Company on November 15, 2006, and as of that date the Separation Agreement would supersede the Employment Agreement. This Separation Agreement provides the same restrictive covenants as provided in the Employment Agreement. Mr. Steele’s Separation Agreement provides for certain payments and benefits upon his termination of employment, as described below under “Payments Upon Termination or Change of Control.”

Payments Upon Termination or Change in Control

Each of the employment agreements and separation agreements, as applicable, with our named executive officers provides various triggers for post-termination payments and/or benefits, including termination of employment due to discharge by the Company without “good cause,” disability, and termination upon a change of control.

Messrs. Otto, Atwood, and Steele and Dr. Chiang each entered into a Separation Agreement and terminated their employment with Corautus during 2006. The charts below show the amounts actually paid or payable to them due to their terminations of employment. Mr. Steele terminated on November 15, 2006 and Messrs. Otto and Atwood and Dr. Chiang each terminated as of December 31, 2006. Mr. Callicutt remains employed by the Company and his Employment Agreement contains provisions for separation pay upon termination by the Company without cause, or termination by Mr. Callicutt following a change in control or for good reason. For purposes of the table below, we have disclosed the amount that would have been payable to Mr. Callicutt if he had terminated employment on December 31, 2006.

Richard E. Otto—Separation Agreement

Type of Payments and Benefits	Amount of Separation Pay and Benefits
Base Salary	$300,000
Bonus for 2006	$75,000
Acceleration of Options and Extension of Option Exercise Periods	$0	*
Total:	$375,000

*	For purposes of this disclosure, the value of the acceleration of the exercisability and the extension of the exercise period of Mr. Otto’s options is zero because the exercise price of each of the options was above the closing price of Corautus’ common stock as of December 31, 2006.

Robert T. Atwood—Separation Agreement

Type of Payments and Benefits	Amount of Separation Pay and Benefits
Base Salary	$300,000
Bonus for 2006	$75,000
Acceleration of Options and Extension of Option Exercise Periods	$0	*
Total:	$375,000

*	For purposes of this disclosure, the value of the acceleration of the exercisability and the extension of the exercise period of Mr. Atwood’s options is zero because the exercise price of each of the options was above the closing price of Corautus’ common stock as of December 31, 2006.

Dr. Yawen L. Chiang—Separation Agreement

Type of Payments and Benefits	Amount of Separation Pay and Benefits
Base Salary	$275,000
Total:	$275,000

Jack W. Callicutt—Employment Agreement

If we terminate Mr. Callicutt for “cause,” the agreement expires, Mr. Callicutt dies, or he is considered disabled, then the agreement terminates with no further obligations to Mr. Callicutt, other than those that have previously accrued. If we terminate Mr. Callicutt without “cause” or if he terminates his employment following a “change in control” or for “good reason” Mr. Callicutt is entitled to a severance payment equal to one year’s salary at his then current rate of base salary. Mr. Callicutt is required to sign a general release of claims before receiving any severance payment under the agreement.

Definitions. Under Mr. Callicutt’s Employment Agreement, the term “cause” generally means (i) Mr. Callicutt’s willful and continuous failure to substantially perform his duties, after we have notified Mr. Callicutt of the failure and he has not cured the deficiencies within 10 days of the notice; (ii) Mr. Callicutt’s conviction of a felony of a crime of moral turpitude or adjudication of perpetration of common law fraud; (iii) Mr. Callicutt’s engagement in any activity that is in conflict of interest or competitive with us; (iv) Mr. Callicutt’s engaging in any knowing act of fraud or dishonesty against us or any material breach of federal or state securities laws or regulations; or (v) Mr. Callicutt’s harassment of any individual in the workplace based on age, gender or other protected status, or violation of our harassment policy, following an investigation by an independent third party of a claim. The term “good reason” generally means a (i) reduction in Mr. Callicutt’s base salary below the level set under the agreement as then in effect; or (ii) a material adverse change in his status, responsibilities or perquisites; (iii) our failure to assign the agreement to a successor company or the failure of the successor to explicitly assume the agreement; (iv) a requirement that Mr. Callicutt relocate his primary residence (regardless of reimbursement of moving expenses); and (v) a requirement that he spend more than 25% of his time working at a location other than the Company’s headquarters. The term “change in control” generally means (i) a change in ownership by which any one person, or persons acting as a group, acquires ownership of our stock that, together with the stock held by the person or group, constitutes 50% or more of the total fair market value or total voting power of our stock; (ii) a change in effective control which generally means (a) any one person, or persons acting as a group, acquires or has acquired, ownership of our stock possessing 35% or more of the total voting power of our stock or (b) a majority of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the appointment or election; or (iii) a change in the ownership of a substantial portion of our assets, which occurs when any one person, or persons acting as a group, acquires or has acquired assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the corporation immediately before such acquisition or acquisitions.

For purposes of the chart below, we have disclosed amounts as if a termination of Mr. Callicutt’s employment occurred on December 31, 2006. The Company’s 2002 Stock Plan provides that, upon a change in control of the Company, each outstanding option shall be assumed or exchanged for an option of the surviving company, and if not, then each outstanding option shall become immediately exercisable for a period of 15 days. For purposes of the chart below, we have assumed that a change in control occurred on December 31, 2006 and that the outstanding options immediately became exercisable.

Type of Payments and Benefits	Termination by Corautus without Cause		Termination by Mr. Callicutt for Good Reason		Termination by Mr. Callicutt following a Change in Control
Base Salary	$187,000		$187,000		$187,000

Annual Bonus for 2006	$40,000		$40,000		$40,000

Acceleration of Options and Extension of Option Exercise Periods	$0	*	$0	*	$0	*

Total:	$227,000		$227,000		$227,000

*	For purposes of this disclosure, the value of any acceleration of the exercisability and/or the extension of the exercise period of Mr. Callicutt’s options would be zero because the exercise price of each of the options was above the closing price of Corautus’ common stock as of December 31, 2006.

Michael K. Steele—Separation Agreement

Type of Payments and Benefits	Amount of Separation Pay and Benefits
Severance Pay	$180,000

Total:	$180,000

Director Compensation

Directors who are also employees receive no additional compensation for serving on our board of directors. We reimburse all of the directors for their out-of-pocket expenses in attending board meetings.

Our directors are compensated based on a service year, which begins upon election at the annual shareholders meeting and ends on the date of the next following annual shareholders meeting. Upon initial election to our board, a nonemployee director will receive a grant of immediately exercisable options to purchase 24,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the commencement date of his or her service as a director.

As of the date of each annual shareholders meeting, each nonemployee director (including newly elected directors) will be granted options to purchase 6,000 shares of our common stock as a retainer grant for the service year, 6,000 shares of our common stock for attending board meetings, and 3,000 shares for attending committee meetings (for each committee on which the director serves). Prior to the beginning of the service year (or within 30 days of first being elected to the board), each director may elect to receive either $20,000 in cash or an option to purchase shares of our common stock equivalent to $20,000 in value (based on a Black-Scholes value as of the January 31 prior to the beginning of the service year). If the director elects the cash compensation, it is payable in equal installments on the first day of each calendar quarter during the service year. If the director elects options in lieu of cash, the options are granted on the date of the annual shareholders meeting and become exercisable in equal installments on the first day of each calendar quarter during the service year.

Additionally, as of the date of each annual shareholders meeting, the nonemployee director serving as chairman of the board will be granted options to purchase 6,000 shares of our common stock, and the nonemployee directors serving as chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will each be granted options to purchase 3,000 shares of our common stock. Further, prior to the beginning of the service year (or within 30 days of first being elected or appointed), the chairpersons of the board and the Audit Committee may each elect to receive either $10,000 in cash or an option to purchase shares of our common stock equivalent to $10,000 in value (based on a Black-Scholes value as of the January 31 prior to the beginning of the service year).

Prior to the beginning of the service year (or within 30 days of first being elected or appointed), the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee may each elect to receive either $5,000 in cash or an option to purchase shares of our common stock equivalent to $5,000 in value (based on a Black-Scholes value as of the January 31 prior to the beginning of the service year). If the chairperson elects the cash compensation, it is payable in equal installments on the first day of each calendar quarter during the service year. If the chairperson elects options in lieu of cash, the options are granted on the date of the annual shareholders meeting and become exercisable in equal installments on the first day of each calendar quarter during the service year.

All options (i) are granted under and subject to terms and conditions of our Corautus Genetics, Inc. 2002 Stock Plan (which is described above); (ii) are nonqualified stock options and have a maximum term of ten years; (iii) are granted at an exercise price equal to the closing price of our common stock on the date of the annual shareholders meeting, except the 24,000 option grant for new directors which is to be granted at an exercise price equal to the closing price of our common stock on the commencement date of service as a director; (iv) unless otherwise specified above, become exercisable upon the last day of the service year as long as the director continues to serve on that date; (v) once the options become exercisable, remain exercisable during their entire term regardless of the termination of the directors’ relationship with us; and (vi) are evidenced by a written agreement meeting the foregoing standards and prepared and executed by our Chief Executive Officer.

2006 Non-employee Director Compensation

Our Compensation Committee reviews our director compensation each year and makes recommendations to the Board for the following service year. The table below and following narrative describe our current non-employee director compensation structure in 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Nonequity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Eric N. Falkenberg	—	—	$76,870	—	—	—	$76,870

James C. Gilstrap	—	—	$74,460	—	—	—	$74,460

John R. Larson	—	—	$76,870	—	—	—	$76,870

F. Richard Nichol	—	—	$64,460	—	—	—	$64,460

B. Lynne Parshall	—	—	$74,460	—	—	—	$74,460

Ivor Royston	—	—	$57,050	—	—	—	$57,050

Victor W. Schmitt	—	—	$57,050	—	—	—	$57,050

Compensation Committee Interlocks and Insider Participation

All members of our compensation committee are independent directors, and none of them are past or present employees of the company. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee or board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the current beneficial ownership of our common stock and our Series D and Series E Preferred Stock by each person, or group of affiliated persons, who beneficially owns more than 5% of such stock. The percentage of class for the common stock is based on 19,728,854 shares of our common stock outstanding on March 30, 2007, and the percentage of class for the Series D Preferred Stock is based on 1,385,377 shares of Series D Preferred Stock that are convertible into 1,420,339 shares of common stock as of March 30, 2007. Beneficial ownership is defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership of Class(1)	Percent of Class
Boston Scientific Corporation One Boston Scientific Place Natick, Massachusetts 01760	Common Stock	2,105,264(2)	10.7%

Human Genome Sciences, Inc. 14200 Shady Grove Road Rockville, Maryland 20850	Common Stock	1,585,099(3)	8.0%

Baxter Healthcare Corporation One Baxter Parkway Deerfield, Illinois 60015	Common Stock	1,383,162(4)	7.0%

Richard E. Otto	Common Stock	1,654,292(5)	7.8%

Robert T. Atwood	Common Stock	1,639,822(6)	7.7%

Boston Scientific Corporation One Boston Scientific Place Natick, Massachusetts 01760	Series D Preferred Stock	1,385,377(7)	100%

Boston Scientific Corporation One Boston Scientific Place Natick, Massachusetts 01760	Series E Preferred Stock	2,475,659(8)	100%

(1)	The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days, through the exercise of any stock option or other right.

(2)	Based on Schedule 13G/A filed by Boston Scientific Corporation on February 14, 2007.
(3)	Based on Schedule 13D filed by Human Genome Sciences, Inc. on February 14, 2003.
(4)	Based on Schedule 13G filed by Baxter Healthcare Corporation on February 13, 2004. Excludes 2,000 shares of non-voting Series C Preferred Stock that will be convertible into Corautus common stock upon the achievement of a milestone event that has not yet occurred and likely will not occur in the near future. The amount of common stock to be received upon conversion of the Series C Preferred Stock cannot be determined at this time.
(5)	Includes 8,242 shares beneficially owned by Richard and Kathleen Otto and 49,675 shares held directly by Richard E. Otto and 1,596,375 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.
(6)	Includes 53,178 shares beneficially owned by Robert T. Atwood and 1,586,644 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.
(7)	Based on conversion price as of March 30, 2007, the Series D Preferred Stock is convertible into 1,420,339 shares of Corautus common stock. The Series D Preferred Stock votes with the common stock on all matters as if the Series D Preferred Stock was converted into common stock. On an as-converted-to-common-stock basis, the Series D Preferred Stock represents beneficial ownership of 6.7% of the class of common stock.
(8)	Based on conversion price as of March 30, 2007, the Series E Preferred Stock is convertible into 2,475,659 shares of Corautus common stock. The Series E Preferred Stock votes with the common stock on all matters as if the Series E Preferred Stock was converted into common stock. On an as-converted-to-common-stock basis, the Series E Preferred Stock represents beneficial ownership of 11.1% of the class of common stock.

The following table sets forth information with respect to the beneficial ownership of our voting stock as of March 30, 2007 by each of our directors, each of our named executive officers and all of our directors and executive officers as a group. Beneficial ownership is defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Consequently, shares of common stock subject to options or warrants currently exercisable or that become exercisable within 60 days of March 30, 2007 are deemed outstanding for purposes of the number of shares beneficially owned and for purposes of computing the percentage ownership of the person owning those options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

Name of Director, Nominee or Executive Officer	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Richard E. Otto	Common Stock	1,654,292	(2)	7.8%
Robert T. Atwood	Common Stock	1,639,822	(3)	7.7%
Jack W. Callicutt	Common Stock	151,000	(4)	*
Yawen L. Chiang	Common Stock	291,426	(5)	1.48%
Eric N. Falkenberg	Common Stock	165,846	(6)	*
James C. Gilstrap	Common Stock	232,589	(7)	1.18%
John R. Larson	Common Stock	207,194	(8)	*
F. Richard Nichol	Common Stock	84,077	(9)	*
B. Lynne Parshall	Common Stock	76,617	(10)	*
Ivor Royston	Common Stock	242,466	(11)	1.23%
Victor W. Schmitt	Common Stock	134,251	(12)	*
Total Directors and Executive Officers as a group	Common Stock	4,879,580		24.73%

(*)	Represents less than one percent.

(1)	The number and percentage of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of March 30, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares shown as beneficially owned.
(2)	Includes 8,242 shares beneficially owned by Richard and Kathleen Otto and 49,675 shares held directly by Richard E. Otto and 1,596,375 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.
(3)	Includes 53,123 shares beneficially owned by Robert T. Atwood and 1,586,644 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.
(4)	Includes 1,000 shares beneficially owned by Jack W. Callicutt and 150,000 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(5)	Includes 4,285 shares beneficially owned by Yawen L. Chiang and 287,141 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(6)	Includes 35,000 shares beneficially owned by Eric N. Falkenberg and 103,846 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(7)	Includes 83,473 shares beneficially owned by James C. Gilstrap and 149,116 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(8)	Includes 65,870 shares beneficially owned by John R. Larson and 141,324 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(9)	Includes 1,000 shares beneficially owned directly by F. Richard Nichol and 83,077 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(10)	Includes 76,617 shares of common stock issuable upon exercise of presently outstanding options that are exercisable within 60 days.
(11)	Includes 126,963 shares beneficially owned directly by Ivor Royston, M.D. and 115,503 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.
(12)	Includes 14,820 shares beneficially owned directly by Victor W. Schmitt and 119,431 shares of common stock issuable upon exercise of presently outstanding options and warrants that are exercisable within 60 days.

Pursuant to the terms of the option agreements by and between Corautus and its current directors, each director will receive an acceleration of his or her options upon a change of control. As of March 30, 2007, the members of our board of directors held options exercisable for an aggregate of 4,543,113 shares of our common stock.

Equity Compensation Plan Table

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securityholders(1)	5,419,439	$3.07	399,364

Equity Compensation Plans Not Approved by Securityholders(2)	204,763	$2.83	249,000

TOTAL	5,624,202	$3.06	648,364

Notes to Equity Compensation Plan Information Table

(1)	Consists of the Urogen Corp. 1995 Director Option Plan (the “1995 Director Plan”), the Urogen Corp. 1995 Stock Plan (the “1995 Plan”), the Urogen Corp. 1999 Stock Plan (the “1999 Plan”), the Employee Stock Purchase Plan and the Corautus Genetics Inc. 2002 Stock Plan (the “2002 Plan”). The entire 142,857 shares of common stock authorized for issuance under the Employee Stock Purchase Plan have been included in column (c). Under the 2002 Plan, the number of shares authorized to be issued under the plan includes an annual increase to be added annually on the first day of our fiscal year beginning in 2005, equal to the lesser of (A) 300,000 shares, (B) 2% of our then outstanding shares, or (C) a lesser amount determined by the board. The amount of the increase in the 2002 Plan for 2006 was 300,000 shares. (Column (c) does not include this 2006 increase). In addition, shares returned to the 1995 Plan, the 1995 Director Plan and the 1999 Plan as a result of termination, cancellation or expiration of options are available for future grant under the 2002 Stock Plan.

(2)	We have issued the following warrants to purchase common stock which were approved by the board of directors, but were not required to be approved by the stockholders:

•

In December 2003 and January 2004, we issued warrants to purchase 32,331 shares of common stock in consideration for a finder’s fee to The Walters Group. The warrant is fully vested and is exercisable for five years at an exercise price of $1.00 per share.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Human Genome Sciences Relationship

In October 1997, Vascular Genetics secured an exclusive, worldwide license from Human Genome Sciences to make, use and sell products covered by certain patents and patent applications owned by Human Genome Sciences, or otherwise using the VEGF-2 technology, in the gene therapy treatment of vascular disease. It was amended in March 2005 to also cover the treatment of diabetic neuropathy. The license agreement required us to make royalty payments to Human Genome Sciences based on certain percentages of net revenue we derive from sales of products covered by the licensed technologies and from sublicensing of the licensed technologies. In addition, the license agreement required us to reimburse Human Genome Sciences for 50% of all reasonable expenses Human Genome Sciences incurs for the preparation, filing, prosecution and maintenance of the licensed patents and patent applications. We must also indemnify Human Genome Sciences for all liabilities, losses and expenses in connection with claims arising out of any theory of product liability concerning any product, process or service made, used or sold pursuant to the license.

The license agreement with Human Genome Sciences was terminated by mutual consent on April 20, 2007, and neither party has any continuing material obligation under the license agreement.

Boston Scientific Corporation Relationship

On July 30, 2003, we entered into a strategic alliance with Boston Scientific Corporation to develop and commercialize Vascular Endothelial Growth Factor 2 (VEGF-2) gene therapy products to treat cardiovascular disease. Boston Scientific made a $9,000,000 investment in exchange for 1,385,377 shares of Series D Preferred Stock, which was convertible into 1,420,339 shares of common stock as of March 27, 2006, subject to adjustment. Additionally, Boston Scientific paid a $1,000,000 license fee for certain intellectual property, which is being recognized as revenue over the anticipated term of the license of 12 years. Boston Scientific also has committed to purchasing up to $15 million of convertible debt from us based on achievement of certain milestones, of which we have closed on $15 million through four separate financings. The first debt transaction was for $2,500,000 and closed on December 30, 2003; the second debt transaction was for $5,000,000 and closed on July 22, 2004; the third debt transaction was for $2,500,000 and closed on September 22, 2004; and the fourth transaction was for $5,000,000 and closed on June 30, 2005. All of this convertible debt accrued interest at the rate of six percent per year and was repayable in five annual payments of interest and principal beginning on the fifth anniversary of the closing of each transaction. Effective June 30, 2006, Boston Scientific converted the principal and interest accrued under these notes into Series E Preferred Stock of Corautus. In addition, on June 27, 2005, we entered into an investment agreement whereby Boston Scientific agreed to purchase 2,105,264 shares of our common stock at $3.80 per share, subject to shareholder approval. We obtained shareholder approval for this issuance on August 11, 2005, and immediately thereafter closed the transaction.

We had extensive agreements with Boston Scientific with respect to VEGF-2 product candidates for diseases of the heart or peripheral vascular system. As part of our strategic alliance, Boston Scientific has granted to us a non-exclusive, non-transferable and royalty free license under all patents owned or licensed and sublicensable by Boston Scientific that are necessary for the development of our VEGF-2 product candidates and the distribution of these products through Boston Scientific. For this license, in connection with distribution, we were required to pay Boston Scientific a royalty equal to a percentage of the wholesale price that Boston Scientific pays us for our VEGF-2 products, when and if such sales are made. In addition, Boston Scientific has agreed to provide certain assistance in developing these VEGF-2 product candidates and has obtained exclusive rights to market, distribute and sell these VEGF-2 products, if and when regulatory approval is obtained.

Effective April 10, 2007, Corautus and Boston Scientific mutually terminated the distribution and development agreements, and neither party has any continuing material obligation under such agreements.

Baxter Healthcare Relationship

Baxter Healthcare owns all 2,000 shares of our outstanding Series C Preferred Stock, which is convertible into common stock, at the option of the holder, upon the earlier of (a) the approval by the FDA of our hemophilia product or (b) June 13, 2010. Since we have transferred the rights to, and are no longer pursuing the approval of, the hemophilia product, the earliest date of conversion of the Series C Preferred Stock into common stock will be June 13, 2010. In the event Baxter Healthcare elects to convert the Series C Preferred Stock into common stock on or after the conversion date, each share of Series C Preferred Stock is convertible into a number of shares of common stock equal to (a) $1,000 divided by (b) 110% of the fair market value of the common stock on the conversion date. Assuming a fair market value of $3.40 per share on the conversion date of June 13, 2010 ($3.40 was the closing price on March 14, 2006), the 2,000 shares of Series C Preferred Stock would be convertible into approximately 535,000 shares of common stock.

Board Independence

The board of directors has determined that, with the exceptions of Mr. Otto and Mr. Atwood, all of our current directors and director nominees are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has re-appointed the firm of Ernst & Young LLP to serve as our independent registered public accounting firm for the year ending December 31, 2006.

Audit and Non Audit Fees

Aggregate fees for professional services rendered for Corautus’ by Ernst & Young LLP as of or for the fiscal years ended December 31, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Corautus’ annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$244,950	$170,423
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$244,950	$170,423

Audit Fees for the fiscal years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the annual consolidated financial statements of Corautus included in Corautus’ Annual Report on From 10-K and quarterly review of the financial statements included in Corautus’ Quarterly Reports on Form 10-Q. Audit Fees for the fiscal years ended December 31, 2006 and 2005 also included services related to one registration statement on Form S-3 in each year.

There were no Audit-Related Fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2006 and 2005.

There were no Tax Fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2006 or 2005.

There were no fees that fall into the classification of All Other Fees as of the fiscal years ended December 31, 2006 or 2005.

Policy on Audit Committee Preapproval of Audit and Permissible Nonaudit Services of the Independent Registered Public Accounting Firm

As specified in the Audit Committee charter, the Audit Committee preapproves all audit and nonaudit services provided by the independent registered public accounting firm prior to the receipt of such services. Thus, the Audit Committee approved 100% of the services set forth in the above table prior to the receipt of such services and no services were provided under the permitted de minimus threshold provisions.

The Audit Committee of the board of directors has determined that the provision of these services is compatible with the maintenance of the independence of Ernst & Young LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form		Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc.	8-K		02/07/07

3.1	Restated Certificate of Incorporation	10-K		03/22/05

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	10-KSB		03/30/00

3.3	Certificate of Amendment to the Restated Certificate of Incorporation	10-K		03/28/03

3.4	Certificate of Amendment to the Restated Certificate of Incorporation	10-K		03/28/03

3.5	Certificate of Amendment to the Restated Certificate of Incorporation	10-K		03/28/03

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series A Preferred Stock	S-4/A	*	12/19/02

3.7	Amended and Restated Certificate of Designation of Preferences and Rights of Series B Preferred Stock	S-4/A	*	12/19/02

3.8	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock	S-4/A	*	12/19/02

3.9	Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q		08/14/03

3.10	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series D Preferred Stock	10-Q		08/12/05

3.11	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series E Preferred Stock	8-K		07/06/06

3.12	Second Amended and Restated Bylaws	10-K		03/22/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form		Date	Filed Herewith
4.1	Investor Rights Agreement, dated July 8, 1998, between UroGen Corp. and Baxter Healthcare Corporation	8-K		07/23/98

4.2	First Amendment to the Investor Rights Agreement, effective February 5, 2003, between GenStar Therapeutics Corporation and Baxter Healthcare Corporation	S-4/A	*	12/19/02

4.3	Investor Rights Agreement, dated July 30, 2003, between Corautus and Boston Scientific Corporation	10-Q		08/14/03

4.4	Registration Rights Agreement, dated as of June 27, 2005, between Corautus and Boston Scientific Corporation	10-Q		08/12/05

4.5	Amendment to Recapitalization Agreement, dated October 30, 2006, by and between Corautus Genetics Inc. and Boston Scientific Corporation	8-K		11/06/06

4.6	Voting Agreement, dated February 7, 2007, by and among Corautus Genetics Inc. and the persons named therein	8-K		02/08/07

10.1	Form of Indemnification Agreement	10-Q		08/16/04

10.2	Employment Agreement, dated October 30, 2006, by and between Corautus Genetics Inc. and Jack W. Callicutt	10-K		03/30/07

10.3	Separation Agreement, dated October 30, 2006, by and between Corautus Genetics Inc. and Richard E. Otto	10-K		03/30/07

10.4	Separation Agreement, dated October 30, 2006, by and between Corautus Genetics Inc. and Robert T. Atwood	10-K		03/30/07

10.5	Consulting Services Agreement, dated December 29, 2006, by and between Corautus Genetics Inc. and Richard E. Otto	10-K		03/30/07

10.6	Employment Agreement, dated October 1, 2005, by and between Corautus Genetics Inc. and Jack W. Callicutt	8-K		10/05/05

10.7	Employment Agreement, dated October 1, 2005, by and between Corautus Genetics Inc. and Yawen D. Chiang	8-K		10/05/05

10.8	Employment Agreement, dated May 1, 2005, by and between Corautus Genetics Inc. and Michael K. Steele	8-K		05/03/05

10.9	Investment Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q		08/14/03

10.10	Development Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q		08/14/03

10.11	First Amendment to Development Agreement, dated July 22, 2004, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q		08/16/04

10.12	Second Amendment to Development Agreement, dated June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q		08/12/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.13	Third Amendment to Development Agreement, dated February 2, 2006, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	5/12/06

10.14	Distribution Agreement, dated July 30, 2003, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/14/03

10.15	First Amendment to Distribution Agreement, dated as of June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/12/05

10.16	Investment Agreement, dated as of June 27, 2005, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/12/05

10.17	Amended and Restated License Agreement, dated February 28, 2001, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.18	First Amendment to Amended and Restated License Agreement, dated October 10, 2002, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	05/14/03

10.19	Second Amendment to Amended and Restated License Agreement, dated April 26, 2004, by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-Q	04/30/04

10.20	Third Amendment to Amended and Restated License Agreement, dated March 21, 2005 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-K	03/22/05

10.21	Fourth Amendment to Amended and Restated License Agreement, dated January 31, 2006 by and between Vascular Genetics Inc. and Human Genome Sciences, Inc.	10-K	03/30/06

10.22	License Agreement, dated February 24, 2000, by and between Vascular Genetics Inc. and Vical Incorporated	10-Q	05/14/03

10.23	Employee Stock Purchase Plan	10-KSB	03/29/02

10.24	License Agreement, dated August 10, 2005, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.	10-Q	11/14/05

10.25	Material Transfer Agreement, dated August 10, 2005, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.	10-Q	11/14/05

10.26	Material Transfer Agreement, dated January 6, 2006, by and between Corautus Genetics Inc. and Caritas St. Elizabeth’s Medical Center of Boston, Inc.	10-K	03/30/06

10.27	Common Stock and Warrant Purchase Agreement, dated June 24, 2005, by and among Corautus Genetics Inc. and the Purchasers named therein	10-Q	08/12/05

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Date	Filed Herewith
10.28	Corautus Genetics Inc. 2002 Stock Plan, as amended and restated	10-Q	08/16/04

10.29	Master Services Agreement, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.30	Project Addendum, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.31	Agreement for the Transfer of Sponsors Obligations, dated March 7, 2005, by and between Corautus Genetics Inc. and PPD Development, L.P.	10-K	03/22/05

10.32	Manufacturing Agreement for Clinical Trial and Commercial Supply, dated May 13, 2005, by and between Corautus Genetics Inc. and Boehringer Ingelheim Austria GmbH	8-K	05/19/05

10.33	Underwriting Agreement, dated March 9, 2006, by and between Lazard Capital Markets LLC (for itself and as representative for Jefferies & Company, Inc.).	8-K	03/14/06

10.34	Recapitalization Agreement, dated June 30, 2006, by and between Corautus Genetics Inc. and Boston Scientific Corporation	10-Q	08/10/06

21.1	Subsidiaries of Corautus Genetics Inc.	10-K	03/30/07

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	03/30/07

24.1	Power of Attorney (included with signature page hereto)	10-K	03/30/07

31.1	Section 302 Certification of Chief Executive Officer			X

31.2	Section 302 Certification of Chief Financial Officer			X

32.1	Section 906 Certification of Chief Executive Officer	10-K	03/30/07

32.2	Section 906 Certification of Chief Financial Officer	10-K	03/30/07

*	Form S-4/A file no. 333-101606
**	Form S-3 file no. 333-112239

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

CORAUTUS GENETICS INC.
A Delaware Corporation

By:	/s/ Jack W. Callicutt
Jack W. Callicutt
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)