Form 10-Q
period 2007-03-31
CORAUTUS GENETICS INC
filed 2007-05-15
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the common stock of the registrant outstanding as of May 1, 2007 was 19,728,854.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$983,021	$1,873,586
Short-term investments	11,475,000	14,090,000
Prepaid and other current assets	252,845	405,040

Total current assets	12,710,866	16,368,626
Property and equipment, net	4,381	48,447

TOTAL ASSETS	$12,715,247	$16,417,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,344	$190,054
Accrued employee benefits	20,098	1,068,200
Accrued clinical trial costs	—	1,249,025
Other accrued liabilities	294,335	147,304
Deferred revenue, current portion	83,333	83,333

Total current liabilities	433,110	2,737,916
Deferred revenue, net of current portion	611,111	631,945

TOTAL LIABILITIES	1,044,221	3,369,861

Stockholders’ equity:
Convertible Preferred Stock - $0.001 par value, 5,000,000 shares authorized:
Series C Preferred Stock, 2,000 shares issued and outstanding, liquidation preference of $2,000,000	2	2
Series D Preferred Stock, 1,385,377 shares issued and outstanding, liquidation preference of $9,004,951	1,385	1,385
Series E Preferred Stock, 2,475,659 shares issued and outstanding, liquidation preference of $16,608,103	2,476	2,476
Common Stock - $0.001 par value, 100,000,000 shares authorized; 19,759,078 issued, 19,728,854 outstanding	19,759	19,759
Additional paid-in capital	134,989,195	134,348,855
Treasury stock - 30,224 shares at cost	(157,029)	(157,029)
Deficit accumulated during development stage	(123,184,762)	(121,168,236)

TOTAL STOCKHOLDERS’ EQUITY	11,671,026	13,047,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,715,247	$16,417,073

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		July 1, 1991 (inception) to March 31,
	2007	2006	2007
Revenue	$20,833	$20,833	$2,847,901

Costs and expenses:
Cost of sales	—	—	821,878
Research and development	62,083	3,709,110	67,687,177
General and administrative	1,642,220	1,812,070	35,119,315
Write-off of acquired in-process technology	—	—	24,405,005
Write-off of property and equipment	—	—	2,686,885

Total costs and expenses	1,704,303	5,521,180	130,720,260

Loss from operations	(1,683,470)	(5,500,347)	(127,872,359)
Interest income	162,513	258,228	5,040,524
Interest expense	—	(243,124)	(3,720,858)
Other income, net	2,781	—	140,488

Net loss	(1,518,176)	(5,485,243)	(126,412,205)

Series E Preferred Stock dividend	(249,175)	—	(747,525)

Net loss available to common shareholders	$(1,767,351)	$(5,485,243)	$(127,159,730)

Basic and diluted loss per share	$(0.09)	$(0.28)

Number of weighted-average shares used in the computation of basic and diluted loss per share	19,728,854	19,704,122

See accompanying notes.

CORAUTUS GENETICS INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,		July 1, 1991 (inception) to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,518,176)	$(5,485,243)	$(126,412,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of write-off of in-process technology	—	—	23,560,174
Expenses satisfied via advances from related party	—	—	695,557
Depreciation and amortization	699	12,992	3,788,420
Non-cash stock-based compensation expense	141,987	184,416	1,335,869
Stock, stock options and warrants issued for services, extension of stock option exercise period and issuance of options below fair market value	—	—	2,147,334
Accrued interest satisfied through issuance of common stock	—	—	40,245
Charge related to lease termination settlement	—	—	3,423,791
(Gain) loss on disposal of property and equipment	(2,781)	—	3,087,542
Amortization of debt discount and loan fee	—	—	1,261,297
Deferred revenue	(20,833)	(20,833)	694,445
Change in operating assets and liabilities, net of acquisitions:
Prepaids and other current assets	152,195	34,076	(151,704)
Other assets	—	(5,874)	(780,276)
Accounts payable	(154,710)	142,197	(285,339)
Other current liabilities	(2,150,094)	586,116	353,193
Other long-term liabilities	—	—	(13,160)
Lease settlement obligation	—	—	(1,880,901)

Net cash used in operating activities	(3,551,713)	(4,552,153)	(89,135,718)
Cash flows from investing activities:
Purchase of short-term investments	(7,810,000)	(10,400,000)	(199,248,269)
Sale of short-term investments	10,425,000	13,900,275	188,473,544
Purchase of property and equipment	—	(9,131)	(5,746,887)
Proceeds from sale of property and equipment	46,148	—	288,018

Net cash provided by (used in) investing activities	2,661,148	3,491,144	(16,233,594)
Cash flows from financing activities:
Advances from related party	—	—	12,193,883
Repayment of note receivable from stockholder	—	—	20,000
Proceeds from investor’s short-swing profit	—	—	123,820
Proceeds from notes payable	—	—	18,415,292
Interest payable	—	242,988	1,608,103
Repayment of capital lease and notes payable	—	(761)	(3,414,719)
Proceeds from issuance of Common Stock upon exercise of options and warrants	—	24,998	1,543,251
Proceeds from sale of common stock, net of issuance costs	—	—	61,397,942
Proceeds from issuance of Series C preferred stock	—	—	2,000,000
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	—	8,084,376
Repurchase of restricted shares of common stock	—	—	(3,080)
Net advances from Medstone	—	—	3,883,465
Capital contribution by Medstone	—	—	500,000

Net cash provided by financing activities	—	267,225	106,352,333

Net (decrease) increase in cash and equivalents	(890,565)	(793,784)	983,021
Cash and equivalents, beginning of period	1,873,586	1,636,601	—

Cash and equivalents, end of period	$983,021	$842,817	$983,021

See accompanying notes.

Corautus Genetics Inc.

(A development stage enterprise)

Notes to Unaudited Consolidated Financial Statements

March 31, 2007

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which management considers necessary for a fair presentation of the financial position, results of operations and cash flows of Corautus Genetics Inc. (“Corautus”) for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles which would substantially duplicate the disclosures contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006 filed on March 30, 2007 by Corautus have been condensed or omitted from the interim financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for the full year. Certain prior year balances have been reclassified to conform to the current presentation.

The interim results should be read in conjunction with the consolidated financial statements and notes thereto included in Corautus’ Form 10-K for the year ended December 31, 2006. Shareholders are encouraged to review the 2006 Form 10-K for a broader discussion of Corautus’ opportunities and risks inherent in the business.

2.	Description of Business

Corautus is a development stage company dedicated to the development of innovative products in the life sciences industry. Corautus, formerly known as GenStar Therapeutics Corporation and Urogen Corp., was formed as a Delaware corporation on June 30, 1995.

On February 7, 2007, Corautus executed a definitive merger agreement (“Agreement”) with VIA Pharmaceuticals, Inc. (“VIA”), a privately-held drug development company headquartered in San Francisco, California. The merger is expected to create a drug development company focused on compounds that target inflammation in the blood vessel wall as an innovative approach to the treatment of cardiovascular disease. Under the terms of the Agreement, Corautus will issue, and the holders of VIA’s equity securities will receive (or purchase in the case of option holders), shares of Corautus’ common stock in exchange for their shares of VIA stock. It is expected that holders of VIA’s equity securities will own approximately 77.98% and existing Corautus’ stockholders will own approximately 22.02% of the combined company on a pro forma, fully-diluted basis based on the delivery of $11.0 million of net cash at closing (the actual percentages to be determined based on Corautus’ net cash at closing). The merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended. The transaction is conditioned upon Corautus maintaining at least $11.0 million in net cash, as defined in the Agreement, as well as certain other customary conditions, including obtaining stockholder approval. The transaction is expected to close in the second quarter of 2007. In connection with the Agreement with VIA, Corautus’ Board of Directors approved the conversion of Corautus’ Series D Preferred Stock and Series E Preferred Stock into common stock on March 15, 2007, to be effective upon closing of the merger.

During April, 2007, Corautus terminated the Amended and Restated License Agreement by and between Vascular Genetics Inc. and Human Genome Sciences, Inc., dated February 28, 2001, the License Agreement by and between Vascular Genetics Inc. and Vical Incorporated, dated February 24, 2000, the Development Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003, the Distribution Agreement by and between Corautus and Boston Scientific Corporation, dated July 30, 2003, and the Manufacturing Agreement for Clinical Trial and Commercial Supply by and between Corautus and Boehringer Ingelheim Austria GmbH, dated May 13, 2005.

Corautus currently is not in compliance with the NASDAQ Stock Market’s requirements for continued listing because the bid price of its common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). Corautus has until June 6, 2007 to regain compliance with the NASDAQ Stock Market’s requirements for continued listing.

Additionally, Corautus received a notification from NASDAQ that its common stock would be delisted from the NASDAQ Capital Market because NASDAQ believes Corautus currently is not engaged in active business operations and is therefore a “public shell.” Corautus received a decision from the NASDAQ hearing panel providing Corautus until June 6, 2007 to consummate the merger transaction with VIA and for the combined company to meet the initial listing requirements in order to prevent delisting.

3.	Short-Term Investments

As of March 31, 2007 and December 31, 2006, the Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. These investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of March 31, 2007 and December 31, 2006, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard effective January 1, 2006. The Company’s consolidated financial statements, as of and for the three months ended March 31, 2007 and 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2007 and 2006, was approximately $142,000 and $184,000, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and the ESPP recognized under SFAS 123(R). The stock-based compensation expense for the three months ended March 31, 2007 is recorded in general and administrative costs. Of the total stock-based compensation expense for the three months ended March 31, 2006, $58,000 is included in research and development costs and $126,000 is included in general and administrative costs.

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

Generally, the Company grants stock options with a contractual term of ten years from the date of grant with a vesting term of 1 to 2 years.

The activities under all stock option plans are summarized as follows:

	Three Months Ended, March 31, 2007
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	5,419,439	$3.07
Granted	—	—
Exercised	—	—
Canceled	(149,757)	5.88

Outstanding at end of period	5,269,682	3.07

Options exercisable at end of period	4,541,819	$3.31

As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options was approximately $118,000 which would have been recognized over the remaining vesting period of each grant, during next the 15 months. All unvested stock options as of March 31, 2007, are expected to become exercisable in accordance with the Stock Option Plan and the option grants upon closing of the merger with VIA Pharmaceuticals, Inc. which is expected to occur in the second quarter of 2007.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. There were no stock options granted during the three months ended March 31, 2007. The weighted-average estimated value of employee stock options granted was $2.47 per share during the three months ended March 31, 2006. The assumptions used to value options granted are as follows:

	For the periods ended March 31,
	2007	2006
Expected volatility	N/A	61%
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	4.83%
Expected life, years	N/A	6.0

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

After January 1, 2006, the expected term of employee stock options is the average between the contractual term and the vesting term as permitted by guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company used an estimate of expected term for the purposes of pro forma information under SFAS 123.

As stock-based compensation expense recognized in the results for the three months ended March 31, 2007 and 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123.

5.	Net Loss Per Share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, net loss per share is based on the weighted-average number of shares of common stock outstanding during the three-month periods ended March 31, 2007 and 2006. Equivalent shares arising from convertible preferred stock, convertible debt, warrants for common stock and outstanding stock options have not been included in the computation of net loss per share as their effect would be antidilutive. Dividends on the Series E Preferred Stock are deducted from net loss to compute net loss per share and net loss available to common stockholders from July 1, 2006 forward.

The dividends on the Series E Preferred Stock are payable upon declaration by the board of directors on January 1 and July 1 of each year and are payable in additional shares of Series E Preferred Stock until January 1, 2009, when such dividends will be payable in cash from then forward. On March 15, 2007, the Company’s board of directors declared the dividends on the Series E Preferred Stock outstanding as of December 31, 2006.

6.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1995 through 2006, and to state income tax examinations for the tax years 1999 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or cash flows. At December 31, 2006, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $138,000,000 expiring in the years 2011 through 2026 and net operating loss carry forwards for state income tax purposes of approximately $100,000,000 which expire in the years 2007 through 2016. The Company did not provide for a tax benefit, because it is more likely than not, that any such benefit would not be realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied. This quarterly report and the documents incorporated by reference in this quarterly report may contain forward–looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain factors, risks and uncertainties, including those set forth under “Risk Factors” in Item 1A of our annual report on Form 10-K filed on March 30, 2007, that may cause actual results, events and performances to differ materially from those referred to in such statements. These risks include statements that address operating performance, events or developments that we expect or anticipate will occur in the future, such as such as the likelihood of identifying and securing life sciences opportunities upon which to focus our resources and the adequacy of our cash position to transition to new opportunities if found, and other risks that could cause actual results to differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Corautus has called a special meeting for June 4, 2007 in order for the stockholders to consider certain matters related to the transaction with VIA. The proxy statement for such special meeting was mailed on or around May 11, 2007 to all stockholders of record on May 4, 2007. Interested parties should review carefully this proxy statement when available for terms of the merger with VIA.

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

On December 15, 2006, Corautus appealed the NASDAQ Staff’s “public shell” determination to a NASDAQ Listing Qualifications Panel. On February 8, 2007, Corautus presented its arguments to the Qualifications Panel. During the oral hearing, we requested relief from the “public shell” determination for a 90-day period, or until May 9, 2007, in order to complete the proposed merger. On March 23, 2007, we received a decision from the hearing panel providing us until April 17, 2007 to mail proxy materials to our stockholders regarding the transaction with VIA Pharmaceuticals, Inc., and until May 21, 2007 to consummate such transaction. Subsequent to such ruling, we have obtained an extension from the NASDAQ hearing panel, providing us until June 6, 2007 to consummate the transaction with VIA and for the combined company to meet the initial listing requirements for listing on the NASDAQ Capital Market. There can be no assurance that we can meet these deadlines or initial listing requirements.

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

Examples of expenses for which we accrue based on estimates we make include fees for professional services, such as those provided by certain clinical research organizations and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of material for planned clinical trials and commercial use. We must sometimes estimate the date on which certain services commence and/or the level of services performed on or before a given date and the cost of such services. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with U.S. generally accepted accounting principles. There is no liability at March 31, 2007 related to clinical trial costs as all such costs have been paid and there are no clinical trial activities ongoing.

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

There were no stock options granted during the three months ended March 31, 2007. All unvested stock options as of March 31, 2007 are expected to become exercisable in accordance with the Stock Option Plan and the option grants upon closing of the merger with VIA Pharmaceuticals, Inc. which is expected to occur in the second quarter of 2007.

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

RESULTS OF OPERATIONS

Revenues

Total revenues for each of the three months ended March 31, 2007 and 2006 were $20,833. These revenues were from the sublicense of certain patents to Boston Scientific Corporation as part of Boston Scientific’s investment in Corautus. Product revenues are contingent on, among other matters, the success of product candidates in clinical trials, and currently we do not have any product candidates. Therefore, we do not anticipate revenues from product sales unless we acquire product candidates.

Research and Development

Research and development expenses decreased $3.6 million to $62 thousand for the three months ended March 31, 2007 compared to approximately $3.7 million for the three months ended March 31, 2006.

The decrease in research and development expense was primarily caused by the termination in 2006 of our GENASIS Phase IIb clinical trial that began in Fall of 2004, including reduction in costs for patient treatment costs and clinical research organization costs and by costs incurred under the manufacturing agreement in developing processes and procedures for the intended production of our clinical material for planned Phase III clinical trial and commercial use, which will no longer occur. The costs in 2007 were principally associated with the wrap up of the GENASIS clinical trial.

We currently do not have any products in clinical testing, nor do we have any plans to initiate clinical trials outside of continuing VIA’s clinical trials if the merger is consummated. We estimate that it will take many years to complete clinical testing of any potential products and obtain regulatory approvals, if we are to initiate clinical trials and are able to obtain approvals. We anticipate that research and development expenses will increase in the event we conduct clinical testing in the future.

General and Administrative Expenses

General and administrative expenses decreased $170 thousand for the three months ended March 31, 2007 to approximately $1.6 million compared to approximately $1.8 million for the three months ended March 31, 2006.

General and administrative expenses include the costs of our administrative personnel and consultants, office lease expenses and other overhead costs, including legal and accounting costs. The costs in 2007 primarily relate to legal and consulting costs associated with the announced planned merger with VIA. The costs in the three months ended March 31, 2006 reflected costs of our former full staff of general and administrative personnel and costs associated with our planned common stock offering in March 2006, which was terminated due to the suspension of enrollment in our GENASIS clinical trial. The terminated offering costs primarily consisted of legal, accounting, printing, filing fees, and travel totaling approximately $695,000.

Interest Income and Expense

Interest income decreased $95 thousand for the three months ended March 31, 2007 to approximately $163 thousand compared to approximately $258 thousand for the three months ended March 31, 2006. Interest income is a result of investment of excess cash in auction rate securities, money market accounts, and certificates of deposit. The decrease in interest income is due to decreases in the balances in those investments.

Interest expense for the three months ended March 31, 2007 was zero compared to approximately $243 thousand for the three months ended March 31, 2006. The decrease in interest expense in 2007 compared to 2006 is due to Boston Scientific Corporation’s exchange of all of its Promissory Notes, with an aggregate principal amount of $15.0 million, together with accrued interest of $1.6 million on June 30, 2006, for 2.5 million shares of the Company’s Series E Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2007, we have primarily financed our operations through private placements of equity and convertible debt securities, our strategic alliance with Boston Scientific Corporation and through our partnership with Baxter Healthcare. We have raised approximately $16.4 million in convertible debt offerings (including $15.0 million from Boston Scientific Corporation), $55.5 million in private equity financings, $16.0 million in net proceeds from the Boston Scientific Corporation investment in our common and preferred stock and received equity funding of $14.9 million related to our relationship with Baxter Healthcare.

Net cash used by operating activities in the first quarter of 2007 was approximately $3.6 million and primarily consists of general and administrative expenses associated with the announced planned merger with VIA. Net cash provided by investing activities of $2.7 million during the first quarter of 2007 consists of sales of short-term investments, purchases of short-term investments and proceeds from the sale of property and equipment.

As of March 31, 2007, we had cash, cash equivalents and short-term investments totaling approximately $12.5 million. Our operations to date have consumed substantial amounts of cash and have generated insignificant revenues. The negative cash flow from operations is expected to continue. The development of any products will require a commitment of substantial funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring our products to market and to establish manufacturing and marketing capabilities. Our future capital requirements will depend on many factors including the progress of our research and development programs; the progress, scope and results of our preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of manufacturing for our proposed products; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and our ability to establish and maintain collaborative and other arrangements with third parties, such as licensing and manufacturing agreements, and the cost of such arrangements.

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

There have been no material changes regarding Corautus’ market risk position from the information provided in its Form 10-K for the fiscal year ended December 31, 2006.

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

The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 are hereby supplemented to include the following:

The number of shares that VIA stockholders will be entitled to receive at closing of the merger is dependent upon the net cash balance of Corautus at closing. The lesser the amount of Corautus’ net cash at closing, the greater the number of shares of Corautus common stock VIA stockholders will be entitled to receive in the merger and the more the present ownership in Corautus will be diluted.

As of the date of this report and assuming the merger closes in the second quarter of 2007, Corautus anticipates having approximately $11.0 million of net cash at closing. As a result, Corautus currently anticipates that holders of VIA’s equity securities will be entitled to receive in the aggregate approximately 126,775,110 shares of Corautus common stock and options to purchase Corautus common stock at closing and will own approximately 77.98% of the capital stock of the combined company (on a fully-diluted basis), with current Corautus equityholders owning approximately 22.02% of the capital stock of the combined company (on a fully-diluted basis) at closing. The merger agreement provides that the exchange ratio is subject to upward and downward adjustment based on the net cash balance of Corautus (as calculated pursuant to the merger agreement) at the closing of the merger and the aggregate fully-diluted number of shares of each of Corautus and VIA outstanding immediately prior to the closing of the merger. If the net cash balance of Corautus at the closing of the merger is below $11.0 million, Corautus would be unable to satisfy a closing condition for the merger, and VIA may elect not to consummate the merger. If the net cash balance of Corautus at the closing of the merger is greater than $11.0 million, the exchange ratio will be adjusted to decrease the number of shares of Corautus common stock that holders of VIA’s equity securities will be entitled to receive pursuant to the merger, which would dilute current VIA equity holders’ ownership in the combined company. The items that will constitute Corautus’ net cash balance at the closing of the merger are subject to many factors, many of which are outside of Corautus’ control. The following table sets forth the approximate percentage ownership of Corautus that VIA equity holders and current Corautus equity holders would be expected to hold immediately following the closing of the merger, assuming net cash balances of Corautus at the closing of the merger of $11.0 million, $11.25 million, $11.5 million, $11.75 million, $12.0 million, $12.25 million and $12.5 million.

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

Our board of directors has authorized the termination of our operations and clinical trials related to VEGF-2, which was our only product candidate. Additionally, we have terminated most of our intellectual property license agreements. Should we not complete the merger with VIA, we may not have any ongoing business operations, and our board of directors will need to consider other alternatives, including liquidation and dissolution.

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

Corautus’s Phase IIb GENASIS clinical trial testing the safety and efficiency of VEGF-2 in patients with cardiovascular and vascular disease was discontinued during 2006 based upon the recommendation of the independent Data and Safety Monitoring Board, or DSMB, with oversight responsibility for these clinical trials. The DSMB concluded that the clinical trial data were unlikely to provide significant evidence of achievement of the primary endpoint for VEGF-2-treated patients versus patients who received placebo. We had previously devoted substantially all of our research, development and clinical efforts and financial resources to the development of VEGF-2. In connection with the termination of our clinical trial for VEGF-2, we announced a realignment of our business activities, including significant workforce reductions, and incurred approximately $1.4 million of severance and related costs in 2006, the substantial majority of which were cash expenditures. As a result of the discontinuation of our clinical trials, we have terminated most of our remaining intellectual property license agreements, development programs and manufacturing operations for VEGF-2.

We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock and stock price would be negatively affected.

Our common stock is currently traded on the NASDAQ Capital Market. To maintain a listing on NASDAQ, we must maintain minimum listing requirements, including certain levels of stockholders’ equity, market capitalization and minimum bid price for our common stock. Currently, we do not satisfy certain of these requirements. Additionally, NASDAQ may consider, among other things, the nature of the business, financial integrity and future outlook of a company in considering whether to de-list a company. If our common stock is de-listed from NASDAQ, it would reduce the liquidity of our common stock, and could decrease the market price of our common stock and negatively impact our ability to obtain additional capital. As discussed below, we currently are not in compliance with the NASDAQ Stock Market’s requirements for continued listing because the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4).

Additionally, we received a notification from NASDAQ that our common stock would be delisted from the NASDAQ Capital Market because NASDAQ believes we currently are not engaged in active business operations and are therefore a “public shell.” On March 23, 2007, we received a decision from the NASDAQ hearing panel providing us until April 17, 2007 to mail proxy materials to our stockholders regarding the merger, and until May 21, 2007 to consummate such transaction. On April 18, 2007, the NASDAQ hearing panel granted us an extension of this time period provided that we consummate the merger with VIA and that the combined company be approved for listing on the NASDAQ Capital Market on or before June 6, 2007. There are no assurances that we can meet this deadline, and failure to meet this deadline would result in the loss of our listing on the NASDAQ Capital Market.

In addition to quantitative requirements, the combined company will be required to meet all of the qualitative requirements of the NASDAQ Capital Market, including corporate governance and independent board member requirements. VIA is in the process of identifying additional independent directors to serve on the board of the combined company. If VIA is unable to identify independent directors who are willing to serve on the combined company’s board prior to consummation of the merger, the combined company will not meet the independence requirements and its common stock will not be approved for listing. Even if the combined company meets the stated quantitative and qualitative criteria for listing on the NASDAQ Capital Market, NASDAQ may choose to exercise its discretion and may not approve the combined company’s initial listing application, or may change the quantitative or qualitative listing criteria at any time. If the combined company is unable to obtain a new listing on the NASDAQ Capital Market, the combined company may seek to have its stock quoted on the NASD’s OTC Bulletin Board, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Capital Market, or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Quotes for stocks included on the OTC Bulletin Board/pink sheets are not as widely listed in the financial sections of newspapers as are those for the NASDAQ Capital Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the combined company’s common stock may be unable to resell their securities at any price.

If the combined company is forced to move trading of its common stock to the NASD’s OTC Bulletin Board, the combined company’s common stock will be a “penny stock” under Rule 3a51-1 under the Securities Exchange Act of 1934, or the Exchange Act. Compliance with the penny stock requirements would make it more difficult for you to resell your shares to third parties or to dispose of them in the public market or otherwise.

Securities broker-dealers would not be permitted to recommend the combined company’s common stock and would only be permitted to trade in it on an unsolicited basis. Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•

reasonably determine, based on that information, that transactions in penny stock are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made this determination; and

•	receive a signed and dated copy of this statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

If the combined company’s common stock is not approved for listing on the NASDAQ Capital Market, the price of the combined company’s common stock may decline and the liquidity of the common stock may be significantly reduced. In addition, failure to maintain a NASDAQ Capital Market listing may negatively affect the combined company’s ability to obtain necessary additional equity or debt financing on favorable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (incorporated by reference from our Form 8-K filed February 7, 2007).

10.2	Voting Agreement, dated February 7, 2007, by and among Corautus Genetics Inc. and the persons named therein (incorporated by reference from our Form 8-K filed February 7, 2007).

31.1	Section 302 Certifications of Richard E. Otto, Chief Executive Officer, and Jack W. Callicutt, Chief Financial Officer.

32.1	Section 906 Certifications of Richard E. Otto, Chief Executive Officer, and Jack W. Callicutt, Chief Financial Officer.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

CORAUTUS GENETICS INC.
a Delaware corporation

/s/ Jack W. Callicutt
Jack W. Callicutt
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)