Form 10-Q
period 2007-06-30
VIA Pharmaceuticals, Inc.
filed 2007-08-14
CIK 1003929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27264

VIA Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0687976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Battery Street, Suite 330

San Francisco, CA 94111

(Address of principal executive offices)

(415) 283-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, there were 11,315,468 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

		Page No.
PART I. – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	1
	Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006, and for the Period from June 14, 2004 (date of inception) to June 30, 2007	2
	Unaudited Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2006, and for the Period from June 14, 2004 (date of inception) to June 30, 2007	3
	Notes to the Unaudited Interim Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Controls and Procedures	29

PART II. – OTHER INFORMATION		29
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 6.	Exhibits	47

SIGNATURE		50

EXHIBITS		51

i

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

VIA PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED BALANCE SHEETS

	JUNE 30, 2007	DECEMBER 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,185,425	$3,337,360
Prepaids and other current assets	678,771	111,107

Total current assets	12,864,196	3,448,467
Property and equipment—net	291,158	182,309
Other non-current assets	93,051	95,644

Total	$13,248,405	$3,726,420

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$542,392	$150,384
Accrued expenses and other liabilities	2,301,908	1,161,307
Accrued merger transaction costs	3,865,185	—
Interest payable	—	279,111
Capital lease obligation—current portion	2,920	2,696
Short term convertible notes payable	—	8,000,000

Total current liabilities	6,712,405	9,593,498
Capital lease obligation—net of current portion	533	2,051
Deferred rent	4,776	4,776

Total liabilities	6,717,714	9,600,325

Commitments and contingencies

Shareholders' equity (deficit):
Common stock—$0.001 par value—200,000,000 and 55,758,150 shares authorized at June 30, 2007 and December 31, 2006, respectively; 9,430,343 and 445,043 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	9,430	1,197
Preferred stock Series A, $0.001 par value—5,000,000 and 18,586,050 shares authorized at June 30, 2007 and December 31, 2006, respectively; 0 and 3,234,900 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	—	8,703
Convertible preferred stock Series C, $0.001 par value—17,000 and 0 shares authorized at June 30, 2007 and December 31, 2006, respectively; 2,000 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; liquidation preference of $2,000,000	2	—
Additional paid-in-capital	37,329,788	12,619,644
Treasury stock, 2,014 and 0 shares at June 30, 2007 and December 31, 2006, respectively.	(10,276)	—
Accumulated other comprehensive income	18,600	12,582
Deficit accumulated in the development stage	(30,816,853)	(18,516,031)

Total shareholders' equity (deficit)	6,530,691	(5,873,905)

Total	$13,248,405	$3,726,420

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED		PERIOD FROM JUNE 14, 2004 (DATE OF INCEPTION) TO
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	1,871,665	1,491,796	5,061,327	2,849,151	17,440,527
General and administration	1,969,229	686,062	3,460,708	1,239,028	8,794,087
Merger transaction costs	2,231,507	-	3,824,090	-	3,824,090

Total operating costs and expenses	6,072,401	2,177,858	12,346,125	4,088,179	30,058,704

Operating loss	(6,072,401)	(2,177,858)	(12,346,125)	(4,088,179)	(30,058,704)

Other income (expense):
Interest income	64,298	22,434	113,383	32,360	250,181
Interest expense	(4,453)	(44,667)	(59,744)	(263,350)	(998,615)
Other (expense) income-net	(2,478)	—	(8,336)	—	(9,715)

Total other income (expense)	57,367	(22,233)	45,303	(230,990)	(758,149)

Net Loss	$(6,015,034)	$(2,200,091)	$(12,300,822)	$(4,319,169)	$(30,816,853)

Loss per share of common stock—basic and diluted	$(1.99)	$(5.02)	$(7.03)	$(10.00)

Weighted average shares outstanding—basic and diluted	3,017,186	438,073	1,749,728	431,969

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED		PERIOD FROM JUNE 14, 2004 (DATE OF INCEPTION) to
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007
OPERATING ACTIVITIES:
Net loss	$(12,300,822)	$(4,319,169)	$(30,816,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,374	24,396	114,682
Change in unrealized gain on foreign currency hedge	6,018	107	18,600
Stock compensation expense	530,005	51,260	972,326
Deferred rent	—	—	4,776
Changes in assets and liabilities:
Prepaids and other assets	(565,396)	(24,021)	(773,530)
Accounts payable	382,359	(79,742)	532,743
Accrued expenses and other liabilities	1,140,602	(763,268)	2,401,909
Accrued merger transaction costs	3,865,185	—	3,865,185
Interest payable	55,111	263,350	992,722

Net cash used in operating activities	(6,840,564)	(4,847,087)	(22,687,440)

INVESTING ACTIVITIES:
Purchase of property and equipment	(145,251)	(81,499)	(381,512)
Cash provided in the merger	11,147,160	—	11,147,160
Capitalized merger transaction costs	(350,069)	—	(350,069)

Net cash provided by (used in) investing activities	10,651,840	(81,499)	10,415,579

FINANCING ACTIVITIES:
Proceeds from convertible promissary notes	5,000,000	6,200,000	24,425,000
Capital lease payments	(1,295)	(1,303)	(8,521)
Issuance of common stock	—	—	1,000
Exercise of stock options for the issuance of common stock	42,323	490	44,046
Repurchase and retirement of common stock	(4,239)	—	(4,239)

Net cash provided by financing activities	5,036,789	6,199,187	24,457,286

INCREASE IN CASH AND CASH EQUIVALENTS	8,848,065	1,270,601	12,185,425

CASH AND CASH EQUIVALENTS—Beginning of period	3,337,360	442,867	—

CASH AND CASH EQUIVALENTS—End of period	$12,185,425	$1,713,468	$12,185,425

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Interest on convertible debt converted to notes payable	$334,222	$366,588

Conversion of notes to preferred stock Series A	$13,334,222	$12,183,500

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus.

Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation (the “Company”). Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. See Note 4.

As a result of the Merger, immediately following the Merger former privately-held VIA Pharmaceuticals, Inc. stockholders owned 77.78% of the voting stock of Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As such, privately-held VIA Pharmaceuticals, Inc. is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, unless otherwise noted, all pre-Merger financial information is that of privately-held VIA Pharmaceuticals, Inc. and all post-Merger financial information is that of the Company and its wholly-owned subsidiaries: VIA Pharma UK Limited and Vascular Genetics Inc. The Company has retroactively restated the authorized, issued and outstanding shares of common and preferred stock to reflect a 1 for 15 reverse stock split, which was approved by the Corautus Board of Directors on June 4, 2007.

Unless otherwise specified, as used throughout these interim condensed financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these interim condensed financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below.

The unaudited interim condensed financial statements and related disclosures have been prepared with the presumption that users of the interim condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 as included in Exhibit 99.1 attached to the Current Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission (“SEC”) on June 27, 2007.

2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization— The Company is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small-molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Through June 30, 2007, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.

On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) through June 30, 2007.

As described in Note 1, on June 5, 2007, Corautus completed the Merger. Following the effectiveness of the Merger, the Parent-Subsidiary Merger was effected, immediately following which, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. See Notes 1 and 4.

Significant Risks and Uncertainty—As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of June 30, 2007, the Company had accumulated net deficit of $30,816,853.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Merger with Corautus that was consummated on June 5, 2007 provided an influx of cash of approximately $11.1 million to cover existing obligations and provide operating cash flows. See Note 4. As described in Note 10, the Company entered into a securities purchase agreement that provides for issuance of common stock generating gross proceeds of $25.0 million. There can be no assurance that the additional cash from the Merger and the Private Placement, as defined in Note 10, will be sufficient to fund future operations or cash needs of the Company.

As such, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates— In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments, consisting of a normal and recurring nature, necessary for the fair presentation of the interim condensed financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any subsequent interim period.

The preparation of interim condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the interim condensed financial statements reported therein. The Company’s significant accounting estimates include pre-clinical and clinical trial accruals, estimated lives of property and equipment, and intangible assets, and the realization of deferred assets including the potential need for a valuation allowance against deferred tax assets. Actual results could differ from those estimates. A change in facts or circumstances surrounding these estimates could result in a change to estimates and impact future operating results.

Research and Development Expenses—Research and development (“R&D”) are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”), licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase I and Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

The Company accrues costs for clinical trial activities performed by CRO’s and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could record significant R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses.

Accounting For Uncertainty in Income Taxes—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of June 30, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

Earnings (Loss) Per Share of Common Stock—Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period.

The following table presents the calculation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(6,015,034)	$(2,200,091)	$(12,300,822)	$(4,319,169)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	3,266,131	438,073	3,266,131	431,969
Less: Weighted-average shares of common stock subject to repurchase	(248,945)	—	(1,516,403)	—

Weighted-average shares used in computing basic net loss per share	3,017,186	438,073	1,749,728	431,969
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	3,017,186	438,073	1,749,728	431,969

Basic net loss per share	$(1.99)	$(5.02)	$(7.03)	$(10.00)

Diluted net loss per share	$(1.99)	$(5.02)	$(7.03)	$(10.00)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three month and six month periods ended June 30, 2007 and 2006 because their inclusion would be anti-dilutive:

	Three and six months ended
	June 30, 2007	June 30, 2006
Convertible preferred stock and options:
Shares of common stock subject to outstanding options	776,306	270,610
Shares of common stock subject to conversion from Series A preferred stock	—	3,234,901

Total shares of common stock equivalents	776,306	3,505,511

As described in Note 8, the number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C preferred stock becomes convertible, June 13, 2010.

Comprehensive Income (Loss)—Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the three months and six months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net loss	$(6,015,034)	$(2,200,091)	$(12,300,822)	$(4,319,169)
Unrealized gains from foreign currency hedges	18,600	—	18,600	—

Total comprehensive loss	$(5,996,434)	$(2,200,091)	$(12,282,222)	$(4,319,169)

Derivative Instruments—From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the condensed balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.

The Company recorded a net gain of $31 and $853 for the three and six months ended June 30, 2007 and a net gain of $471 for the period from June 14, 2004 (inception) to June 30, 2007, respectively. No hedging activity occurred on or before June 30, 2006. The net gains are included in other income (expense) in the condensed statement of operations. Net unrealized gains remaining in other accumulated comprehensive income (loss) was $18,600 and $12,582 at June 30, 2007 and December 31, 2006, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were outstanding at June 30, 2007 and December 31, 2006.

New Accounting Pronouncements—In September 2006, SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), was issued which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect that its adoption will have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect that its adoption will have a material impact on the Company’s financial position, results of operations, or cash flows.

4. MERGER WITH CORAUTUS

As described more fully in Note 1, on June 5, 2007, Corautus completed the Merger. Following the effectiveness of the Merger, the Parent-Subsidiary Merger was effected, immediately following which, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger.

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Corautus is treated as the acquired company for financial reporting purposes. On June 5, 2007, Corautus had approximately $11.1 million of cash. Under the terms of the Merger Agreement, the former stockholders of privately-held VIA Pharmaceuticals, Inc. retained control of the Company and, as of the closing of the Merger, the former holders of privately-held VIA Pharmaceuticals, Inc. equity securities held 77.78% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Corautus. The net assets of Corautus were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger. Following is the allocation of the purchase price to the net assets of Corautus based on fair values:

Cash	$11,147,160
Accrued expenses	(286,408)
Merger transaction costs expensed	3,824,090

Total purchase price	$14,684,842

Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired and this amount was expensed in results of operations in the six months ended June 30, 2007.

5. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which replaced SFAS 123, “Accounting for Stock-Based

Compensation” (“SFAS 123R”) which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are now being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the value of the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through completion of the Merger, and related stock-based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represents the best estimate of market value to use in measuring compensation expense in accordance with APB 25.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company estimates volatility of the common stock by using an average of selected peer group volatility. The Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.

The Company determined that an estimated forfeiture rate of five percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value. The Company’s limited historical information precludes us from using actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.

The assumptions used to value option grants for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected life from grant date	5.00-6.08	6.08	5.00-6.08	5.77-6.08
Expected volatility	74%	75%	68%-74%	72%-75%
Risk free interest rate	5.03%	4.64%	5.03%	4.64%
Dividend yield	—	—	—	—

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the three months and six months ended June 30, 2007 and 2006 and for the period from June 14, 2004 (date of inception) to June 30, 2007, which was included in the condensed statements of operations in the following captions:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Research and development expense	$91,051	$17,806	$182,255	$30,747	$430,221
General and administrative expense	191,133	20,111	347,751	20,619	534,727

Total	$282,184	$37,917	$530,006	$51,366	$964,948

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $1.7 million in compensation expense over a weighted average remaining period of 3.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

6. RESEARCH AND DEVELOPMENT

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months and six months ended June 30, 2007 and 2006, and for the period from inception (June 14, 2004) through June 30, 2007:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Externally generated research and development expense	$1,167,033	$969,979	$3,802,197	$1,994,506	$13,089,897
Internally generated research and development expense	704,632	521,817	1,259,130	854,645	4,350,630

Total	$1,871,665	$1,491,796	$5,061,327	$2,849,151	$17,440,527

Externally generated research and development expenses consist primarily of the following:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Externally generated research and development expense:
In-licensing expenses	$—	$—	$1,635,000	$10,000	$4,645,000
Clinical Research Organization expenses	458,396	482,179	873,893	482,179	2,082,879
Consulting expenses	266,465	370,002	505,439	928,359	3,380,490
Other	442,172	117,798	787,865	573,968	2,981,528

Total	$1,167,033	$969,979	$3,802,197	$1,994,506	$13,089,897

Internally generated research and development expenses consist primarily of the following:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Internally generated research and development expense:
Payroll and payroll related expenses	$504,473	$321,368	$848,683	$545,443	$2,922,331
Stock-based compensation	91,051	17,806	182,255	30,747	430,221
Travel and entertainment expenses	30,734	113,688	80,165	155,563	499,704
Other	78,374	68,955	148,027	122,892	498,374

Total	$704,632	$521,817	$1,259,130	$854,645	$4,350,630

7. FINANCING ARRANGEMENTS

On April 24, 2006, the Company issued a short-term 8% convertible promissory note for $3,000,000 to a primary investor. On September 18, 2006, the Company amended the note to increase the aggregate principal amount outstanding thereunder from $3,000,000 to up to $13,000,000. Concurrently, the holder of the note loaned the Company an additional $5,000,000, which together with the existing $3,000,000 principal loan amount, represented an aggregate principal loan amount of $8,000,000 to the Company at December 31, 2006. The note was secured by the assets of the Company, provided for conversion of the notes based on contingent future financings and allowed for optional conversion by the note holder at a mutually agreed upon price at time of conversion.

On February 7, 2007, the Company received $5,000,000 in additional borrowings under the note. Immediately following, the Company converted the previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of Series A Preferred Stock.

The Company evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the unaudited interim condensed statements of operations.

8. EQUITY

On June 5, 2007, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock from 55,758,150 shares to 200,000,000 shares, and to decrease the number of authorized shares of preferred stock from 18,586,050 shares of preferred stock to 5,000,000. Significant components of the Company’s stock are as follows:

Common Stock—The Company’s authorized common stock was 200,000,000 shares at June 30, 2007 and 55,758,150 shares at December 31, 2006. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2007 and December 31, 2006, the Company had reserved the following shares of common stock for issuance:

(in shares)	June 30, 2007	December 31, 2006
Convertible preferred stock and convertible notes	—	18,586,050
2002 Stock Plan—outstanding and available to grant	407,920	387,920
2004 Stock Plan—outstanding and available to grant	848,539	1,134,775
Common stock warrants	77,934	—

Total	1,334,393	20,108,745

Preferred Stock—The Company’s authorized preferred stock was 5,000,000 shares at June 30, 2007 and 18,586,050 shares at December 31, 2006. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The preferred stock was converted to common stock upon the completion of the Merger.

There were 2,000 shares of Series C Preferred Stock issued and outstanding as of June 30, 2007 and December 31, 2006, respectively. Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share Fair Market Value of the Company’s common stock multiplied by (b) the number of shares of Series C Preferred converted.

Stock Option Plan— In November 2002, the Corautus Board of Directors adopted the 2002 Stock Plan, which was approved by Corautus stockholders in February 2003 and was amended by Corautus stockholder approval in May 2004. Under the 2002 Stock Plan, the Board of Directors or a committee has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board of Directors or a committee. The 2002 Stock Plan, as amended in May 2004, reserved an additional 233,333 shares for issuance under the 2002 Stock Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 20,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from one to two years and expire ten years from date of grant or three months after termination of employment or service, if sooner. Under the Corautus stock plans, the Company had 60,774 and 26,624 shares available for future grant as of June 30, 2007 and December 31, 2006, respectively.

A summary of option activity for the six month period ended June 30, 2007 under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding—December 31, 2006	361,291	$46.05

Granted	—	—
Exercised	—	—
Canceled and expired	(14,195)	$52.27

Outstanding—June 30, 2007	347,096	$45.08

The following table summarizes information concerning outstanding and exercisable Corautus options at June 30, 2007:

	Options Outstanding			Options Vested			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable or Expected to Vest	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.25-$12.75	111,784	9.37	$12.39	111,784	9.37	$12.39	111,784	$9.37
$19.50	84,701	6.33	$19.50	84,701	6.33	$19.50	84,701	$6.33
$33.60-$44.10	3,210	6.22	$42.26	3,210	6.22	$42.26	3,210	$6.22
$59.70-$72.45	31,675	7.45	$65.68	31,675	7.45	$65.68	31,675	$7.45
$75.15-$113.40	112,683	7.32	$81.65	112,683	7.32	$81.65	112,683	$7.32
$215.25-$1,023.75	3,043	4.61	$391.95	3,043	4.61	$391.95	3,043	$4.61

	347,096	7.72	$45.08	347,096	7.72	$45.08	347,096	$7.72

In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan (the “Plan”). Under the Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Board authorized an increase of 743,442 shares to the Plan for a total of 1,170,921 authorized shares available for grant from the Plan. The Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to four year vesting (twenty-five percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 419,371 and 482,633 shares available for future grants as of June 30, 2007 and December 31, 2006, respectively.

A summary of option activity for the six month period ended June 30, 2007 under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding—December 31, 2006	652,124	$0.09

Granted	94,412	$3.44
Exercised	(317,368)	0.14
Canceled	—	—

Outstanding—June 30, 2007	429,168	$0.80

A total of 241,108 shares of options were exercised before the shares were vested of which 212,362 shares remain unvested as of June 30, 2007.

The following table summarizes information concerning outstanding and exercisable options outstanding at June 30, 2007:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable or Expected to Vest	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	267,203	7.94	$0.03	263,350	7.94	$0.03	190,146	$0.03
$0.14	102,493	9.30	$0.14	99,834	9.30	$0.14	49,064	$0.05
$5.10	22,300	9.93	$5.10	22,300	9.93	$5.10	22,300	$5.10
$5.55	37,172	9.93	$5.55	35,313	9.93	$5.55	37,172	$5.55

	429,168	8.54	$0.80	420,798	8.54	$0.80	298,682	$1.11

The weighted average fair value of options granted was $4.43 per share during the six month period ended June 30, 2007. There were no stock option grants awarded in the six months ended June 30, 2006. The total intrinsic value of stock options exercised for the six months ended June 30, 2007 and June 30, 2006 was $1,825,722 and $1,903, respectively. The estimated fair value of shares vested during the six months ended June 30, 2007 and 2006 was $461,781 and $960, respectively.

In connection with the Merger described more fully in Note 1 and Note 4, the Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. Outstanding warrants to purchase approximately 77,934 shares of common stock at exercise prices of $15.00—$125.63 will expire in 1 – 6 years.

9. INCOME TAXES

At December 31, 2006, the Company had U.S. net operating loss carry forwards of approximately $11.3 million. As of June 30, 2007, approximately $6.7 million of the net operating loss carry forward may be subject to annual limitations as a result of IRC Section 382 ownership changes, which may have occurred on March 31, 2006. Additionally, Federal Research and Development Credits of approximately $240,000 generated in 2004, 2005 and for the three months ended March 31, 2006 may be lost due to the annual limitations as a result of possible IRC Section 382 ownership changes.

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2007, in connection with a securities purchase agreement dated June 29, 2007, the Company issued 10,288,065 shares of common stock in connection with a private investment in public equities of $25.0 million (“Private Placement”). Under the terms of the agreement the first closing of 1,885,125 shares occurred July 2, 2007 and the second closing of 8,402,940 shares occurred August 8, 2007, after obtaining approval from shareholders holding a majority in voting power of the Company’s then outstanding common stock. The agreement requires that the Company register shares issued pursuant to the financing within 60 days of the first closing, and have an effective registration statement within 90 days of the first closing, or 120 days in the event of a review by the SEC. If the Company fails to meet these contractual obligations, liquidated damages equal to 1.5% of the purchase price of shares impacted, up to a maximum of 18% of the purchase price of common stock in the aggregate, may be assessed. Direct costs incurred related to the financing of approximately $1.8 million, consisting principally of investment banking and legal fees, will be netted against proceeds in recording the amount of common equity issued in the period ended September 30, 2007. In addition, the closing of this financing triggers a fee owed under the provisions of a previous investment banking agreement, and the Company will pay approximately $150,000 which will be recorded as expense in results of operations in the period ended September 30, 2007.

On July 17, 2007, the Company received a letter requesting indemnification for approximately $1.3 million of legal costs incurred in the defense of certain litigation involving a licensee of Corautus technology who used Corautus product in a clinical trial not sponsored by Corautus. Vascular Genetics Inc., the Company’s wholly-owned subsidiary, also a defendant in the litigation, was dismissed from the litigation in March 2007, after entering into a settlement agreement with plaintiffs. The Company is currently unable to predict the outcome of this claim or to reasonably estimate its potential exposure and has not recorded a liability associated with this contingency. The Company intends to contest this claim and to seek coverage from its insurers to the extent any monetary damages are required to be paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in Part II and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Description of Business

The Company (a development stage company) is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. Specifically, the Company’s approach to the treatment of cardiovascular disease involves targeting inflammation in the blood vessel wall, which is an underlying cause of atherosclerosis and its complications. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events, such as heart attack and stroke. During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 as oral therapies for the treatment of patients undergoing a carotid endarterectomy, or CEA, and patients at risk for acute coronary syndrome, or ACS.

Background

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus.

Following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation (the “Company”). Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. (See Notes 1 and 4 to the Notes to the Unaudited Interim Condensed Financial Statements.)

On June 5, 2007, Corautus had approximately $11.1 million of cash. As a result of the Merger, immediately following the closing of the Merger former privately-held VIA Pharmaceuticals, Inc. stockholders owned 77.78% of the voting stock of Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As such, privately-held VIA Pharmaceuticals, Inc. is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, unless otherwise noted, all pre-Merger financial information is that of privately-held VIA Pharmaceuticals, Inc. and all post-Merger financial information is that of the Company and its wholly-owned subsidiaries: VIA Pharma UK Limited and Vascular Genetics Inc.

Unless otherwise specified, the “Company,” “VIA,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.

In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. For accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Corautus. The net assets of Corautus were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger. Following is the allocation of the purchase price to the net assets of Corautus based on fair values:

Cash	$11,147,160
Accrued expenses	(286,408)
Merger transaction costs expensed	3,824,090

Total purchase price	$14,684,842

Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired and this amount was expensed in results of operations in the six months ended June 30, 2007.

The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of June 30, 2007, the Company’s accumulated deficit was approximately $30.8 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell product candidates.

The Company has not generated any revenues to date, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until it is able to commercialize product candidates or execute a collaboration agreement. The Company cannot estimate the actual amounts necessary to successfully complete the successful development and commercialization of its product candidates or whether, or when, it may achieve profitability.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Merger with Corautus that was consummated on June 5, 2007 provided an influx of cash of approximately $11.1 million to cover existing obligations and provide operating cash flows. See Note 4 in the Notes to the Unaudited Interim Condensed Financial Statements. As described more fully in Note 10 in the Notes to the Unaudited Interim Condensed Financial Statements, the Company entered into a securities purchase agreement that provides for issuance of common stock generating gross proceeds of $25.0 million. As a result, the Company believes that its cash and cash equivalents as of June 30, 2007, after completion of the Merger and sale of securities, will provide sufficient funds to enable it to meet its ongoing working capital requirements for the next twelve months. There can be no assurance that the additional cash from the Merger and the Private Placement, as defined in Note 10 in the Notes to the Unaudited Interim Condensed Financial Statements, will be sufficient to fund future operations or cash needs of the Company.

The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:

•	terminate or delay clinical trials or studies of VIA-2291;

•	terminate or delay the pre-clinical development of one or more of its other pre-clinical candidates;

•	curtail its discovery programs that are designed to identify molecular targets and small molecules for treating cardiovascular disease; and

•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own.

Revenue

The Company has not generated any revenues to date and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expenses

Since inception, the Company has focused on the development of compounds for the treatment of cardiovascular disease. The Company currently has one compound, VIA-2291, in separate phase II clinical trials in North America and Europe.

Research and development (“R&D”) expense represented 41% and 70% of total operating expense for the six months ended June 30, 2007 and 2006, respectively, and 30% and 68% for the three months ended June 30, 2007 and 2006, respectively. R&D expense was 70%, 75%, and 32% of the Company’s total operating expenses for the years ended December 31, 2006 and 2005, for the period from June 14, 2004 (date of inception) to June 30, 2007, respectively. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Compensation of personnel associated with research and development activities, including consultants and clinical research organizations (“CROs”);

•	In-licensing fees;

•	Laboratory supplies and materials;

•	Costs associated with the manufacture of product candidates for pre-clinical testing and clinical studies;

•	Pre-clinical costs, including toxicology and carcinogenicity studies;

•	Fees paid to professional service providers for independent monitoring and analysis of the Company’s clinical trials;

•	Depreciation and equipment; and

•	Allocated costs of facilities and infrastructure.

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months and six months ended June 30, 2007 and 2006, and for the period from June 14, 2004 (date of inception) through June 30, 2007:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Externally generated research and development expense	$1,167,033	$969,979	$3,802,197	$1,994,506	$13,089,897
Internally generated research and development expense	704,632	521,817	1,259,130	854,645	4,350,630

Total	$1,871,665	$1,491,796	$5,061,327	$2,849,151	$17,440,527

Externally generated research and development expenses consist primarily of the following:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Externally generated research and development expense:
In-licensing expenses	$—	$—	$1,635,000	$10,000	$4,645,000
CRO expenses	458,396	482,179	873,893	482,179	2,082,879
Consulting expenses	266,465	370,002	505,439	928,359	3,380,490
Other	442,172	117,798	787,865	573,968	2,981,528

Total	$1,167,033	$969,979	$3,802,197	$1,994,506	$13,089,897

Internally generated research and development expenses consist primarily of the following:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Internally generated research and development expense:
Payroll and payroll related	$504,473	$321,368	$848,683	$545,443	$2,922,331
Stock-based compensation	91,051	17,806	182,255	30,747	430,221
Travel and entertainment	30,734	113,688	80,165	155,563	499,704
Other	78,374	68,955	148,027	122,892	498,374

Total	$704,632	$521,817	$1,259,130	$854,645	$4,350,630

Because of the risks inherent in research and development, the Company cannot reasonably estimate or fully know the nature, timing and estimated costs of the efforts necessary to complete the development of its programs, the anticipated completion dates of these programs, or the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates. Any failure by the Company or one of its partners to complete any stage of the development of any potential products in a timely manner could have a materially adverse effect on the Company’s operations, financial position and liquidity.

The Company does not segregate research and development costs by project because our research is focused exclusively on vascular inflammation in the blood vessel wall, as a unitary field of study. Although the Company has a mixture of pre-clinical and clinical research and development, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

The Company expects that research and development expenses will continue to increase in the foreseeable future as we add personnel, expand our pre-clinical research, expand clinical trial activities, and continue our regulatory discussions with the U.S. Food and Drug Administration (“FDA”). The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s pre-clinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. We have two phase II clinical trials which began in 2006 which will increase the rate of spending in future periods.

In March 2005, the Company entered into an exclusive, worldwide license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis, or the Stanford Platform. The Company’s Chief Scientific Officer and one of its founders, Thomas Quertermous, M.D., developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allows the Company to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provides a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. The Stanford License permits the Company to utilize the various components of the Stanford Platform to evaluate established pharmaceutical compounds, study relevant observations from cardiovascular-related literature and profile compounds it has targeted for acquisition or licensing. The Company’s ability to utilize the Stanford Platform provides it with useful insight into the molecular pathways most relevant to the disease process. In addition, it enables the Company to determine the potential utility of compounds for the treatment of vascular inflammation in humans.

In 2005, the Company identified 5-Lipoxygenase (“5LO”), as a key target of interest for treating atherosclerosis. 5LO is a key enzyme in the biosynthesis of leukotrienes, which are important mediators of inflammation and involved in the development and progression of atherosclerosis. In addition, cardiovascular-related literature has also identified 5LO as a key target of interest for treating atherosclerosis and preventing heart attack and stroke. Following such identification, the Company identified a number of late-stage 5LO inhibitors that had been in clinical trials conducted by large biotechnology and pharmaceutical companies primarily for non-cardiovascular indications, including ABT-761, a compound developed by Abbott Laboratories (“Abbott”) for use in treatment of asthma. Abbott abandoned its ABT-761 clinical program in 1996 after the FDA approved a similar Abbott compound for use in asthma patients. Abbott made no further developments to ABT-761 from 1996 to 2005. In August 2005, the Company entered into an exclusive, worldwide license agreement (the “Abbott License”) with Abbott to develop and commercialize ABT-761 for any indication. The Company subsequently renamed the compound VIA-2291. In March 2006, the Company submitted an investigational new drug (“IND”) application for VIA-2291 (the “VIA-2291 IND”), under its name with the FDA and in 2006, began two Phase II proof-of-concept studies of VIA-2291.

VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an IND application with the FDA outlining its Phase II clinical program which consists of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company will evaluate and determine VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. Based on scientific literature, the Company anticipates that reduced vascular inflammation will result in decreased major adverse cardiac events (“MACE”). The ability of VIA-2291 to reduce MACE will ultimately be assessed in the Company’s Phase III clinical trials.

In January 2007, the Company expanded its product pipeline with the acquisition of certain patent applications, know-how and related assets (including, compounds and quantities of physical materials and reagents) related to a library of over 2,000 phosphodiesterase (“PDE”) inhibitor small molecule compounds (the “Neuro3D Compounds”) from Neuro3D, S.A., a French corporation (“Neuro3D”). The Company believes that inhibitors of certain classes of PDEs, in particular PDE4, may be novel compounds for the treatment of inflammation related to atherosclerosis. The Company has initiated pre-clinical testing of certain Neuro3D Compounds following standard industry evaluation of parameters, such as target specificity, animal safety and bioavailability.

To further expand its product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional pre-clinical or clinical compounds that it believes may be of interest in treating inflammation related to atherosclerosis. In September 2006, the Company entered into a collaboration agreement with University of Liverpool for the purpose of identifying novel targets for the treatment of vascular inflammation (the “Liverpool Agreement”). The Liverpool Agreement provides the Company with certain rights to intellectual property generated during the collaboration and access to information on novel targets identified.

General and Administrative

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Following the Merger, the Company anticipates increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act of 2002. These increases also will likely include the hiring of additional personnel.

Interest Income, Interest Expense and Other Expenses

Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured convertible notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2007 and 2006 together with the change in such items in dollars and as a percentage:

	For the three months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Revenue	—	—	—	—
Research and development expense	$1,871,665	$1,491,796	$379,869	25%
General and administrative expense	$1,969,229	$686,062	$1,283,167	187%
Merger transaction costs	$2,231,507	$—	$2,231,507	—
Interest income	$64,298	$22,434	$41,864	187%
Interest expense	$4,453	$44,667	$(40,214)	(90)%
Other expense	$2,478	$—	$2,478	—

Revenue. The Company did not generate any revenues in the three months ended June 30, 2007 and 2006, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense. Research and development expense increased 25% or approximately $400,000 from $1.5 million for the three months ended June 30, 2006 to $1.9 million for the three months ended June 30, 2007. The $400,000 increase was primarily attributable to an increase of approximately $200,000 in payroll and payroll related compensation expense from $300,000 in 2006 to $500,000 in 2007, an increase of $200,000 in clinical trial investigator expenses from none in 2006 to $200,000 in 2007, and an increase of $100,000 in research lab data analysis expenses from none in 2006 to $100,000 in 2007, net of a decrease of $100,000 in consulting expenses from $400,000 in 2006 to $300,000 in 2007. The payroll and related increase of $200,000 resulted from an increase of three R&D employees from six in 2006 to nine in 2007. The additional headcount replaced certain consultants resulting in the $100,000 decrease in consulting expense. The headcount was increased to manage and support the two VIA-2291 clinical trials which began in the second half of 2006. The increase in clinical trial investigator expenses of $200,000 and the increase of $100,000 in lab data analysis expenses also resulted from the ongoing VIA-2291 Phase II clinical trials.

General and Administrative Expense. General and administrative expense increased 187% or approximately $1.3 million from $700,000 for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007. The $1.3 million increase was primarily attributable to an increase of approximately $900,000 in payroll and payroll related compensation expense, $200,000 for stock-based compensation expense, and $200,000 for other expenses. The payroll and related increase of $900,000 was attributable primarily to an increase of four employees from five in 2006 to nine in 2007 and related recruiting and relocation costs. The increase of $200,000 in stock-based compensation expense was attributable to a significant increase in the number of stock option shares granted subsequent to June 30, 2006.

Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger (see Notes 1 and 4 to the Notes to the Unaudited Interim Condensed Financial Statements). The purchase price of the Merger was $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in accounts payable, accrued expenses and other liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired and this amount was expensed in results of operations in the six months ended June 30, 2007. In the three months ended June 30, 2007, approximately $2.2 million of these costs were incurred and expensed in results of operations.

Interest Income. Interest income increased 187% or approximately $42,000 from $22,000 in the three months ended June 30, 2006 to $64,000 in the three months ended June 30, 2007. The increase was primarily attributable to higher average cash and cash equivalents balances in the three months ended June 30, 2007. The higher cash and cash equivalent balances in the three months ended June 30, 2007 resulted from the $11.1 million in cash received in the Merger on June 5, 2007.

Interest Expense. Interest expense decreased 90% or approximately $40,000 from $45,000 in the three months ended June 30, 2006 to $4,000 in the three months ended June 30, 2007. The decrease was primarily attributable to a decrease of approximately $2.2 million in the average loan balance from approximately $2.2 million in the three months ended June 30, 2006 to $0 in the three months ended June 30, 2007.

Other Expense. Other expense increased approximately $2,000 from $0 in the three months ended June 30, 2006 to $2,000 in the three months ended June 30, 2007. The increase was attributable to an increase of approximately $3,000 in unrealized foreign exchange losses related to outstanding CRO liabilities denominated in euros, net of $1,000 in unrealized foreign exchange gains related to a bank account denominated in a euros.

Comparison of the six months ended June 30, 2007 and 2006

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2007 and 2006 together with the change in such items in dollars and as a percentage:

	For the six months ended		$ Change	% Change
	June 30, 2007	June 30, 2006
Revenue	—	—	—	—
Research and development expense	$5,061,327	$2,849,151	$2,212,176	78%
General and administrative expense	$3,460,708	$1,239,028	$2,221,680	179%
Merger transaction costs	$3,824,090	$—	$3,824,090	—
Interest income	$113,383	$32,360	$81,023	250%
Interest expense	$59,744	$263,350	$(203,606)	(77)%
Other expense	$8,336	$—	$8,336	—

Revenue. The Company did not generate any revenues in the six months ended June 30, 2007 and 2006, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense. Research and development expense increased 78% or approximately $2.2 million from $2.8 million for the six months ended June 30, 2006 to $5.0 million for the six months ended June 30, 2007. The $2.2 million increase was primarily attributable to an increase of approximately $300,000 in payroll and payroll related compensation expense from $500,000 in the six months ended June 30, 2006 to $800,000 in the six months ended June 30, 2007; an increase of $1.6 million in in-licensing expenses from $0 in the six months ended June 30, 2006 to $1.6 million in the six months ended June 30, 2007, an increase of $400,000 in clinical trial CRO expenses from $500,000 in the six months ended June 30, 2006 to $900,000 in the six months ended June 30, 2007, and increase of $300,000 in clinical trial investigator expenses from $0 in the six months ended June 30, 2007 to $300,000 in the six months ended June 30, 2007. These increases were offset by a decrease of $400,000 in consulting expenses from $900,000 in the six months ended June 30, 2006 to $500,000 in the six months ended June 30, 2007. The payroll and related increase of $300,000 resulted from an increase of three R&D employees from six in the six months ended June 30, 2006 to nine in the six months ended June 30, 2007. The additional headcount replaced certain consultants resulting in the $400,000 decrease in consulting expense. The headcount increase was related to increased activities of the two VIA-2291 clinical trials which began in the second half of 2006 and increased R&D collaboration efforts. The increase in clinical trial CRO expenses of $400,000 and investigator expenses of $300,000 also resulted from the ongoing VIA-2291 Phase II clinical trials.

General and Administrative Expense. General and administrative expense increased 179% or approximately $2.2 million from $1.2 million for the six months ended June 30, 2006 to $3.4 million for the six months ended June 30, 2007. The $2.3 million increase was primarily attributable to an increase of approximately $1.2 million in payroll and payroll related compensation expense from $600,000 in the six months ended June 30, 2006 to $1.8 million in the six months ended June 30, 2007; an increase of approximately $300,000 for stock-based compensation expense from $0 in the six months ended June 30, 2006 to $300,000 in the six months ended June 30, 2007, an increase of approximately $500,000 for corporate expenses from $200,000 in the six months ended June 30, 2006 to $700,000 in the six months ended June 30, 2007; and an increase of $200,000 in other expenses, including a $100,000 increase in travel and entertainment expenses and a $100,000 increase in consulting expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007. The payroll and related increase of $1.2 million was attributable primarily to an increase of four employees from five in the six months ended June 30, 2006 to nine in the six months ended June 30, 2007 and related recruiting and relocation costs. The increase of $400,000 in stock-based compensation expense was attributable to a significant increase in the number of outstanding stock option shares granted subsequent to June 30, 2006. The increase of $500,000 in corporate expenses consists primarily of a $300,000 increase in audit fees from $0 in the six months ended June 30, 2006 to $300,000 in the six months ended June 30, 2007; and a $200,000 increase in public company expenses from $0 in the six months ended June 30, 2006 to $200,000 in the six months ended June 30, 2007. The increase in corporate expenses was attributable primarily to the work performed to successfully merge with Corautus, a publicly traded company, and expanded legal patent work in the six months ended June 30, 2007 and preparing to transition into a public company.

Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger (see Notes 1 and 4 to the Notes to the Unaudited Interim Condensed Financial Statements). The purchase price of the Merger was $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities.

Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired and this amount was expensed in results of operations in the six months ended June 30, 2007.

Interest Income. Interest income increased 250% or approximately $100,000 from $0 in the six months ended June 30, 2006 to $100,000 in the six months ended June 30, 2007. The increase was primarily attributable to higher average cash and cash equivalents balances in the three months ended June 30, 2007.

Interest Expense. Interest expense decreased 77% or approximately $200,000 from $300,000 in the six months ended June 30, 2006 to $100,000 in the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in the average loan balance of $5.0 million from approximately $6.4 million in the six months ended June 30, 2006 to approximately $1.4 million in the six months ended June 30, 2007.

Other Expense. Other expense increased 100% or approximately $8,000 from $0 in the six months ended June 30, 2006 to $8,000 in the six months ended June 30, 2007. The increase was attributable to an increase of approximately $12,000 in unrealized foreign exchange losses related to outstanding CRO liabilities denominated in euros, net of $4,000 in unrealized foreign exchange gains related to a bank account denominated in euros.

Liquidity and Capital Resources

The Company does not have commercial products from which to generate cash resources. As a result, from inception (June 14, 2004), the Company financed operations primarily through a series of issuances of secured convertible notes, through the generation of interest income on the borrowed funds. The Company has incurred significant losses since its inception and most likely will continue to do so.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Merger with Corautus that was consummated on June 5, 2007 provided an influx of cash of approximately $11.1 million to cover existing obligations and provide operating cash flows. The Company entered into a securities purchase agreement that provided for issuance of common stock generating gross proceeds of $25.0 million. As a result, the Company believes that its cash and cash equivalents as of June 30, 2007, after completion of the Merger and sale of securities, will provide sufficient funds to enable it to meet its ongoing working capital requirements for the next twelve months. There can be no assurance that the additional cash from the Merger and the Private Placement will be sufficient to fund future operations or cash needs of the Company.

The Company received $24.4 million in exchange for the issuance of secured convertible notes through June 30, 2007 to finance operations. All of the notes were converted to preferred stock. Within the six months ended June 30, 2007, on February 2, 2007, $13.0 million of the secured convertible notes and $300,000 of related interest were converted into 3,540,436 shares of Series A Preferred Stock. In the six months ended June 30, 2006, on March 31, 2006, $11.4 million of secured convertible notes and $700,000 of related interest were converted into $3,234,901 shares of Series A Preferred Stock.

At June 30, 2007, the Company had $12.2 million in cash and cash equivalents as compared to $3.3 million as of December 31, 2006. The increase of approximately $8.9 million was primarily attributable to the $11.1 million obtained in the Merger, $5.0 million obtained through the issuance secured convertible notes, and $200,000 obtained in interest income and through the exercise of stock options; net of $7.5 million in expenditures in the six months ended June 30, 2007. The $7.5 million in expenditures consisted primarily of $2.6 million payroll and related expenses, $2.6 million in R&D expenses, $800,000 in consulting expenses, $800,000 in corporate and legal expenses, and $700,000 in travel and entertainment, information technology and facilities expenses.

At June 30, 2006, the Company had $1.7 million in cash and cash equivalents as compared to $400,000 at December 31, 2005. The increase of approximately $1.3 million was primarily due to cash received through the issuance of $6.2 million of secured convertible notes, net of cash expenditures of $4.9 million in the six months ended June 30, 2006. The $4.9 million in expenditures consisted primarily of $900,000 in payroll and payroll related, $1.2 million in consulting fees, $2.2 million in R&D expenses, $200,000 in corporate and legal expenses, and $400,000 in travel and entertainment, information technology and facilities expenses.

The Company used $6.8 million in net cash from operations in the six months ended June 30, 2007, $4.8 million in the six months ended June 30, 2006, and $22.7 million for the period from June 14, 2004 (date of inception) through June 30, 2007. The decrease of approximately $2.0 million from June 30, 2006 to June 30, 2007 in cash flow from operations resulted primarily from a $8.0 million increased six month period loss; net of an increase of $500,000 in stock based compensation expense and a $5.5 million increase in the change in net assets and liabilities for the six months ended June 30, 2007. The $5.5 million increase in net assets and liabilities is attributable primarily from an increase of $3.9 million in liabilities related to Merger costs. The increase of approximately $8.0 million in the net loss was the result of an increase of approximately $2.2 million in R&D expenses as described above, an increase of approximately $2.3 million in general and administrative expenses, and the $3.8 million in Merger costs in the six months ended June 30, 2007 as described above, net of a decrease in net interest of $300,000. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.

The Company obtained $10.7 million in net cash from investing activities in the six months ended June 30, 2007, used $100,000 in the six months ended June 30, 2006, and has obtained $10.4 million for the period from June 14 , 2004 (date of inception) through June 30, 2007. The Company received $11.1 million in net cash from the Merger, net of $400,000 in capitalized Merger costs, and net of $100,000 in capital expenditures in the six months ended June 30, 2007.

Net cash provided from financing activities decreased by $1.2 million from $6.2 million in the six months ended June 30, 2006 to $5.0 million in the six months ended June 30, 2007. The $1.2 million decrease is primarily attributable to the issuance of the Company’s financing activities in these periods consisted primarily of the issuance of $5.0 million in secured convertible notes in the fiscal quarter ended June 30, 2007 compared with the issuance of $6.2 million of secured convertible notes in the six months ended June 30, 2006.

As described more fully in Note 10 to the Notes to the Unaudited Interim Condensed Financial Statements, the Company has entered into a securities purchase agreement that provides for issuance of common stock generating gross proceeds of $25.0 million.

Contractual Obligation and Commitments

The following table describes the Company’s contractual obligations and commitments as of June 30, 2007:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term capital lease obligations (1)	$3,453	$2,920	$533	$—	$—
Operating lease obligations (2)	379,639	182,181	140,863	56,595	—
Stanford license (3)	870,000	25,000	60,000	85,000	700,000
Abbott license (4)	—	—	—	—	—

	$1,253,092	$210,101	$201,396	$141,595	$700,000

(1)	Long-term capital lease of a copier.
(2)	On September 1, 2005, the Company entered into a five-year operating lease for 1,980 square feet of office space for clinical offices in Princeton, New Jersey. On November 1, 2005, the Company entered into a three-year operating lease for 4,776 square feet of office space for the headquarters offices in San Francisco, California. Future minimum lease payments under the operating leases total $203,588, $148,010, $48,510, $48,510, and $32,340 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.
(3)

Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $10,000 in 2006 and 2007 respectively, $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that uses the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of June 30, 2007, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(4)	In August of 2005, the Company entered into an exclusive worldwide license agreement with Abbott Laboratories for the development and commercialization of a patented compound and related technology, formerly known as ABT-761 and subsequently renamed VIA-2291. In exchange, the Company agreed to make certain payments to Abbott including $2.0 million for the grant of the license which was expensed in the year ending December 31, 2005, $1.0 million for the transfer of the licensed technology expensed in the year ending December 31, 2005, and is committed to make payments of various specified amounts upon the achievement of certain development milestones and the achievement of certain worldwide sales milestones. These include $1.0 million upon the first dosing of a patient in a Phase III clinical trial, $3.0 million upon the acceptance of the filing of the first NDA in the US, $2.0 million upon the acceptance of the first filing of an MAA in Europe, $6.0 million upon regulatory approval in the US, and $4.0 million upon first regulatory approval in either the UK, France, Italy, Germany or Spain, and $3.0 million upon the first regulatory approval in Japan. As of December 31, 2006, we are not able to determine with any certainty that these milestones will be attained. Beyond the aforementioned milestones, the Company has also agreed to pay Abbott various sales related milestone payments based upon the volume of future sales. At June 30, 2007, the Company is also not able to determine with any certainty that these milestones will be attained.

The Company also enters into agreements with third parties to manufacture its product candidates, conduct its clinical trials and perform data collection and analysis. The Company’s payment obligations under these agreements depend upon the progress of its development programs. Therefore, the Company is unable at this time to estimate with certainty the future costs to be incurred under the agreements.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet activities.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 3 to the Notes to the Unaudited Interim Condensed Financial Statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, the results which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s management believes the following accounting policies and estimates are most critical to aid in understanding and evaluating the Company’s reported financial results.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience, facts available to date, and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. The estimates are subjected to variability in the future due to external economic factors as well as the timing and cost of future events. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Research and Development Accruals

As part of the process of preparing its financial statements, the Company is required to estimate expenses that the Company believes it has incurred, but has not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on the Company’s behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in its financial statements. Examples of expenses for which the Company accrues include professional services, such as those provided by certain CRO’s and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. The Company makes these estimates based upon progress of activities related to contractual obligations and also information received from vendors.

A substantial portion of our pre-clinical studies and all of the Company’s clinical trials have been performed by third-party CROs and other vendors. For pre-clinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date.

The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may either underestimate or overestimate activity levels associated with various studies or trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level become known. No material adjustments to pre-clinical study and clinical trial expenses have been recognized to date.

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123—revised 2004, or SFAS 123R, Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, or APB, Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. The adoption of SFAS 123R had a material impact on the Company’s financial position, results of operations and cash flows.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company, prior to June 5, 2007, was a privately-held company, and there was therefore no publicly quoted prices for its common stock. For 2004 and 2005 disclosures under FAS 123, the Company’s calculations are based upon valuations obtained from independent, outside valuation specialists engaged to determine the “fair value” of the common stock at the time of option grants. Fair value of the Company’s stock for 2006 option grants and option grants through March 31, 2007, and related stock-based compensation expense, has been determined based upon the February 22, 2007 quoted stock price of Corautus. The Company has taken public shares expected to be issued in connection with the Merger, the anticipated exchange ratio for its shares of common stock and Corautus common stock, and has applied a 10% discount to determine fair value of its common stock for 2006 option grants. The stock-based compensation computed under this methodology is then amortized to expense as the underlying options vest. The Company established a fair value for options granted in the period from April 1, 2007 through June 30, 2007 using the Company’s (Corautus pre-Merger) closing stock price on the date the common stock options were granted.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using an average of a selected peer group volatility in accordance with SAB 107. The Company used peer group calculated volatility as it is a development stage company with limited stock price history from which to forecast stock price volatility. The Company based the risk-free interest rate that it used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has determined that an estimated forfeiture rate of five percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value. The Company’s limited historical information precludes it from using actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The Company recorded stock-based compensation expense associated with stock options during the three months and six months ended June 30, 2007 and 2006 as follows:

	Three months ended		Six months ended		Period from June 14, 2004 (date of inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development expense	$91,051	$17,806	$182,255	$30,747	$430,221
General and administrative expense	191,133	20,111	347,751	20,619	534,727

Total	$282,184	$37,917	$530,006	$51,366	$964,948

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $1.7 million in compensation expense over a weighted average remaining period of 3.0 years. However, no compensation expense will be recognized for any stock awards that do not vest.

Forward-looking statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s ability to obtain necessary financing;

•

the Company’s ability to comply with the registration requirements set forth in the securities purchase agreement with respect to the Private Placement and to timely file and have declared effective a resale registration statement registering the common stock sold pursuant to the securities purchase agreement to avoid payment of liquidated damages;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the CEA and ACS clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals and its ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates; and

•	general economic and business conditions.

All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of these statements in light of new information or future events.

Item 3.	Quantitativ e and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist primarily of cash and cash equivalents. These financial instruments, principally comprised of money market funds, are subject to interest rate risk and will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007 and June 30, 2006, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount. Because of the relatively short maturities of the Company’s investments, the Company does not expect interest rate fluctuations to materially affect the aggregate value of its financial instruments.

Foreign Currency Exchange Rate Risk

Periodically, the Company uses forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These forward foreign exchange contracts, carried at fair value, may have maturities ranging from one to 12 months. Such cash flow exposures result from portions of the Company’s forecasted clinical trial expenses that will be denominated in currencies other than the U.S. dollar, primarily the Euro. As of June 30, 2007, the Company did not have any outstanding forward foreign exchange contracts. The Company enters into these foreign exchange contracts to hedge forecasted clinical service expenses in the normal course of business, and accordingly, the contracts are not speculative in nature. The Company recorded a net gain of $853 and $0 and a gain of $471 in other income (expense) in the condensed statement of operations relating to hedging transactions for the six month period ended June 30, 2007 and 2006, and for the period from June 14, 2004 (inception) to June 30, 2007, respectively. For the year ended December 31, 2006, the Company recorded a net gain of $181. Net unrealizable gain remaining in other accumulated comprehensive income (loss) was $18,600 and $12,582 at June 30, 2007 and December 31, 2006, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were still open at June 30, 2007 and December 31, 2006. The Company did not enter into any hedge transactions on or prior to June 30, 2006. If the foreign currency rates were to fluctuate by 10% from exchange rates at June 30, 2007 and June 30, 2006, the effect on our financial statements would not be material. Because these derivatives are hedges related to future purchases, the Company does not expect foreign exchange rate fluctuations will materially affect its earnings.

Item 4T.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

As discussed in Notes 1 and 4 to the Notes to the Unaudited Interim Condensed Financial Statements, on June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to the Merger Agreement. Following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. See Notes 1 and 4 to the Notes to the Condensed Financial Statements.

In connection with the Merger and during the fiscal quarter ended June 30, 2007, the Company implemented two new software packages to enhance the Company’s internal controls over financial reporting:

•	Equity Edge, a stock option tracking software designed to monitor and control the exercise of options; and

•	Microsoft Dynamics—Great Plains, an accounting software designed to serve as an internal accounting system and prepare accounts and records as they relate to financial reporting.

PART II. – OTHER INFORMATION

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus.

Following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation (the “Company”). Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. Privately-held VIA Pharmaceuticals, Inc. is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Accordingly, unless otherwise noted in this Part II, all pre-Merger financial information is that of privately-held VIA Pharmaceuticals, Inc. and all post-Merger financial information is that of the Company and its wholly-owned subsidiaries VIA Pharma UK Limited and Vascular Genetics Inc.

Unless otherwise specified, as used throughout Part II. – Other Information, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout this Part II, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.

Item 1.	Legal Proceedings

On July 17, 2007, the Company received a letter requesting indemnification from the Company of approximately $1.3 million of legal costs incurred by Tailored Risk Assurance Company, Ltd. (“TRACO”) in defending Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) and several physician co-defendants in the matter of Susan Darke, Individually, and as Executrix of the Estate of Roger J. Darke v. Caritas St. Elizabeth’s Medical Center of Boston, Inc., et al. (Suffolk Superior Court, Boston, Massachusetts). Vascular Genetics Inc. (“VGI”), the Company’s wholly-owned subsidiary, was also a defendant in the litigation, but was dismissed from the litigation in March 2007 after entering into a settlement agreement with the plaintiffs. The letter alleges that the Company, as a successor to Corautus, is required to indemnify CSEMC pursuant to a License Agreement, dated October 31, 1997, between CSEMC and VGI. The Company is currently unable to predict the outcome of this claim or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency. The Company intends to contest this claim and to seek coverage from its insurers to the extent any monetary damages are required to be paid.

Item 1A.	Risk Factors

Risks Related to the Company’s Financial Results

The Company has incurred losses since inception and anticipates that it will continue to incur losses for the foreseeable future. The Company may never achieve or sustain profitability.

The Company is a clinical-stage biotechnology company with a limited operating history and a single product candidate in clinical trials, VIA-2291. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur research and development and general and administrative expenses related to its operations. The Company’s net loss for the periods ended December 31, 2004, 2005 and 2006 was approximately $1.1 million, $8.8 million and $8.6 million, respectively. As of December 31, 2006 and June 30, 2007, the Company had an accumulated deficit of approximately $18.5 million and $ 30.8 million, respectively. The Company expects to continue to incur losses for the foreseeable future, and for these losses to increase as the Company continues its research and development activities, seeks regulatory approvals for its product candidates, and commercializes any approved products. These losses have caused, and will continue to cause, among other things, the Company’s stockholders’ equity and working capital to decrease. To date, the Company has not derived any revenue from the sale of products. The Company does not anticipate that it will generate revenue from the sale of products for the foreseeable future. If the Company’s product candidates, including VIA-2291, fail in clinical trials or do not gain regulatory approval, or if the Company’s future products do not achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

Failure to file a resale registration statement and have such resale registration statement declared effective within the time periods required under the Securities Purchase Agreement entered into in connection with the Company’s recent private placement issuance will trigger liquidated damages penalties against the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

On June 29, 2007, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a limited number of institutional and accredited investors pursuant to which the Company agreed to issue and the investors agreed to purchase an aggregate of 10,288,065 shares of the Company’s common stock for a total purchase price of approximately $25 million and aggregate net proceeds of approximately $23.2 million (the “Private Placement”).

Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of the Company’s common stock sold in the Private Placement. Bay City Capital Fund IV, L.P., Bay City Capital Fund IV Co-Investment Fund, L.P. and Richard L. Anderson, a member of the Company’s Board of Directors, have waived their right to have their shares registered in connection with the registration statement. The Company is required to file a registration statement within 60 days of July 2, 2007. Subject to certain exceptions, in the event the registration statement is not filed within such 60-day period or the registration statement is not declared effective within 90 days of July 2, 2007 (or 120 days in the event the registration statement is reviewed by the SEC), the Company will be required to pay each investor in the Private Placement an amount in cash equal to one-thirtieth of one and one-half percent of the aggregate purchase price paid by each investor for each day the filing or effectiveness of the registration statement is delayed, up to a maximum of 18% of such investor’s aggregate purchase price. In addition, the Company has agreed (i) subject to certain exceptions set forth in the Securities Purchase Agreement, not to cause any other registration statement to be filed until the effective date of the registration statement and (ii) for a period that expires 60 days after the effectiveness of the registration statement, not to issue or sell any of its equity securities other than pursuant to an employee benefit plan or as compensation to consultants or independent contractors.

If the Company is unable to timely file, and have declared effective, a resale registration statement registering the common stock sold pursuant to the Securities Purchase Agreement in the time periods required, the Company will be required to pay investors in the Private Placement liquidated damages, which could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Company will require substantial additional funding to continue operating its business, which may not be available to the Company on acceptable terms, or at all. Any such financing will dilute current shareholders’ ownership interest in the Company.

The Company expects its cash on hand plus the proceeds from the Private Placement to be sufficient to meet the Company’s cash requirements through at least the next twelve months. However, the Company will continue to need to raise substantial additional capital to continue its research, development and commercialization activities. Current funds, and additional funds raised, will be required to:

•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	expand the Company’s research and development activities;

•	access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of the Company’s intellectual property portfolio; and

•	hire additional management and research, development and clinical personnel.

The Company’s future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of the Company’s clinical trials, pre-clinical studies and other discovery, research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory approvals;

•	the effect of competing technological and market developments; and

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which the Company may enter.

Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, the Company expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Sales of additional equity securities will reduce current shareholders’ ownership percentage in the Company. The Company does not know whether additional financing will be available on acceptable terms, or at all. If the Company is not able to secure additional equity or debt financing when needed, it may have to enter into a strategic collaboration for one or more of the Company’s product candidate programs at an earlier stage of development than would otherwise be desired. This could lower the economic value of these collaborations to the Company and negatively impact the Company’s financial performance. In addition, the Company may have to delay, reduce the scope of, or eliminate one or more of its clinical trials or research and development programs, or ultimately, cease operations.

The Company’s independent registered public accounting firm has expressed doubt as to its ability to continue as a going concern.

As a result of the Company’s losses to date, expected losses in the future, limited capital resources and accumulated deficit, the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), concluded that there is substantial doubt as to the Company’s ability to continue as a going concern, and accordingly, qualified their report on the Company’s December 31, 2006 consolidated financial statements in the form of an explanatory paragraph describing conditions that raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing, its ability to control its operating expenses and its ability to achieve a level of revenues adequate to support its capital and operating requirements. The factors described in the auditor’s report and Note 1 to the Notes to the Unaudited Interim Condensed Financial Statements may make it more difficult for the Company to obtain additional financing, and there can be no assurance that the Company will be able to attain such financing on favorable terms, or at all. As described above, the Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. In the event that the Company is unable to continue as a going concern, it may cease operations or may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, the Company’s management has not considered these alternatives and has not recorded any reductions in the carrying values of any of its recorded assets.

Risks Related to the Company’s Business

The Company is at an early stage of development. The Company has never generated and may never generate revenues from commercial sales of its products and the Company may not have products to market for several years, if ever.

Since its inception, the Company has dedicated substantially all of its resources to the research and clinical development of compounds for clinical trials. Because none of the Company’s current or potential products have been finally approved by any regulatory authority, the Company currently has no products for sale and has not generated any revenues to date. The Company does not expect to generate any revenues until it receives final regulatory approval, or launches one of its products for sale (most likely in collaboration with another more established biotechnology or pharmaceutical company).

The Company is in two Phase II clinical trials for VIA-2291, which are scheduled for completion in the second half of 2008. The first Phase II clinical trial for VIA-2291 is currently enrolling patients in Italy with significant stenosis of the carotid artery who are scheduled to undergo a carotid endarterectomy, or CEA, a surgical procedure to remove plaque in the lining of the carotid artery, after three months of treatment with a once-a-day dose of VIA-2291 or placebo. The second Phase II clinical trial, conducted concurrently with the CEA clinical trial, is enrolling acute coronary syndrome, or ACS, patients who experienced a recent heart attack.

If these Phase II clinical trials are successful, substantial additional investment in at least one Phase III clinical trial will be required, and will require significant time. The Company cannot guarantee that it will be successful in completing either the Phase II or Phase III clinical trials, or that it will be able to successfully negotiate a strategic collaboration with a large biotechnology or pharmaceutical company. The Company’s revenues, if any, will be derived from products that the Company does not expect to be commercially available for several years, if at all. The development of VIA-2291 and other product candidates may be discontinued at any stage of the clinical trial programs and the Company may never generate revenue from any of its product candidates. Accordingly, there is no assurance that the Company will ever generate revenues.

Clinical trials are expensive, time-consuming and subject to delay, particularly in the cardiovascular area due to the large number of patients who must be enrolled and treated in clinical trials. As a result, there is a high risk that the Company’s drug development activities will not result in regulatory approval, or that such approval will be delayed, thereby reducing the likelihood of successful commercialization of products.

Clinical trials are very expensive and difficult to design and implement. This is especially true for trials related to the cardiovascular indications which the Company is pursuing, in part because they require a large number of patients. The clinical trial process is also time-consuming. For example, if the two current Phase II clinical trials for VIA-2291 are successfully completed, the Company will need to initiate at least one Phase III clinical trial which will continue for at least 3 years, but may take significantly longer to complete. The Company currently expects that such a Phase III clinical trial will require the enrollment of between 4,000 and 6,000 patients at an estimated total cost of approximately $100.0 million to $150.0 million. If the results of the Phase III clinical trial do not achieve a reduction of major adverse cardiovascular events (“MACE”) at the level of statistical significance of p<0.0125, the Company would likely be required to conduct additional Phase III clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company does not know whether additional financing will be available on acceptable terms, or at all. Sales of additional equity securities will reduce your ownership percentage in the Company.

The Company currently plans to have its Data Safety Monitoring Board (“DSMB”) perform a review of both safety and efficacy data related to our Phase II clinical trials in late 2007 to determine the progress in the clinical program and the patient safety of VIA-2291. If the results of the DSMB review are unfavorable, the Company may be required to modify or discontinue its Phase II clinical trials of VIA-2291, thereby delaying or preventing completion of subsequent clinical trials, and any commercial launch of VIA-2291.

The commencement and completion of the Company’s clinical trial activities, including the DSMB review and completion of the CEA and ACS trials, as well as any future clinical trial activities, could be delayed or prevented by several factors, including:

•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical research organizations and clinical trial sites;

•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	slower than expected rates of patient recruitment and enrollment for a variety of reasons, including competition from other clinical trial programs for the treatment of similar indications;

•	complexities in managing the CEA trial which is enrolling and treating patients in Italy;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•

unforeseen difficulties developing the advanced manufacturing techniques, including adequate process controls, quality controls, and quality assurance testing, required to scale up production of the Company’s product candidates to commercial levels;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow the Company’s clinical protocols.

The Company will not know whether the CEA and ACS clinical trials will end on time and whether its future Phase III clinical trial(s), if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could severely harm the Company’s business.

Failure to recruit and enroll patients for the CEA and ACS clinical trials, as well as any future clinical trials, will cause the development of the Company’s product candidates to be delayed.

The Company may encounter delays if it is unable to recruit and enroll enough patients to complete its current CEA and ACS clinical trials, as well as any future clinical trials. As of August 3, 2007, 27 patients have been enrolled in the CEA trial, which is expected to include approximately 40 patients, and 74 patients have been enrolled in the ACS trial, which is expected to include 200 patients. Target enrollment levels in the CEA trial were recently reduced from 60 patients to approximately 40 patients in part as a result of the slow rate of patient enrollment, as well as other factors such as modification of a sub-study in the initial clinical trial design, recent publications of similar trials reflecting results with smaller patient populations and reduced patient levels required to power our statistical results. Although the Company does not believe the reduction in patient population will adversely affect the CEA clinical trial, this experience does reflect the risks associated with enrolling patients. Clinical trial patient levels depend on many factors, including the eligibility criteria for the trial, assumptions regarding the baseline disease state and the impact of standard medical care, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and competition from other clinical trial programs for the treatment of similar indications. Any delays in planned patient enrollment in the future may result in increased costs, delay or prevent collaborations with biotechnology or pharmaceutical companies, delay or prevent regulatory approval or harm the Company’s ability to develop and commercialize current or future product candidates.

The Company’s Phase II clinical trials of VIA-2291 primarily target biomarkers as endpoints, and the results of any Phase II clinical trials may not be indicative of success in Phase III clinical trials that will target outcomes such as heart attack and stroke. The results of previous clinical trials may not be predictive of future results, and the Company’s current and future clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

The data collected during the (i) prior clinical trials involving VIA-2291 (which was formerly known as ABT-761) conducted by Abbott Laboratories (“Abbott”) prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) ongoing CEA and ACS clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, the Company will need to conduct at least one Phase III trial, which will be at least three years in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Each Phase III clinical trial must demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Until data from the Phase III trial can be collected and analyzed, the Company will not know whether VIA-2291 is an effective treatment.

Even if the Company achieves positive results in its CEA and ACS Phase II clinical trials, these results do not necessarily predict final Phase III clinical results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results, or adverse medical events during a clinical trial, could cause the FDA or the Company to terminate a clinical trial or require it to repeat a clinical trial.

The Company’s clinical trials could be delayed, suspended or stopped.

The Company will not know whether future clinical trials will begin on time or whether it will complete any of its clinical trials on schedule or at all. Product development costs to the Company and potential future collaborators will increase if the Company has delays in testing or approvals, or if the Company needs to perform more or larger clinical trials than planned. Significant delays, suspension or termination of clinical trials would adversely affect the Company’s financial results and the commercial prospects for the Company’s products, and would delay or prevent the Company from achieving profitable operations.

The Company relies on third parties, primarily i3 Research, to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing the Company’s planned and future products.

The Company relies on third parties, primarily i3 Research, to conduct its clinical trials, including its two current Phase II clinical trials for VIA-2291. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may not be able to obtain regulatory approval for, or commercialize its product candidates on, its anticipated timeline, or at all.

The Company intends to rely primarily on third-party clinical research organizations, or CROs, to oversee its current Phase II, and planned Phase III, clinical trials for VIA-2291, and the Company will depend on independent clinical investigators, medical institutions and contract laboratories to conduct its clinical trials. The Company is responsible for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires the Company to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The Company’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. If the Company’s CROs or independent investigators fail to devote sufficient time and resources to the Company’s drug development programs, or if their performance is substandard, it will delay the approval of the Company’s FDA applications and commercialization of its product candidates.

The Company will need to provide additional information to the FDA regarding pre-clinical and clinical safety issues raised during prior trials of VIA-2291 that could result in delays in future FDA approvals.

During pre-clinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regards to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. The Company believes that lower doses used in the Company’s clinical trials will address and minimize both of these safety concerns, although there can be no assurance that actual results achieved in the Company’s clinical trials will be favorable. The FDA has requested that the Company provide additional materials and information regarding the incidence of tumors in animals. Safety issues could delay the FDA’s approval of any Phase III clinical trial, which could have a material adverse effect on the Company’s business.

VIA-2291 is the Company’s only product candidate currently in clinical trials. The Company’s efforts to identify, develop and commercialize new product candidates beyond VIA-2291 will be at an early stage and will be subject to a high risk of failure.

The Company’s product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. The Company will need to complete significant additional clinical trials before it can demonstrate that its product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Current and future pre-clinical products have increased risk as there is no assurance that products will be identified that will qualify for, and be successful in, clinical trials. Furthermore, the data generated from the gene expression database and analysis tool that the Company licenses from Stanford University may not provide information that is ultimately useful in identifying compounds or pathways of interest, and the Company may expend significant resources on research or target compounds that ultimately do not qualify for, or are not successful in, clinical trials. Product candidates may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials where costs of clinical trials are significant, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint. Failure to satisfy a primary endpoint in a Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without a subsequent successful Phase III clinical trial which the Company may not be able to fund, and may be unable to complete.

If the Company is unable to form and maintain the collaborative relationships that its business strategy requires, its product development programs will suffer, and the Company may not be able to develop or commercialize its product, or achieve profitable operations.

A key element of the Company’s business strategy will be to collaborate with third parties, particularly leading biotechnology and pharmaceutical companies, in the development and commercialization of the Company’s product candidates. The Company expects to seek collaborations for the development and commercialization of its product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the trial results and other aspects of the product’s safety and efficacy profile. If the Company is unable to reach agreements with suitable collaborators for any product candidate, it would be forced to fund the entire development and commercialization of such product candidate, and the Company may not have the resources to do so. If the two current Phase II clinical trials for VIA-2291 are successfully completed, the Company will need to initiate at least one Phase III clinical trial which will continue for at least 3 years, but may take significantly longer to complete. The Company currently expects that such a Phase III clinical trial will require the enrollment of between 4,000 and 6,000 patients at an estimated total cost of approximately $100.0 million to $150.0 million. If results of the Phase III clinical trial do not achieve the targeted reduction of MACE at the level of required statistical significance of p<0.0125, the FDA may require the Company to either conduct additional Phase III clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. If resource constraints require the Company to enter into a collaboration early in the development of a product candidate, the Company may be forced to accept a more limited share of any revenues such product may eventually generate. The Company faces significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. The Company may not be successful in its efforts to establish collaborations or other alternative arrangements for any product candidate, may be unable to raise required capital to fund clinical trials, and therefore, may be unable to achieve profitable operations.

Even if the Company receives regulatory approval to market VIA-2291 and its other product candidates, such products may not gain the market acceptance among physicians, patients, healthcare payors and the medical community.

Any products, including VIA-2291, that the Company may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community even if they ultimately receive regulatory approval. If these products do not achieve an adequate level of acceptance, the Company, or future collaborators, may not be able to generate material product revenues and the Company may not become profitable. The degree of market acceptance of any of the Company’s product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•

the introduction and availability of generic substitutes for any of the Company’s products, potentially at lower prices (which, in turn, will depend on the strength of the Company’s intellectual property protection for such products);

•	potential or perceived advantages over alternative treatments;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer the Company’s product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	sufficient third party coverage or reimbursement; and

•	the product labeling or product insert (including any warnings) required by the FDA or regulatory authorities in other countries.

The Company will rely on third parties to manufacture and supply its product candidates.

The Company does not own or operate manufacturing facilities for clinical or commercial production of product candidates. The Company will not have any experience in drug formulation or manufacturing, and it will lack the resources and the capability to manufacture any of the Company’s product candidates on a clinical or commercial scale. The Company expects to depend on third-party contract manufacturers, primarily Torcan Chemical Limited and Pharmaceutical Manufacturing Research Services Inc., for the foreseeable future. Any performance failure on the part of the Company’s contract manufacturers could delay clinical development, regulatory approval or commercialization of the Company’s current or future product candidates, depriving the Company of potential product revenue and resulting in additional losses.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If the Company’s third-party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to the Company or under applicable regulations, the Company’s ability to provide product candidates to patients in its clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of the Company’s clinical trials, increase the costs associated with maintaining its clinical trial program and, depending upon the period of delay, require the Company to commence new trials at significant additional expense or terminate the trials completely.

The Company may be subject to costly claims related to its clinical trials and may not be able to obtain adequate insurance.

Because the Company currently conducts clinical trials in humans, it faces the risk that the use of its current or future product candidates will result in adverse side effects. During pre-clinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regards to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. The Company believes that lower doses used in its clinical trials will address and minimize both of these safety concerns, however, the Company cannot predict the possible harms or side effects that may result from its clinical trials. Although the Company currently has, and intends to maintain, clinical trial liability insurance for up to $10.0 million, such insurance may be insufficient to cover any such adverse events. The Company does not know whether it will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. The Company may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, its insurance coverage. There is also a risk that third parties, which the Company has agreed to indemnify, could incur liability. Any litigation arising from the Company’s clinical trials, even if the Company is ultimately successful in its defense, would consume substantial amounts of its financial and managerial resources and may create adverse publicity, which may result in significant damages and may adversely impact the Company’s ability to raise required capital or achieve profitable operations.

The Company may be subject to costly claims related to Corautus’ former clinical trials of Vascular Endothelial Growth Factor 2.

Prior to November 1, 2006, Corautus was the sponsor of a Phase IIb clinical trial to study the efficacy of VEGF-2 for the treatment of severe cardiovascular disease, known as the GENASIS trial. In addition, Corautus supported initial clinical trials studying the efficacy of VEGF-2 for the treatment of peripheral artery disease and diabetic neuropathy. On April 10, 2006, Corautus announced the termination of enrollment in the GENASIS trial.

The Company has and intends to maintain, clinical trial liability insurance for up to $10.0 million. Insurance may not adequately cover any such claims and if not, such claims may have a material adverse effect on the Company’s business, financial condition and results of operations. Such insurance may be insufficient to cover any claims unrelated to the GENASIS trial. The Company does not know whether it will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. The Company may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, its insurance coverage. There is also a risk that third parties, which the Company has agreed to indemnify, could incur liability, and the Company may be required to reimburse such third parties for such liability if required pursuant to these indemnification arrangements.

For example, on July 17, 2007, the Company received a letter requesting indemnification from the Company on behalf of Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) and Tailored Risk Assurance Company, Ltd. (“TRACO”). The letter alleges that the Company is required to reimburse TRACO for defense costs incurred defending CSEMC and several physician co-defendants in the matter of Susan Darke, Individually, and as Executrix of the Estate of Roger J. Darke v. Caritas St. Elizabeth’s Medical Center of Boston, Inc., et al. (Suffolk Superior Court, Boston, Massachusetts). The letter alleges that the Company, as a successor to Corautus, is required to indemnify CSEMC pursuant to a License Agreement, dated October 31, 1997, between CSEMC and Vascular Genetics Inc., Corautus’ wholly-owned subsidiary. At this time it is too early for us to form a judgment as to the likely outcome of this matter.

Any cost required to be paid out by the Company or any litigation arising from these terminated clinical trials, even if the Company is ultimately successful in its defense, would consume substantial amounts of its financial and managerial resources and may create adverse publicity, which may result in significant damages and may adversely impact the Company’s ability to raise required capital or adversely affect the Company’s business, financial condition or results of operations.

If the Company is unable to retain its management, research, development, clinical teams and scientific advisors or to attract additional qualified personnel, the Company’s product operations and development efforts may be seriously jeopardized.

The loss of the services of any principal member of the Company’s management and research, development and clinical teams could significantly delay or prevent the achievement of the Company’s scientific and business objectives. The employment agreement for Dr. Lawrence K. Cohen, the Company’s Chief Executive Officer, provides that his employment is terminable at will at any time with or without cause or notice by either the Company or Dr. Cohen. The employment agreement for Dr. Adeoye Olukotun, the Company’s Chief Medical Officer, provides that his employment is terminable at will at any time with or without cause or notice either by the Company or Dr. Olukotun. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company’s success. The Company may be unable to attract and retain key personnel on acceptable terms, if at all. The Company does not maintain “key person” life insurance on any of its officers, employees or consultants.

The Company has relationships with consultants and scientific advisors who will continue to assist the Company in formulating and executing its research, development, regulatory and clinical strategies. The Company’s consulting agreements typically have provisions for hourly billing, non-disclosure of confidential information, and the assignment to the Company of any inventions developed within the scope of services to the Company. The consulting and scientific advisory agreements are typically terminable by either party on 30 days’ or shorter notice. These consultants and scientific advisors are not the Company’s employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. The Company will have only limited control over the activities of these consultants and scientific advisors and can generally expect these individuals to devote only limited time to the Company’s activities. The Company relies heavily on these consultants to perform critical functions in key areas of its operations. The Company also relies on these consultants to evaluate potential compounds and products, which may be important in developing a long-term product pipeline for the Company. Consultants also assist the Company in preparing and submitting regulatory filings. The Company’s scientific advisors provide scientific and technical guidance on cardiovascular drug discovery and development. Failure of any of these persons to devote sufficient time and resources to the Company’s programs could harm its business. In addition, these advisors may have arrangements with other companies to assist those companies in developing technologies that may compete with the Company’s products.

If the Company’s competitors develop and market products that are more effective than the Company’s product candidates or others it may develop, or obtain regulatory and marketing approval for similar products before the Company does, the Company’s commercial opportunity may be reduced or eliminated.

The development and commercialization of new pharmaceutical products which target inflammation in the blood vessel for the treatment of cardiovascular disease is competitive, and the Company will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of the Company’s competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than the Company does. In addition, many of these companies have more experience than the Company in pre-clinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. The Company will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. As a result, there is a risk that one of the competitors of the Company will develop a more effective product for the same indication for which the Company is developing a product or, alternatively, bring a similar product to market before the Company can do so. Failure of the Company to successfully compete will adversely impact the ability to raise additional capital and ultimately achieve profitable operations.

The Company may be subject to damages resulting from claims that the Company or its employees, have wrongfully used or disclosed alleged trade secrets of its employees’ former employers.

Many of the Company’s employees were previously employed at biotechnology or pharmaceutical companies, including the Company’s competitors or potential competitors. Although the Company has not received any claim to date, it may be subject to claims that these employees or the Company have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of such employees’ former employers. Litigation may be necessary to defend against these claims. If the Company fails in defending such claims, in addition to paying monetary damages, the Company may lose valuable intellectual property rights or personnel or may be unsuccessful in identifying, developing or commercializing current or future products.

Risks Related to the Company’s Intellectual Property

The Company’s failure to protect adequately or to enforce its intellectual property rights or secure rights to third party patents could materially harm its proprietary position in the marketplace or prevent the commercialization of its products.

The Company’s success will depend in large part on its ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into its technologies and products. The patents and patent applications in the Company’s existing patent portfolio are either owned by the Company or licensed to the Company. The Company’s ability to protect its product candidates from unauthorized use or infringement by third parties depends substantially on its ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, the Company’s ability to obtain and enforce patents is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.

The Company may not be able to obtain patent rights on products, treatment methods or manufacturing processes that it may develop or to which the Company may obtain license or other rights. Even if the Company does obtain patents, rights under any issued patents may not provide it with sufficient protection for the Company’s product candidates or provide sufficient protection to afford the Company a commercial advantage against its competitors or their competitive products or processes. It is possible that no patents will be issued from any pending or future patent applications owned by the Company or licensed to the Company. Others may challenge, seek to invalidate, infringe or circumvent any patents the Company owns or licenses. Alternatively, the Company may in the future be required to initiate litigation against third parties to enforce its intellectual property rights. The cost of this litigation could be substantial and the Company’s efforts could be unsuccessful. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of the Company’s intellectual property or narrow the scope of the Company’s patent protection.

The Company’s patents also may not afford protection against competitors with similar technology. The Company may not have identified all patents, published applications or published literature that affect its business either by blocking the Company’s ability to commercialize its product candidates, by preventing the patentability of its products or by covering the same or similar technologies that may affect the Company’s ability to market or license its product candidates. For example, patent applications filed with the United States Patent and Trademark Office, or USPTO, are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications filed with the USPTO remain confidential for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, the Company or its licensors might not have been the first to invent, or the first to file, patent applications on the Company’s product candidates or for their use. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending these rights in foreign jurisdictions. If the Company encounters such difficulties in protecting or is otherwise precluded from effectively protecting its intellectual property rights in either the United States or foreign jurisdictions, the Company’s business prospects could be substantially harmed.

Because VIA-2291 is exclusively licensed from Abbott, any dispute with Abbott may materially harm the Company’s ability to develop and commercialize VIA-2291.

In August 2005, the Company licensed exclusive worldwide rights to its product candidate, VIA-2291, from Abbott, or the Abbott License. The Company does not have, nor has the Company ever had, any material disputes with Abbott regarding the Abbott License. However, if there is any future dispute between the Company and Abbott regarding the parties’ rights under the Abbott License agreement, the Company’s ability to develop and commercialize VIA-2291 may be materially harmed. Any uncured, material breach under the Abbott License could result in the Company’s loss of exclusive rights to VIA-2291 and may lead to a complete termination of the Abbott License and force the Company to cease product development efforts for VIA-2291.

If Abbott elects to maintain or enforce proprietary rights under the Abbott License, the Company will depend on Abbott for the maintenance and enforcement of certain intellectual property rights related to VIA-2291 and will have limited control, if any, over the amount or timing of resources that Abbott devotes on the Company’s behalf.

The Company depends on Abbott to protect certain proprietary rights covering VIA-2291, or the VIA-2291 Rights, pursuant to the terms of the Abbott License. Abbott is responsible for maintaining issued patents and prosecuting patent applications in all countries where such patents and patent applications were pending as of the date of the Abbott License. Abbott is also responsible for seeking to obtain all available extensions or restorations of the VIA-2291 Rights. Although the Company has limited, if any, control over the amount or timing of resources that Abbott devotes or the priority Abbott places on maintaining these patent rights to the Company’s advantage, the Company expects Abbott to comply with its obligations pursuant to the Abbott License and devote resources accordingly. However, if Abbott decides that it no longer wants to maintain any of the patents licensed under the Abbott License, Abbott is required to afford the Company the opportunity to do so at the Company’s expense. If Abbott elects not to maintain any of the licensed patents and if the Company does not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, the Company risks losing the benefit of all or some of those patent rights.

While the Company currently intends to take actions reasonably necessary to enforce its patent rights, such enforcement depends, in part, on Abbott to protect the VIA-2291 Rights. Abbott has the first right to bring and pursue a third-party infringement action related to the VIA-2291 Rights. The Company has the right to cooperate with Abbott in third-party infringement suits involving the VIA-2291 Rights. If Abbott declines to prosecute such a claim, the Company will have the right but not the obligation to bring suit and/or pursue any such infringement action as it determines, in its discretion, to be appropriate.

Abbott and the Company may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights related to the VIA-2291 Rights. Abbott has the right but not the obligation to defend and control the defense of an alleged third-party patent infringement claim or suit asserting that VIA-2291 infringes third-party patent rights directed to the composition of matter or the use of VIA-2291 in the treatment and/or prevention of diseases in humans, if Abbott is made a party to such suit. If Abbott so elects, the Company may have limited, if any, control or involvement over the defense of these claims, and Abbott and the Company could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. The Company has the sole responsibility to defend and control the defense of all other claims of infringement by a third party. If Abbott elects not to defend a claim it has the first right to defend against, or if the claim is one that the Company has the responsibility to defend against, Abbott is required to reasonably assist the Company in its defense. The Company has limited, if any, control over the amount or timing of resources, if any, that Abbott devotes, or the priority Abbott places on defense of such third-party claims of infringement.

If the Company fails to comply with its obligations and meet certain milestones related to its intellectual property licenses with third parties, the Company could lose license rights that are important to its business.

The Company’s commercial success depends on not infringing the patents and proprietary rights of other parties and not breaching any collaboration, license or other agreements that the Company has entered into with regard to its technologies and product candidates. For example, the Company’s license agreement with Stanford University, entered into in March 2005, grants the Company an exclusive, worldwide license to use a comprehensive gene expression database and analysis tool to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis, provided that the Company meets certain milestones and works to diligently develop, manufacture and sell licensed products under the agreement. Stanford University may terminate the license agreement if the Company fails to cure a material breach, including a failure by the Company to meet the specified milestones, within 90 days after providing notice of such breach. In addition to diligently developing, manufacturing and selling licensed product and diligently developing markets for licensed products, the agreement provided for the following contractual milestones:

•	prior to June 30, 2007, the Company selected a minimum of five (5) genes identified by the gene expression database for further investigation as potential biomarkers;

•	prior to June 30, 2008, nominate a development candidate identified by the gene expression database;

•	prior to June 30, 2010, file an Investigational New Drug application with the FDA for a development candidate; and

•	prior to June 30, 2012, initiate testing of human blood samples using the Company’s investigational biomarkers.

The Company has also entered into a license agreement with Abbott pursuant to which the Company is required to use commercially reasonable efforts, at its own expense, to (a) initiate and complete the clinical development of VIA-2291, (b) obtain all required regulatory approvals in major markets, and (c) obtain and carry out subsequent worldwide marketing, distribution and sale of VIA-2291 in such major markets. Prior to the first commercial sale of VIA-2291, the Company is required to furnish Abbott with an annual written report summarizing the progress of its efforts to implement the pre-clinical/clinical development plan.

Third parties may own or control intellectual property that the Company may infringe.

If a third party asserts that the Company infringes such third party’s patents, copyrights, trademarks, trade secrets or other proprietary rights, the Company could face a number of issues that could seriously harm the Company’s competitive position, including:

•

infringement and other intellectual property claims, which would be costly and time-consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from the Company’s business;

•

substantial damages for past infringement, which the Company may have to pay if a court determines that the Company has infringed a third party’s patents, copyrights, trademarks, trade secrets or other proprietary rights;

•

a court prohibiting the Company from selling or licensing its technologies or future products unless such third party licenses its patents, copyrights, trademarks, trade secrets or other proprietary rights to the Company, which it is not required to do; and

•

if a license is available from a third party, the requirement that the Company pay substantial royalties or grant cross licenses to its patents, copyrights, trademarks, trade secrets or other proprietary rights.

The Company’s commercial success will depend in part on its ability to manufacture, use, sell and offer to sell its products without infringing patents or other proprietary rights of others.

The Company may not be aware of all patents or patent applications that potentially impact its ability to manufacture (or have manufactured by a third party), use or sell any of its product candidates or proposed product candidates. For example, patent applications are filed with the USPTO but not published until 18 months after their effective filing date. Further, the Company may not be aware of published or granted conflicting patent rights. Any conflicts resulting from other patent applications and patents of third parties could significantly reduce the coverage of the Company’s patents and limit the Company’s ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company may not be able to obtain any licenses or other rights to patents, technology or know-how necessary to conduct the Company’s business. Any failure to obtain such licenses or other rights could delay or prevent the Company from developing or commercializing its product candidates and proposed product candidates, which could materially affect the Company’s business.

Additionally, litigation or patent interference proceedings may be necessary to enforce any of the Company’s patents or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of others. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities, require the Company to license disputed rights from others, or require the Company to cease selling its future products.

Risks Related to the Company’s Industry

The Company’s product candidates are subject to extensive regulation, which can be costly and time-consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize such product candidates.

The Company is subject to extensive and rigorous government regulation in the United States and foreign countries. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in foreign jurisdictions, which regulations differ from jurisdiction to jurisdiction. The Company will not be permitted to market its product candidates in the United States until it receives approval of a new drug application, or NDA, from the FDA, or in any foreign jurisdiction until the Company receives the requisite approval from the applicable regulatory authorities in such jurisdiction. The Company has not submitted an NDA or received marketing approval for VIA-2291 or any of its other product candidates in the United States or any foreign jurisdiction. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit, condition or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;

•	the FDA may not approve of the Company’s third-party manufacturers’ processes and facilities;

•	the FDA may change its approval policies or adopt new regulations; or

•	the FDA may condition approval on additional clinical studies, including post-approval clinical studies.

These requirements vary widely from jurisdiction to jurisdiction and make it difficult to estimate when the Company’s product candidates will be commercially available, if at all. If the Company is delayed or fails to obtain required approvals for its product candidates, the Company’s operations and financial condition would be damaged.

The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulatory requirements may change in the future and may require the Company to resubmit its clinical trial protocols to institutional review boards for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, although members of the Company’s management have drug development and regulatory experience, as a company, it has not previously filed the applications necessary to gain regulatory approvals for any product. This lack of experience may impede the Company’s ability to obtain regulatory approval in a timely manner, if at all, for its product candidates for which development and commercialization is the Company’s responsibility. The Company will not be able to commercialize its product candidates in the United States until it obtains FDA approval and in other jurisdictions until it obtains approval by comparable governmental authorities. Any delay in obtaining, or inability to obtain, these approvals would prevent the Company from commercializing its product candidates and the Company’s ability to generate revenue will be delayed.

Even if any of the Company’s product candidates receives regulatory approval, it may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. The Company’s product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-marketing information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices. If the Company or a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or the Company, including requiring withdrawal of the product from the market or suspension of manufacturing. If the Company or the manufacturing facilities for the Company’s product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by the Company or its collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

The FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a drug for a use that has not been cleared or approved by the FDA. Use of a drug outside its cleared or approved indications is known as “off-label” use. Physicians may use the Company’s products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or another regulatory agency determines that the Company’s promotional materials or training constitutes promotion of an off-label use; it could request that the Company modify its training or promotional materials or subject the Company to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties.

In order to market any products outside of the United States, the Company and its collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other jurisdictions or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the United States, including the risk that product candidates may not be approved for all indications requested, which could limit the uses of product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-approval follow-up studies.

If the Company or any of its manufacturers or other partners fails to comply with applicable foreign regulatory requirements, the Company and such other parties may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Legislative or regulatory reform of the healthcare system may affect the Company’s ability to sell its products profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system in ways that could impact upon the Company’s ability to sell its products profitably. In recent years, new legislation has been enacted in the United States at the federal and state levels that effects major changes in the healthcare system, either nationally or at the state level. These new laws include a prescription drug benefit for Medicare beneficiaries and certain changes in Medicare reimbursement. Given the recent enactment of these laws, it is still too early to determine their impact on the biotechnology and pharmaceutical industries and the Company’s business. Further, federal and state proposals are likely. More recently, administrative proposals are pending and others have become effective that would change the method for calculating the reimbursement of certain drugs. The adoption of these proposals and pending proposals may affect the Company’s ability to raise capital, obtain additional collaborators or profitably market its products. Such proposals may reduce the Company’s revenues, increase its expenses or limit the markets for its products. In particular, the Company expects to experience pricing pressures in connection with the sale of its products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

Risks Related to the Securities Market and Ownership of the Company’s Common Stock

The Company’s shares of common stock could be delisted from the NASDAQ Capital Market, which would adversely affect your ability to sell your shares of the Company’s common stock.

Although the Company has demonstrated compliance with all of the NASDAQ Marketplace Rules and is currently listed on The NASDAQ Capital Market, there can be no assurance that the Company will be able to maintain the quantitative and qualitative continued listing requirements of NASDAQ. These requirements include, among other things, that the Company maintain a continued listing bid price per share of $1.00, that the Company shall have two registered and active market makers, and that the Company maintain either stockholders equity of $2.5 million, market value of listed securities of $35 million or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

If the Company’s common stock is delisted from The NASDAQ Capital Market, the price of the Company’s common stock may decline and the liquidity of the common stock may be significantly reduced. Failure to maintain a NASDAQ Capital Market listing may negatively affect the Company’s ability to obtain necessary additional equity or debt financing on favorable terms or at all. In addition, if the Company is unable to maintain its listing on The NASDAQ Capital Market, the Company may seek to have its stock quoted on the NASD’s OTC Bulletin Board, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than The NASDAQ Capital Market, or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Quotes for stocks included on the OTC Bulletin Board/pink sheets are not as widely listed in the financial sections of newspapers as are those for the NASDAQ Capital Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the Company’s common stock may be unable to resell their securities at any price.

The Company’s stock price could decline significantly based on the results and timing of its clinical trials.

The Company currently plans to have its DSMB perform a review of both safety and efficacy data related to our Phase II clinical trials in late 2007 to determine the progress in the clinical program and the patient safety of VIA-2291. The Company also currently expects to announce results from the CEA and ACS Phase II clinical trials of VIA-2291 in the first half of 2008. Results of the DSMB review or Phase II clinical trials of VIA-2291 may not be viewed favorably by the Company or third parties, including investors, analysts and potential collaborators. In addition, the Company may not be successful in completing the DSMB review or the Phase II clinical trials or commencing its Phase III clinical trial of VIA-2291 on the currently projected timetable, if at all. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s DSMB review or clinical trials of VIA-2291 or any of its other product candidates or unfavorable results or negative perceptions regarding the DSMB review or any such clinical trials, could cause the Company’s stock price to decline significantly.

Bay City Capital, the Company’s principal stockholder, has significant influence over the Company, and the interests of the Company’s other stockholders may conflict with the interests of Bay City Capital.

Bay City Capital, the Company’s principal stockholder, beneficially owns approximately 51% of the Company’s common stock. As a result, Bay City Capital, is able to control the Company’s management and affairs and matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. The interests of Bay City Capital, may not always coincide with the interests of the Company or its other stockholders. For example, Bay City Capital could delay or prevent a change of control of the Company even if such a change of control would benefit the Company’s other stockholders. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of the Company’s outstanding common stock may be sold into the market in the near future. Substantial sales of the Company’s common stock, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline.

Following the Merger, the holders of approximately 7,839,795 shares of the Company’s common stock, including shares underlying warrants, have rights, subject to certain conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders. In addition, in connection with the Private Placement, the Company is required to file a registration statement within 60 days of July 2, 2007 for approximately 6,996,914 shares of the Company’s common stock issued to the investors in such Private Placement. Also, the Company is permitted pursuant to the Securities Purchase Agreement, and the Company intends, to file a Form S-8 covering the resale of the shares of common stock underlying options granted to the Company’s employees and consultants pursuant to stock incentive plans and shares of common stock that it may issue in the future under these plans. Once registered, shares of the Company’s common stock generally can be freely sold in the public market upon issuance. Sales of a large number of these shares in the public market, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline and could make it more difficult for the Company to raise additional financing due to the additional overhang represented by these registered and to-be registered shares of common stock.

Prior to the Merger, privately-held VIA Pharmaceuticals, Inc. was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, the NASDAQ Capital Market or other corporate governance requirements. As a result of the Merger, the Company will incur substantial costs in order to comply with these requirements.

Privately-held VIA Pharmaceuticals, Inc. had not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, the NASDAQ Capital Market or other corporate governance requirements. As a result of the Merger, the Company will incur significant legal, accounting and other expenses to ensure that the Company’s business operations meet these requirements. Implementing the controls and procedures required to comply with the various SEC and NASDAQ regulations may place a significant burden on the Company’s management and internal resources. The expenditure of management’s attention and any difficulties encountered in such an implementation could result in delays in the Company’s clinical trials and product development programs and could otherwise harm the Company’s business, financial condition and operating results.

As a “non-accelerated filer,” the Company has not been subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the Company is unable to favorably assess the effectiveness of its internal controls over financial reporting, or if the Company’s independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment, the price of the Company’s common stock could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the Company’s management will be required to report on the effectiveness of its internal control over financial reporting as of December 31, 2007, in its Annual Report on Form 10-K for the fiscal year ending December 31, 2007, and the Company’s independent auditor will be required to attest to the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2008, in its Annual Report on Form 10-K for the fiscal year ending December 31, 2008. As a “non-accelerated filer,” the Company has not been subject to the requirements of Section 404 of SOX. The Company has begun the process of analyzing its internal controls and preparing for the evaluation needed to comply with Section 404 of SOX. During this process, if management identifies one or more material weaknesses in the Company’s internal control over financial reporting that are not remediated, the Company will be unable to assert that its internal control is effective. In addition, any updates to the Company’s finance and accounting systems, procedures and controls, which may be required as a result of its analysis of its internal controls, may require significant time and expense. If the Company fails to have effective internal control over financial reporting, is unable to complete any necessary modifications to its internal control reporting, or if the Company’s independent registered public accounting firm is unable to provide the Company with an unqualified report as to the effectiveness of its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of the Company’s financial reports and in the reliability of the Company’s internal control over financial reporting, which could lead to a substantial price decline in the Company’s common stock.

The Company’s operating results and stock price may fluctuate significantly.

The Company’s results of operations may be expected to be subject to quarterly fluctuations. The Company’s level of revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of VIA-2291 and the Company’s other product candidates;

•

the time at which the Company enters into development and license agreements with strategic collaborators that provide for payments to the Company, and the timing and accounting treatment of payments to the Company, if any, under those agreements;

•

whether or not the Company achieves specified development or commercialization milestones under any agreement that the Company enters into with collaborators and the timely payment by commercial collaborators of any amounts payable to the Company;

•	the addition or termination of research programs or funding support;

•	the timing of milestone and other payments that the Company may be required to make to others; and

•	variations in the level of expenses related to the Company’s product candidates or potential product candidates during any given period.

These factors may cause the price of the Company’s stock to fluctuate substantially. The Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of the Company’s future performance.

The stock price of the Company’s common stock is likely to be volatile and you may lose all, or a substantial portion, of your investment.

The trading price of the Company’s common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among others, market perception of the Merger, the Private Placement, the 1 for 15 reverse stock split effectuated immediately prior to the Merger, the Company’s business operations, and in particular, the timing and results of the Company’s clinical trials, and the Company’s need for additional financing. In addition, the stock market in general, and the market for biotechnology and development-stage pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources.

The Company has never paid cash dividends on its common stock, and the Company does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future.

The Company has never declared or paid cash dividends on its common stock. The Company does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future. The Company intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of the Company’s common stock will be your sole source of gain for the foreseeable future

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended June 30, 2007:

			Total Number of	Maximum Number of
			Shares	Shares
			Purchased	That May
			as Part of	Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid Per	Plans or	Plans or
	Purchased	Share	Programs	Programs
April 1 through April 30, 2007	—	$—	—	—
May 1 through May 31, 2007	—	$—	—	—
June 1 through June 30, 2007	83,751	$0.05	—	—

Total	83,751	$0.05	—	—

        The shares set forth in the table above were repurchased from an employee upon termination of employment. As of June 30, 2007, 212,362 shares of common stock held by employees and service providers remain subject to repurchase by the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on June 4, 2007 to vote on the following proposals related to the Company’s Merger, the stockholders:

1. Approved the issuance of shares of the Company’s common stock, par value $0.001 per share, to the holders of equity securities of VIA Pharmaceuticals, Inc., a privately-held Delaware corporation, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus, VIA Pharmaceuticals, Inc. and Resurgens Merger Corp., a Delaware corporation and Corautus wholly-owned subsidiary, and the resulting change of control that occurred in connection with the share issuance.

For	Against	Abstain
12,208,950	512,876	13,194

2. Approved an amendment to the Company’s certificate of incorporation to increase the authorized shares of the Company’s common stock from 100,000,000 to 200,000,000.

For	Against	Abstain
12,178,828	542,113	14,079

3. Approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio within a range of 1:5 to 1:20, the final ratio to be determined by the Company’s board of directors and publicly announced.

For	Against	Abstain
12,642,885	78,564	13,571

4. Approved an amendment to the Company’s certificate of incorporation to change the Company’s name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.”

For	Against	Abstain
12,214,088	496,326	14,606

5. A proposal to adjourn the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes in favor of Proposal Nos. 1 through 4.

For	Against	Abstain
12,138,680	567,706	28,634

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change)

3.10	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.1	Amended and Restated Registration Rights Agreement, dated June 5, 2007, by and among VIA Pharmaceuticals, Inc. and the stockholders named therein (filed as Exhibit 10.11 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.2	Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)

10.3	Exclusive Agreement, effective February 28, 2005, between the Board of Trustees of the Leland Stanford Junior University and VIA Pharmaceuticals, Inc.

10.4	Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories

10.5	Research Agreement, effective September 25, 2006, between University of Liverpool and VIA Pharmaceuticals, Inc.

10.6	Patent Rights and Related Assets Purchase Agreement, dated as of January 25, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A.

10.7	Amendment No. 1 to Patent Rights and Related Assets Purchase Agreement, dated as of February 23, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A.

10.8	Exclusive Option Agreement, dated as of March 27, 2007, between Santen Pharmaceutical Co., Ltd. and VIA Pharmaceuticals, Inc.

10.9	Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.10	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.11	Employment Agreement, dated as of August 12, 2004, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.4 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.12	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.5 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.13	Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.14	Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.15	VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.16	VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.17	VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.18	Standard Director Form of Option Agreement

10.19	Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation

10.20	Form of Lock-Up Agreement, attached as Exhibit E to the Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)

21.1	Subsidiaries of VIA Pharmaceuticals, Inc.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

VIA PHARMACEUTICALS, INC.

By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer