Form 10-Q
period 2007-09-30
VIA Pharmaceuticals, Inc.
filed 2007-11-14
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 19,718,408 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

		Page No.

PART I. — FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Unaudited Condensed Statements of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006, and for the Period from June 14, 2004 (date of inception) to September 30, 2007	2
	Unaudited Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2007 and 2006, and for the Period from June 14, 2004 (date of inception) to September 30, 2007	3
	Notes to the Unaudited Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	27

PART II. — OTHER INFORMATION		28
Item 1A.	Risk Factors	28
Item 6.	Exhibits	28

SIGNATURE		31

EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,526,069	$3,337,360
Prepaid expenses and other current assets	977,988	111,107

Total current assets	28,504,,057	3,448,467
Property and equipment—net	344,167	182,309
Other non-current assets	92,726	95,644

Total	$28,940,950	$3,726,420

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$126,593	$150,384
Accrued expenses and other liabilities	3,338,115	1,161,307
Accrued merger transaction costs	36,265	—
Interest payable	—	279,111
Capital lease obligation—current portion	2,766	2,696
Short term convertible notes payable	—	8,000,000

Total current liabilities	3,503,739	9,593,498
Capital lease obligation—net of current portion	—	2,051
Deferred rent	4,776	4,776

Total liabilities	3,508,515	9,600,325

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $0.001 par value—200,000,000 and 55,758,150 shares authorized at September 30, 2007 and December 31, 2006, respectively; 19,718,408 and 445,043 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,718	1,197
Preferred stock Series A, $0.001 par value—5,000,000 and 18,586,050 shares authorized at September 30, 2007 and December 31, 2006, respectively; 0 and 3,234,900 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	8,703
Convertible preferred stock Series C, $0.001 par value—17,000 and 0 shares authorized at September 30, 2007 and December 31, 2006, respectively; 2,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $2,000,000	2	—
Additional paid-in capital	60,582,318	12,619,644
Treasury stock— 2,014 and 0 shares at September 30, 2007 and December 31, 2006, respectively	(10,276)	—
Accumulated other comprehensive income	17,819	12,582
Deficit accumulated in the development stage	(35,177,146)	(18,516,031)

Total shareholders’ equity (deficit)	25,432,435	(5,873,905)

Total	$28,940,950	$3,726,420

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					PERIOD FROM
					JUNE 14, 2004
					(DATE OF
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007	2006	2007
Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,435,352	1,355,997	7,496,679	4,205,148	19,875,879
General and administration	2,169,659	603,555	5,630,367	1,842,583	10,963,746
Merger transaction costs	—	—	3,824,090	—	3,824,090

Total operating expenses	4,605,011	1,959,552	16,951,136	6,047,731	34,663,715

Operating loss	(4,605,011)	(1,959,552)	(16,951,136)	(6,047,731)	(34,663,715)

Other income (expense):
Interest income	247,992	18,679	361,375	51,039	498,173
Interest expense	(129)	(75,273)	(59,873)	(338,624)	(998,744)
Other (expense) income-net	(3,145)	—	(11,481)	—	(12,860)

Total other income (expense)	244,718	(56,596)	290,021	(287,585)	(513,431)

Net Loss	$(4,360,293)	$(2,016,146)	$(16,661,115)	$(6,335,316)	$(35,177,146)

Loss per share of common stock—basic and diluted	$(0.27)	$(4.60)	$(2.58)	$(14.60)

Weighted average shares outstanding—basic and diluted	15,907,161	438,073	6,468,872	434,004

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			PERIOD FROM
			JUNE 14, 2004
			(DATE OF
	NINE MONTHS ENDED		INCEPTION) to
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(16,661,115)	$(6,335,316)	$(35,177,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,033	38,512	148,341
Change in unrealized gain on foreign currency hedge	5,237	—	17,819
Stock compensation expense	652,462	153,964	1,094,783
Deferred rent	—	—	4,776
Changes in assets and liabilities:
Prepaid expenses and other assets	(864,938)	(63,377)	(1,073,072)
Accounts payable	(23,791)	(143,600)	126,593
Accrued expenses and other liabilities	2,152,478	(698,973)	3,413,785
Accrued merger transaction costs	36,265	—	36,265
Interest payable	55,111	337,795	992,722

Net cash used in operating activities	(14,568,258)	(6,710,995)	(30,415,134)

Cash flows from investing activities:
Purchase of property and equipment	(216,586)	(132,005)	(452,847)
Cash provided in the Merger	11,147,160	—	11,147,160
Capitalized merger transaction costs	(350,069)	—	(350,069)

Net cash provided by (used in) investing activities	10,580,505	(132,005)	10,344,244

Cash flows from financing activities:
Proceeds from convertible promissory notes	5,000,000	11,200,000	24,425,000
Capital lease payments	(1,982)	(2,089)	(9,208)
Issuance of common stock	23,140,360	—	23,141,360
Exercise of stock options for the issuance of common stock	42,323	490	44,046
Repurchase and retirement of common stock	(4,239)	—	(4,239)

Net cash provided by financing activities	28,176,462	11,198,401	47,596,959

Increase in cash and cash equivalents	24,188,709	4,355,401	27,526,069
Cash and cash equivalents-beginning of period	3,337,360	442,867	—

Cash and cash equivalents-end of period	$27,526,069	$4,798,268	$27,526,069

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$334,222	$366,588

Conversion of notes to preferred stock Series A	$13,334,222	$12,183,500

See notes to the condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview— VIA Pharmaceuticals, Inc. (“VIA”, “the Company”, “we”, “our”, or “us”) is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small-molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Through September 30, 2007, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation— The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below.
     The unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 as included in Exhibit 99.1 attached to the Current Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission (“SEC”) on June 27, 2007.
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) through September 30, 2007.
     On June 5, 2007, Corautus Genetics, Inc. (“Corautus”) completed a merger (the “Merger”), with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens Merger Corp., a wholly-owned subsidiary of Corautus, merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus (the “Parent-Subsidiary Merger”), pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with GAAP. In connection with the Merger, the name of the business was changed from “Corautus Genetics, Inc.” to VIA Pharmaceuticals, Inc. and retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. The unaudited condensed financial statements included in this report reflect the historical results of privately-held VIA Pharmaceuticals prior to the Merger and that of the combined company following the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 1 to 15 reverse common stock split. Unless otherwise specified, as used throughout these unaudited condensed financial statements, “Company”, “we”, “us” and “our’ refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these unaudited condensed financial statements, “Corautus Genetics, Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
     Significant Risks and Uncertainty—As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of September 30, 2007, the Company had accumulated net deficit of $35,177,146.

     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through a merger with Corautus Genetics, Inc. (“Corautus”), that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. As described more fully in Note 3, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock in exchange for approximately $25.0 million. There can be no assurance that the additional cash from the Merger and the Private Securities Placement, as defined in Note 3, will be sufficient to fund future operations or cash needs of the Company. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
     Use of estimates— In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of a normal and recurring nature, necessary for the fair presentation of the unaudited condensed financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any subsequent interim period.
     The preparation of unaudited condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the unaudited condensed financial statements reported therein. The Company’s significant accounting estimates include pre-clinical and clinical trial accruals, estimated lives of property and equipment, and the realization of deferred assets, including the potential need for a valuation allowance against deferred tax assets. Actual results could differ from those estimates. A change in facts or circumstances surrounding these estimates could result in a change to estimates and impact future operating results.
     Research and Development Expenses—Research and development (“R&D”) are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
     The Company accrues costs for clinical trial activities performed by CROs and other third parties based upon the estimated amount of work completed on each study as provided by the CRO. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could record significant R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses.
     Accounting For Uncertainty in Income Taxes—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007. At the adoption date and as of September 30, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.
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

     The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net loss	$(4,360,293)	$(2,016,146)	$(16,661,115)	$(6,335,316)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	16,135,802	438,073	6,708,009	434,004
Less: Weighted-average shares of common stock subject to repurchase	(228,641)	—	(239,137)	—

Weighted-average shares used in computing basic net loss per share	15,907,161	438,073	6,468,872	434,004
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	15,907,161	438,073	6,468,872	434,004

Basic net loss per share	$(0.27)	$(4.60)	$(2.58)	$(14.60)

Diluted net loss per share	$(0.27)	$(4.60)	$(2.58)	$(14.60)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the nine month periods ended September 30, 2007 and 2006 because their inclusion would be anti-dilutive:

	Nine months ended
	September 30, 2007	September 30, 2006
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	1,171,298	431,977
Shares of common stock subject to outstanding warrants	96,520	—
Shares of common stock subject to conversion from Series A preferred stock	—	3,234,900

Total shares of common stock equivalents	1,267,548	3,666,877

     As described in Note 7, the number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C preferred stock becomes convertible, June 13, 2010. Accordingly, any shares to be issued have not been included in the table above.
     Comprehensive Income (Loss)—Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the three months and nine months ended September 30, 2007 and 2006:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net loss	$(4,360,293)	$(2,016,146)	$(16,661,115)	$(6,335,316)
Change in unrealized gain on foreign currency cash flow hedges	(781)	—	5,237	—

Total comprehensive loss	$(4,361,074)	$(2,016,146)	$(16,655,878)	$(6,335,316)

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
     The Company recorded a net gain of $1,538 and $2,391 for the three and nine months ended September 30, 2007 and a net gain of $2,009 for the period from June 14, 2004 (date of inception) to September 30, 2007, respectively. The net gains are included in other income (expense) in the condensed statement of operations. Net unrealized gains remaining in other accumulated comprehensive income (loss) was $17,819 and $12,582 at September 30, 2007 and December 31, 2006, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were outstanding at September 30, 2007 and December 31, 2006.
     New Accounting Pronouncements—In September 2006, SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), was issued which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect that its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect that its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (EITF 07-3),“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.
3. EQUITY FINANCING — PRIVATE INVESTMENT IN PUBLIC EQUITIES
     In connection with a securities purchase agreement dated June 29, 2007, the Company issued 10,288,065 shares of common stock in exchange for approximately $25.0 million through a private investment in public equities (the “Private Placement”). Under the terms of the agreement the first closing of 1,885,125 shares occurred July 2, 2007 and the second closing of 8,402,940 shares occurred August 8, 2007, after obtaining approval from stockholders holding a majority in voting power of the Company’s then outstanding common stock. Pursuant to the terms of the securities purchase agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the SEC to register for resale the shares of common stock sold in the Private Placement. Certain stockholders have waived their right to have their shares registered in connection with this Registration Statement. The Company was required to file a Registration Statement within 60 days of July 2, 2007 and the Company filed the Registration Statement on August 16, 2007. Subject to certain exceptions, in the event the Registration Statement is not declared effective within 90 days of July 2, 2007 (or 120 days in the event the Registration Statement is reviewed by the SEC), the Company will be required to pay each investor in the Private Placement an amount in cash equal to one-thirtieth of one and one-half percent of the aggregate purchase price paid by each investor for each day the filing or effectiveness of the Registration Statement is delayed, up to a maximum of 18% of such investor’s aggregate purchase price. In addition, the Company has agreed (i) subject to certain exceptions set forth in the securities purchase agreement, not to cause any other registration statement to be filed until the effective date of the Registration Statement and (ii) for a period that expires 60 days after the effectiveness of the Registration Statement, not to issue or sell any of its equity securities other than pursuant to an employee benefit plan or as compensation to consultants or independent contractors. The securities purchase agreement also provides for cash payments to investors for certain defined events including failure to maintain the Company’s stock listing for a period of three trading days and failure to maintain an effective registration statement preventing the sale of shares for five or more days. As described in Note 10 — Subsequent Event, the shares issued in the Private Placement were registered pursuant to a registration statement filed and declared effective by the SEC within the timeframes required under the securities purchase agreement, and therefore, no liquidated damages were required to be paid by the Company related to the filing of a registration statement or declaring such registration statement effective.
     Direct costs incurred related to the Private Placement of approximately $1.8 million, consisting principally of investment banking and legal fees, were netted against proceeds in recording the amount of common equity issued in the period ended September 30, 2007.
4. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which replaced SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are now being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
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
     Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through June 5, 2007 (date of completion of the Merger with Corautus), and related stock-based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represented the best estimate of market value to use in measuring compensation expense in accordance with APB 25. Since the Merger, the Company uses the closing stock price on the date the common stock options are granted to determine the fair market value of each option. The Company revalues each non-employee option quarterly based on the Company’s closing stock price on the last day of the quarter.
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
     The assumptions used to value option grants for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected life from grant date	5.27—6.25	5.30—6.08	5.00—6.25	5.30—6.08
Expected volatility	74—77%	67—69%	68%—77%	67%—75%
Risk free interest rate	4.20—5.03%	4.64%	4.20—5.03%	4.64%
Dividend yield	—	—	—	—

     The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the three months and nine months ended September 30, 2007 and 2006 and for the period from June 14, 2004 (date of inception) to September 30, 2007, which was included in the condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Research and development expense	$27,202	$37,425	$209,456	$68,173	$457,423
General and administrative expense	95,255	65,172	443,006	85,791	629,983

Total	$122,457	$102,597	$652,462	$153,964	$1,087,406

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.1 million in compensation expense over a weighted average remaining period of 2.56 years. However, no compensation expense will be recognized for any stock awards that do not vest.
5. RESEARCH AND DEVELOPMENT
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months and nine months ended September 30, 2007 and 2006, and for the period from inception (June 14, 2004) through September 30, 2007:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Externally generated research and development expense	$1,846,494	$809,847	$5,648,691	$2,804,353	$14,936,391
Internally generated research and development expense	588,858	546,150	1,847,988	1,400,795	4,939,488

Total	$2,435,352	$1,355,997	$7,496,679	$4,205,148	$19,875,879

     Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Externally generated research and development expense:
In-licensing expenses	$—	$—	$1,635,000	$10,000	$4,645,000
CRO and investigator expenses	1,109,978	246,194	2,285,256	728,372	3,494,242
Consulting expenses	313,487	303,293	818,926	1,231.653	3,693,976
Other	423,029	260,360	909,509	834,328	3,103,173

Total	$1,846,494	$809,847	$5,648,691	$2,804,353	$14,936,391

     Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Internally generated research and development expense:
Payroll and related expenses	$421,914	$328,873	$1,270,597	$874,316	$3,344,245
Stock-based compensation	27,202	37,425	209,457	68,173	457,423
Travel and entertainment expenses	46,999	98,883	127,164	254,445	546,702
Other	92,743	80,969	240,770	203,861	591,118

Total	$588,858	$546,150	$1,847,988	$1,400,795	$4,939,488

6. FINANCING ARRANGEMENTS
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
     The Company evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the unaudited condensed statements of operations.
7. EQUITY
     Prior to the Merger, the total number of authorized shares of common stock of privately-held VIA Pharmaceuticals, Inc. was 55,758,150 and the total number of authorized shares of preferred stock of privately-held VIA Pharmaceuticals, Inc. was 18,586,050. On June 5, 2007, in connection with the Merger and following the Parent-Subsidiary Merger, the Certificate of Incorporation of Corautus became the Certificate of Incorporation of the Company, and the Company further amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The Certificate of Incorporation of the Company provides that total number of authorized shares of preferred stock of the Company is 5,000,000. Significant components of the Company’s stock are as follows:
     Common Stock—The Company’s authorized common stock was 200,000,000 shares at September 30, 2007 and 55,758,150 shares at December 31, 2006. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2007 and December 31, 2006, the Company had reserved the following shares of common stock for issuance:

(in shares)	September 30, 2007	December 31, 2006
Convertible preferred stock and convertible notes	—	18,586,050
2002 Stock Plan—outstanding and available to grant	407,920	387,920
2004 Stock Plan—outstanding and available to grant	848,538	1,134,775
Common stock warrants	96,520	—

Total	1,352,978	20,108,745

     Preferred Stock—The Company’s authorized preferred stock was 5,000,000 shares at September 30, 2007 and 18,586,050 shares at December 31, 2006. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.
     There were 2,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2007 and December 31, 2006, respectively. Holders of the Series C Preferred Stock are not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share and have no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of Series C Preferred converted.

     Stock Option Plans— In November 2002, the Corautus Board of Directors adopted the 2002 Stock Plan, which was approved by Corautus stockholders in February 2003 and was amended by Corautus stockholder approval in May 2004. Under the 2002 Stock Plan, the Board of Directors or a committee of the Board of Directors has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or nonstatutory stock options, as determined by the Board of Directors or a committee. The 2002 Stock Plan, as amended in May 2004, reserved an additional 233,333 shares for issuance under the 2002 Stock Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 20,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from one to two years and expire ten years from date of grant or three months after termination of employment or service, if sooner. Under the Corautus stock plans, the Company had 81,964 and 26,624 shares available for future grant as of September 30, 2007 and December 31, 2006, respectively.
     A summary of option activity for the nine month period ended September 30, 2007 under the plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding—December 31, 2006	361,291	$46.05
Granted	—	—
Exercised	—	—
Canceled and expired	(35,385)	$76.73

Outstanding—September 30, 2007	325,906	$42.68

     The following table summarizes information concerning outstanding and exercisable Corautus options at September 30, 2007:

	Options Outstanding, Vested and Exercisable
		Average	Weighted
Range of	Number	Remaining	Average
Exercise	of Options	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price
$5.25-$12.75	108,065	9.37	$12.38
$19.50	81,368	6.33	$19.50
$33.60-$44.10	2,496	6.31	$41.73
$59.70-$72.45	25,642	7.40	$64.78
$75.15-$113.40	107,672	7.33	$81.68
$215.25-$1,023.75	663	4.38	$641.78

	325,906	7.75	$42.68

     In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan (the “Plan”). Under the Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Board authorized an increase of 743,442 shares to the Plan for a total of 1,170,921 authorized shares available for grant from the Plan. The Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to four year vesting (twenty-five percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 3,146 and 482,633 shares available for future grants as of September 30, 2007 and December 31, 2006, respectively.

     A summary of option activity for the nine month period ended September 30, 2007 under the Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding—December 31, 2006	652,124	$0.09
Granted	510,637	$3.47
Exercised	(317,369)	0.14
Canceled	—	—

Outstanding—September 30, 2007	845,392	$2.12

     A total of 241,106 shares of options were early exercised before the shares were vested pursuant to provisions of the share grants under the Plan, of which 185,373 shares remain unvested as of September 30, 2007 and are subject to repurchase by the Company in the event of employee termination.
     The following table summarizes information concerning outstanding and exercisable options outstanding at September 30, 2007:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	of Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	267,202	7.69	$0.03	264,122	7.69	$0.03	205,594	$0.03
$0.14	102,493	9.05	$0.14	89,163	9.05	$0.14	59,771	$0.14
$3.48	416,225	9.84	$3.48	394,118	9.84	$3.48	8,656	$3.48
$5.10	22,300	9.68	$5.10	22,300	9.68	$5.10	22,300	$5.10
$5.55	37,172	9.68	$5.55	35,313	9.68	$5.55	37,172	$5.55

	845,392	9.05	$2.12	805,016	9.05	$2.12	333,493	$1.09

     The weighted average fair value of options granted was $2.78 per share during the nine month period ended September 30, 2007. The total intrinsic value of stock options exercised for the nine months ended September 30, 2007 and 2006 was $1,825,722 and $1,903, respectively. The estimated fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $716,874 and $82,283, respectively.
     Warrants
     The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. Outstanding warrants to purchase approximately 77,934 shares of common stock at exercise prices of $15.00—$125.63 will expire in 1 — 6 years.
     In July 2007 the Company issued warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants begin vesting 30 days after the issuance date and vest over a twelve month period. The warrants were valued at $42,000 using the Black-Scholes pricing model using an expected life of 6.25 years, a 4.2% risk-free interest rate, and a 77% volatility rate. The warrants are expensed as stock-based compensation expense over the vesting period in the unaudited condensed statements of operations.
8. INCOME TAXES
     At December 31, 2006, the Company had U.S. net operating loss carry forwards of approximately $11.3 million. As of September 30, 2007, approximately $6.7 million of the net operating loss carry forward may be subject to annual limitations as a result of Internal Revenue Code (“IRC”) Section 382 ownership changes, which may have occurred on March 31, 2006. Additionally, Federal Research and Development Credits of approximately $240,000 generated in 2004, 2005 and for the three months ended March 31, 2006 may be lost due to the annual limitations as a result of possible IRC Section 382 ownership changes.

9. CONTINGENCIES
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
10. SUBSEQUENT EVENT
     As described in Note 3 — Equity Financing, the Company issued shares pursuant to a securities purchase agreement that required the Company to register such shares with the Securities Exchange Commission (“SEC”). On October 16, 2007 the Company’s Registration Statement on Form S-3 (File no. 333-145504) related to these shares was declared effective satisfying the Company’s obligation under the securities purchase agreement.

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
Overview
Description of Business and Background
     The Company (“VIA”, “The Company”, “we”, “our”, or “us”) a development stage company, is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of artherosclerosis and its complication, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events, such as heart attack and stroke.
     During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 as oral therapies for the treatment of patients undergoing a carotid endarterectomy, or CEA, and patients at risk for acute coronary syndrome (“ACS”). In October 2007, the Company’s Data Safety Monitoring Board (“DSMB”) performed a review of both safety and efficacy data related to our two Phase II clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.
     Following the results of the DSMB review, the Company decided to begin enrolling patients in an additional Phase II clinical trial that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”), to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an ACS event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.
     Through September 30, 2007, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of September 30, 2007, the Company’s accumulated deficit was approximately $35.2 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell product candidates.
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
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 through a merger with Corautus Genetics, Inc. (“Corautus”), that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. As described more fully in Note 3, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock in exchange for approximately $25.0 million. There can be no assurance that the additional cash from the Merger and the Private Securities Placement, as defined in Note 3, will be sufficient to fund future operations or cash needs of the Company. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

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
Research and Development Expenses
     Since inception, the Company has focused on the development of compounds for the treatment of cardiovascular disease. The Company currently has one compound, VIA-2291, in two separate Phase II clinical trials in North America and Europe.
     Research and development (“R&D”) expense represented 44% and 70% of total operating expense for the nine months ended September 30, 2007 and 2006, respectively, and 53% and 69% for the three months ended September 30, 2007 and 2006, respectively. R&D expense was 70%, 75%, and 57% of the Company’s total operating expenses for the years ended December 31, 2006 and 2005, for the period from June 14, 2004 (date of inception) to September 30, 2007, respectively. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
•	Compensation of personnel associated with research and development activities, including consultants, investigators, and clinical research organizations (“CROs”);

•	In-licensing fees;

•	Laboratory supplies and materials;

•	Costs associated with the manufacture of product candidates for pre-clinical testing and clinical studies;

•	Pre-clinical costs, including toxicology and carcinogenicity studies;

•	Fees paid to professional service providers for independent monitoring and analysis of the Company’s clinical trials;

•	Depreciation and equipment; and

•	Allocated costs of facilities and infrastructure.
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months and nine months ended September 30, 2007 and 2006, and for the period from June 14, 2004 (date of inception) through September 30, 2007:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Externally generated research and development expense	$1,846,494	$809,847	$5,648,691	$2,804,353	$14,936,391
Internally generated research and development expense	588,858	546,150	1,847,988	1,400,795	4,939,488

Total	$2,435,352	$1,355,997	$7,496,679	$4,205,148	$19,875,879

     Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Externally generated research and development expense:
In-licensing expenses	$—	$—	$1,635,000	$10,000	$4,645,000
CRO and investigator expenses	1,109,978	246,194	2,285,256	728,372	3,494,242
Consulting expenses	313,487	303,293	818,926	1,231.653	3,693,976
Other	423,029	260,360	909,509	834,328	3,103,173

Total	$1,846,494	$809,847	$5,648,691	$2,804,353	$14,936,391

     Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Internally generated research and development expense:
Payroll and related expenses	$421,914	$328,873	$1,270,597	$874,316	$3,344,245
Stock-based compensation	27,202	37,425	209,457	68,173	457,423
Travel and entertainment expenses	46,999	98,883	127,164	254,445	546,702
Other	92,743	80,969	240,770	203,861	591,118

Total	$588,858	$546,150	$1,847,988	$1,400,795	$4,939,488

     Because of the risks inherent in research and development, the Company cannot reasonably estimate or fully know the nature, timing and estimated costs of the efforts necessary to complete the development of its programs, the anticipated completion dates of these programs, or the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates. Any failure by the Company or one of its partners to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on the Company’s operations, financial position and liquidity.
     The Company does not presently segregate research and development costs by project because our research is focused exclusively on vascular inflammation in the blood vessel wall, as a unitary field of study. Although the Company has a mixture of pre-clinical and clinical research and development, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.
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
     The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. We have two Phase II clinical trials that began in 2006 which will increase the rate of research and development spending in future periods.
     In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis, or the Stanford Platform. The Company’s Chief Scientific Officer and one of its founders, Thomas Quertermous, M.D., developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allows the Company to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provides a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. The Stanford License permits the Company to utilize the various components of the Stanford Platform to evaluate established pharmaceutical compounds, study relevant observations from cardiovascular-related literature and profile compounds it has targeted for acquisition or licensing. The Company’s ability to utilize the Stanford Platform provides it with useful insight into the molecular pathways most relevant to the disease process. In addition, it enables the Company to determine the potential utility of compounds for the treatment of vascular inflammation in humans.
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
     In March, 2007 the Company entered into an exclusive option with Santen Pharmaceutical Co., Ltd. (“Santen”) to exclusively license certain pre-clinical compounds of potential interest in treating vascular inflammation for atherosclerosis. Under the terms of the option agreement, the Company paid $25,000 for a twelve month option to evaluate these compounds, and make a decision to exclusively license the compounds for use in developing potential drugs. In the event that the Company enters into the exclusive license agreement, a payment of $350,000 is required and the agreement will provide for future royalties determined based on the volume of product sales.
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
     The Company anticipates increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act of 2002. These increases also will likely include the hiring of additional personnel. Increases will be partially offset by the reduction in one time costs incurred in connection with becoming a publicly-traded company, including costs with regards to completion of the merger transaction, various initial regulatory filings, and fees paid to lawyers, accountants and investment bankers.
Interest Income, Interest Expense and Other Expenses
     Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured convertible notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions.
Results of Operations
Comparison of the three months ended September 30, 2007 and 2006
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2007 and 2006 together with the change in such items in dollars and as a percentage:

	For the three months ended
	Sept 30, 2007	Sept 30, 2006	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	2,435,352	1,355,997	1,079,355	80%
General and administrative expense	2,169,659	603,555	1,566,104	259%
Interest income	247,992	18,679	229,313	1,228%
Interest expense	129	75,273	(75,144)	(100)%
Other expense	3,145	—	3,145	—
     Revenue. The Company did not generate any revenues in the three months ended September 30, 2007 and 2006, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased approximately 80%, or approximately $1.1 million from $1.3 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007. The $1.1 million increase was primarily attributable to an increase of approximately $100,000 in payroll and payroll related compensation expense from $300,000 in the three months ended September 30, 2006 to $400,000 in the three months ended September 30, 2007, an increase of $900,000 in clinical trial CRO and investigator expenses from $200,000 in the three months ended September 30, 2006 to $1.1 million in 2007, a $75,000 increase in manufacturing and labeling expenses from $25,000 in the three months ended September 30, 2006 to $100,000 in the nine months ended September 30, 2007, and an increase of $100,000 in research lab data analysis expenses from $100,000 in the three months ended September 30, 2006 to $200,000 in the three months ended September 30, 2007. The payroll and related increase of $100,000 resulted from an increase of one R&D employee from seven in the three months ended September 30, 2006 to eight in the three months ended September 30, 2007. The headcount was increased to manage and support the two VIA-2291 clinical trials which began in the second half of 2006. The $900,000 increase in clinical trial investigator expenses and the increase of $100,000 in lab data analysis expenses also resulted from the ongoing VIA-2291 Phase II clinical trials.
     General and Administrative Expense. General and administrative expense increased approximately 259%, or approximately $1.6 million, from $600,000 for the three months ended September 30, 2006 to $2.2 million for the three months ended September 30, 2007. The $1.6 million increase was primarily attributable to an increase of approximately $300,000 in payroll and payroll related compensation expense from $300,000 in the three months ended September 30, 2006 to $600,000 in the three months ended September 30, 2007, a $300,000 increase in audit expenses from $0 for the three months ended September 30, 2006 to approximately $300,000, a $300,000 increase in corporate public company expenses from approximately none in the three months ended September 30, 2006 to $300,000 in the three months ended September 30, 2007, and an increase of $400,000 in legal expenses from approximately none in the three months ended September 30, 2006 to $400,000 in the three months ended September 30, 2007, a $300,000 increase in consulting and other expenses from $100,000 in the three months ended September 30, 2006 to $400,000 in the three months ended September 30, 2007. The payroll and related increase of $300,000 was attributable primarily to an increase of five employees from four in the three months ended September 30, 2006 to nine in the three months ended September 30, 2007 and related recruiting and relocation costs. The $1.0 million increase in audit, legal and public company expenses was primarily attributable to the expenses incurred to successfully merge with Corautus, a publicly traded company, expanded general legal and patent work in the three months ended September 30, 2007, and increased board fees, printer fees and investor relation expenses incurred as a public company.
     Interest Income. Interest income increased approximately $200,000, from $0 in the three months ended September 30, 2006 to $200,000 in the three months ended September 30, 2007. The increase was primarily attributable to higher average cash and cash equivalents balances in the three months ended September 30, 2007. The higher cash and cash equivalent balances in the three months ended September 30, 2007 resulted from the $11.1 million in cash received in the Merger on June 5, 2007 and the $25.0 million received in the Private Placement (see Note 3).
     Interest Expense. Interest expense decreased 100% or approximately $75,000 from $75,000 in the three months ended September 30, 2006 to $0 in the three months ended September 30, 2007. The decrease was primarily attributable to a decrease of approximately $3.7 million in the average loan balance from approximately $3.7 million in the three months ended September 30, 2006 to $0 in the three months ended September 30, 2007.
     Other Expense. Other expense increased approximately $3,000 from $0 in the three months ended September 30, 2006 to $3,000 in the three months ended September 30, 2007. The increase was primarily attributable to an increase of approximately $24,000 in net realized and unrealized foreign exchange losses related to outstanding CRO liabilities denominated in euros, net of $21,000 in unrealized foreign exchange gains related to a bank account denominated in euros.
Comparison of the nine months ended September 30, 2007 and 2006
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2007 and 2006 together with the change in such items in dollars and as a percentage:

	For the nine months ended
	Sept 30, 2007	Sept 30, 2006	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	7,496,679	4,205,148	3,291,531	78%
General and administrative expense	5,630,367	1,842,583	3,787,784	206%
Merger transaction costs	3,824,090	—	3,824,090	—
Interest income	361,375	51,039	310,336	608%
Interest expense	59,873	338,624	(278,751)	(82)%
Other expense	11,481	—	11,481	—

     Revenue. The Company did not generate any revenues in the nine months ended September 30, 2007 and 2006, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 78%, or approximately $3.3 million, from $4.2 million for the nine months ended September 30, 2006 to $7.5 million for the nine months ended September 30, 2007. The $3.3 million increase was primarily attributable to an increase of approximately $400,000 in payroll and payroll related compensation expense from $900,000 in the nine months ended September 30, 2006 to $1.3 million in the nine months ended September 30, 2007; an increase of $1.6 million in in-licensing expenses from $10,000 in the nine months ended September 30, 2006 to $1.6 million in the nine months ended September 30, 2007, an increase of $1.6 million in clinical trial CRO and investigator expenses from $700,000 in the nine months ended September 30, 2006 to $2.3 million in the nine months ended September 30, 2007, an increase of $100,000 in stock-based compensation expense from approximately $100,000 in the nine months ended September 30, 2006 to approximately $200,000 in the nine months ended September 30, 2007, net of a decrease of $400,000 in consulting expenses from $1.2 million in the nine months ended September 30, 2007 to $800,000 in the nine months ended September 30, 2007. The payroll and related increase of $400,000 resulted from an increase of one R&D employee from seven in the nine months ended September 30, 2006 to eight in the nine months ended September 30, 2007. The additional headcount replaced certain consultants resulting in the $400,000 decrease in consulting expense. The headcount increase was related to increased activities in the two VIA-2291 clinical trials which began in the second half of 2006 as well as increased R&D collaboration efforts. The increase in clinical trial CRO expenses of $1.6 million also resulted from the ongoing VIA-2291 Phase II clinical trials.
     General and Administrative Expense. General and administrative expense increased 206%, or approximately $3.8 million, from $1.8 million for the nine months ended September 30, 2006 to $5.6 million for the nine months ended September 30, 2007. The $3.8 million increase was primarily attributable to an increase of approximately $1.5 million in payroll and payroll related compensation expense from $900,000 in the nine months ended September 30, 2006 to $2.4 million in the nine months ended September 30, 2007; an increase of approximately $400,000 for stock-based compensation expense from $100,000 in the nine months ended September 30, 2006 to $500,000 in the nine months ended September 30, 2007, an increase of approximately $1.5 million for corporate expenses from $300,000 in the nine months ended September 30, 2006 to $1.8 million in the nine months ended September 30, 2007; and an increase of $500,000 in other expenses, including a $100,000 increase in travel and entertainment expenses and a $300,000 increase in consulting expenses and a $100,000 in facilities and related expenses from $500,000 in the nine months ended September 30, 2006 to $1.0 million in the nine months ended September 30, 2007. The payroll and related expense increase of $1.5 million was attributable primarily to an increase of five employees from four in the nine months ended September 30, 2006 to nine in the nine months ended September 30, 2007 and related recruiting and relocation costs. The increase of $400,000 in stock-based compensation expense was attributable to a significant increase in the number of outstanding stock option shares granted subsequent to September 30, 2006. The increase of $1.5 million in corporate expenses consists primarily of a $550,000 increase in audit fees from $50,000 in the nine months ended September 30, 2006 to $600,000 in the nine months ended September 30, 2007; an increase of $600,000 in public company expenses from $0 in the nine months ended September 30, 2006 to $600,000 in the nine months ended September 30, 2007, and a $350,000 increase in legal expenses from $200,000 in the nine months ended September 30, 2006 to $550,000 in the nine months ended September 30, 2007. The increase in corporate expenses was primarily attributable to the expenses incurred to successfully merge with Corautus, a publicly traded company, expanded legal patent work in the nine months ended September 30, 2007, and increased board fees, printer fees and investor relation expenses incurred as a public company.
     Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired and this amount was expensed in results of operations in the nine months ended September 30, 2007.
     Interest Income. Interest income increased 608%, or approximately $300,000, from $100,000 in the nine months ended September 30, 2006 to $400,000 in the nine months ended September 30, 2007. The increase was primarily attributable to higher average cash and cash equivalents balances in the nine months ended September 30, 2007.
     Interest Expense. Interest expense decreased 82%, or approximately $300,000, from $400,000 in the nine months ended September 30, 2006 to $100,000 in the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in the average loan balance of $4.4 million from approximately $5.4 million in the nine months ended September 30, 2006 to approximately $1.0 million in the nine months ended September 30, 2007.

     Other Expense. Other expense increased 100%, or approximately $11,000, from $0 in the nine months ended September 30, 2006 to $11,000 in the nine months ended September 30, 2007. The increase was attributable to an increase of approximately $37,000 in realized and unrealized foreign exchange losses primarily related to outstanding CRO liabilities denominated in euros, net of $26,000 in unrealized foreign exchange gains related to a bank account denominated in euros.
Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from inception (June 14, 2004), the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus and the Private Placement. The Company has incurred significant losses since its inception and most likely will continue to do so.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company received $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007 and as more fully explained in Note 3 to the Unaudited Condensed Financial Statements, the Company received approximately $25.0 million in exchange for 10,288,065 shares of common stock in the Private Placement which closed in July and August of 2007. While the Company believes that this $36.1 million influx of cash provides sufficient funds to enable the Company to meet its ongoing working capital requirements for the next twelve months, there can be no assurance that the $27.5 million of cash on hand at September 30, 2007 will be sufficient to fund future operations or cash needs of the Company beyond twelve months. As a result, the Company will be required to raise additional capital through a combination of debt or equity financings, or may be required to reduce the level of activities in its clinical trials or other operations.
     Prior to the Merger and the Private Placement, the Company received an aggregate of $24.4 million in cash in exchange for the issuance of secured convertible notes to finance its operations. All of the notes were converted to Series A Preferred Stock. Within the nine months ended September 30, 2007, the Company issued secured convertible notes in exchange for $5 million in cash. In the nine months ended September 30, 2006, the Company issued secured convertible notes in exchange for $11.2 million in cash. All of the $24.4 million in secured convertible notes have been converted to equity as of September 30, 2007.
     At September 30, 2007, the Company had $27.5 million in cash and cash equivalents as compared to $3.3 million as of December 31, 2006. The increase of approximately $24.2 million was attributable to receipts of $41.6 million net of disbursements of $17.4 million. The Company received approximately $25.0 million in the Private Placement, $11.1 million in the Merger, $5.0 million through the issuance of secured convertible notes and $500,000 obtained in interest income and as a result of the exercise of stock options in the nine months ended September 30, 2007. The Company disbursed cash of $3.8 million for Merger related transaction costs, $1.6 million in equity financing related expenses, $3.5 million in payroll and related expenses, $3.5 million in research and development expenses, $1.3 million in consulting expenses, and $3.7 million in corporate and other expenditures in the nine months ended September 30, 2007.
     At September 30, 2006, the Company had $4.7 million in cash and cash equivalents as compared to $400,000 at December 31, 2005. The increase of approximately $4.3 million was primarily attributable to receipts of $11.2 million net of disbursements of $6.9 million. The Company received $11.2 million through the issuance of secured convertible notes, and $50,000 in interest income and through the exercise of stock options in the nine months ended September 30, 2006. The Company disbursed $2.6 million for research and development expenses, $1.6 million for consulting services, $1.5 million for payroll and related expenses $600,000 for corporate expenses, and $600,000 for travel and entertainment, facilities and other expenses in the nine months ended September 30, 2007.
     The Company used $14.6 million in net cash from operations in the nine months ended September 30, 2007, $6.7 million in the nine months ended September 30, 2006, and $30.4 million for the period from June 14, 2004 (date of inception) through September 30, 2007. The decrease of approximately $7.9 million from September 30, 2006 to September 30, 2007 in cash flow from operations resulted primarily from a $10.3 million increase in the comparable nine month period losses; net of an increase of $500,000 in stock based compensation expense and a $1.9 million increase in the change in net assets and liabilities for the nine month period ended September 30, 2007. The $1.9 million increase in net assets and liabilities is attributable primarily from an increase of $2.7 million in liabilities related to increased research and development accrued expenses, net of an increase of $800,000 in prepaid expenses related to future research and development expenses. The increase of approximately $10.3 million in the net loss was the result of an increase of approximately $3.3 million in R&D expenses as described above, an increase of approximately $3.8 million in general and administrative expenses, and the $3.8 million in Merger costs in the nine months ended September 30, 2007 as described above, net of a decrease in net interest of $600,000. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.

     The Company obtained $10.6 million in net cash from investing activities in the nine months ended September 30, 2007, used $100,000 in the nine months ended September 30, 2006, and has obtained $10.3 million cash from investing activities for the period from June 14, 2004 (date of inception) through September 30, 2007. The Company received $11.1 million in net cash from the Merger, net of $400,000 in capitalized Merger costs, and net of $200,000 in capital expenditures in the nine months ended September 30, 2007. The Company expended $100,000 in capital expenditures in the nine months ended September 30, 2006.
     Net cash provided from financing activities increased by $17.0 million from $11.2 million in the nine months ended September 30, 2006 to $28.2 million in the nine months ended September 30, 2007. The $17.0 million increase is primarily attributable to the net of $23.1 million of cash received in the equity financing and $5.0 million in cash received through the issuance of secured convertible notes in the nine months ended September 30, 2007, net of the $11.2 million in cash received through the issuance of secured convertible notes in the nine months ended September 30, 2006.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of September 30, 2007:

	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term capital lease obligations (1)	$2,766	$2,766	$—	$—	$—
Operating lease obligations (2)	322,915	171,478	106,970	44,467	—
Stanford license (3)	870,000	25,000	60,000	85,000	700,000
Abbott license (4)	—	—	—	—	—

	$1,195,681	$199,244	$166,970	$129,467	$700,000

(1)	Long-term capital lease of a copier.

(2)	On September 1, 2005, the Company entered into a five-year operating lease for 1,980 square feet of office space for clinical offices in Princeton, New Jersey. On November 1, 2005, the Company entered into a three-year operating lease for 4,776 square feet of office space for the headquarters offices in San Francisco, California. Future minimum lease payments under the operating leases total $203,588, $148,010, $48,510, $48,510, and $32,340 for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

(3)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $10,000 in 2006 and 2007 respectively, $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that uses the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of September 30, 2007, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(4)	In August 2005, the Company entered into an exclusive license agreement with Abbott Laboratories for the development and commercialization of a patented compound and related technology, formerly known as ABT-761 and subsequently renamed VIA-2291. In exchange, the Company agreed to make certain payments to Abbott, including $2.0 million for the grant of the license which was expensed in the year ending December 31, 2005, $1.0 million for the transfer of the licensed technology expensed in the year ending December 31, 2005, and is committed to make payments of various specified amounts upon the achievement of certain development milestones and the achievement of certain worldwide sales milestones. These include $1.0 million upon the first dosing of a patient in a Phase III clinical trial, $3.0 million upon the acceptance of the filing of the first NDA in the United States, $2.0 million upon the acceptance of the first filing of an Marketing Authorization Application in Europe, $6.0 million upon regulatory approval in the US, and $4.0 million upon first regulatory approval in either the UK, France, Italy, Germany or Spain, and $3.0 million upon the first regulatory approval in Japan. As of December 31, 2006, we are not able to determine with any certainty that these milestones will be attained. Beyond the aforementioned milestones, the Company has also agreed to pay Abbott various sales related milestone payments based upon the volume of future sales. At June 30, 2007, the Company is also not able to determine with any certainty that these milestones will be attained.
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
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 3 to the Notes to the Unaudited Condensed Financial Statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, the results which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Research and Development Accruals
     As part of the process of preparing its financial statements, the Company is required to estimate expenses that the Company believes it has incurred, but has not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on the Company’s behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in its financial statements. Examples of expenses for which the Company accrues include professional services, such as those provided by certain CROs and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. The Company makes these estimates based upon progress of activities related to contractual obligations and also information received from vendors.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company, prior to June 5, 2007, was a privately-held company, and therefore there were no publicly quoted prices for its common stock. For 2004 and 2005 disclosures under FAS 123, the Company’s calculations are based upon valuations obtained from independent, outside valuation specialists engaged to determine the “fair value” of the common stock at the time of option grants. Fair value of the Company’s stock for 2006 option grants and option grants through March 31, 2007, and related stock-based compensation expense, has been determined based upon the February 22, 2007 quoted stock price of Corautus. The Company has taken public shares expected to be issued in connection with the Merger, the anticipated exchange ratio for its shares of common stock and Corautus common stock, and has applied a 10% discount to determine fair value of its common stock for 2006 option grants. The stock-based compensation computed under this methodology was then amortized to expense as the underlying options vest. The Company established a fair value for options granted in the period from April 1, 2007 through June 5, 2007 (the date of the Merger) using the Company’s (Corautus pre-Merger) closing stock price on the date the options were granted. Since the Merger, the Company uses the closing stock price on the date the common stock options are granted to determine the fair market value. The Company revalues each non-employee option quarterly based on the Company’s closing stock price on the last day of the quarter.
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

     The Company recorded stock-based compensation expense associated with stock options during the three months and nine months ended September 30, 2007 and 2006 as follows:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Research and development expense	$27,202	$37,425	$209,457	$68,173	$457,423
General and administrative expense	95,255	65,172	443,006	85,791	629,983

Total	$122,457	$102,597	$652,462	$153,964	$1,087,406

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.1 million in compensation expense over a weighted average remaining period of 2.56 years. However, no compensation expense will be recognized for any stock awards that do not vest.
Forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to obtain necessary financing;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the CEA, ACS and FTD-PET clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates; and

•	general economic and business conditions

•	the other risks described under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 on file with the SEC and in Part II, Item 1A below.
All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of these statements in light of new information or future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s financial instruments consist primarily of cash and cash equivalents. These financial instruments, principally comprised of money market funds, are subject to interest rate risk and will decline in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007 and September 30, 2006, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount. Because of the relatively short maturities of the Company’s investments, the Company does not expect interest rate fluctuations to materially affect the aggregate value of its financial instruments.
Foreign Currency Exchange Rate Risk
Periodically, the Company uses forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. These forward foreign exchange contracts, carried at fair value, may have maturities ranging from one to 12 months. Such cash flow exposures result from portions of the Company’s forecasted clinical trial expenses that will be denominated in currencies other than the U.S. dollar, primarily the Euro. As of September 30, 2007, the Company did not have any outstanding forward foreign exchange contracts. The Company enters into these foreign exchange contracts to hedge forecasted clinical service expenses in the normal course of business, and accordingly, the contracts are not speculative in nature. The Company recorded a net gain of $1,538 and $2,391 for the three and nine months ended September 30, 2007, respectively, and a net gain of $2,009 for the period from June 14, 2004 (date of inception) to September 30, 2007, respectively. The net gains are included in other income (expense) in the condensed statement of operations. Net unrealized gains remaining in other accumulated comprehensive income (loss) was $17,819 and $12,582 at September 30, 2007 and December 31, 2006, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were outstanding at September 30, 2007 and December 31, 2006. If the foreign currency rates were to fluctuate by 10% from exchange rates at September 30, 2007 and September 30, 2006, the effect on our financial statements would not be material. Because these derivatives are hedges related to future purchases, the Company does not expect foreign exchange rate fluctuations will materially affect its earnings.

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
     There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1A. Risk Factors
     This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to operating expenses, net income, and earnings per share
     The risk factors set forth in our Form 10-Q for the quarter and six months ended June 30, 2007, are hereby further supplemented to include the following:
     Our Phase II clinical trial of VIA-2291 utilizing Positron Emission Tomography with fluorodeoxyglucose tracer, or FDG-PET, utilizes new, innovative imaging technology that does not represent a widely accepted and validated clinical trial endpoint for measuring inflammation in atherosclerosis. The results of this clinical trial may not be predictive of future results and may not be consistent with the results of our other current ongoing clinical trials.
     We plan to enroll 50 patients following an acute coronary syndrome, or ACS event, into a 24 week randomized, double blind, placebo-controlled Phase II clinical trial. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial endpoint for measuring vascular inflammation. If the results from this clinical trial are unfavorable, we may be delayed or prevented from completing subsequent clinical trials related to VIA-2291 or from commercially launching VIA-2291. In addition, the results of this clinical trial may not be predictive of future results and may not be consistent with results from either the ongoing CEA or ACS clinical trials, which may delay or prevent regulatory approval of VIA-2291, may harm our ability to develop and commercialize VIA-2291, and may negatively impact our ability to raise additional capital in the future.
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit No.	Description
3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.1	Amended and Restated Registration Rights Agreement, dated June 5, 2007, by and among VIA Pharmaceuticals, Inc. and the stockholders named therein (filed as Exhibit 10.11 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.2	Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)

10.3	Exclusive Agreement, effective February 28, 2005, between the Board of Trustees of the Leland Stanford Junior University and VIA Pharmaceuticals, Inc. (filed as 10.3 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.4	Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.5	Research Agreement, effective September 25, 2006, between University of Liverpool and VIA Pharmaceuticals, Inc. (filed as 10.5 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.6	Patent Rights and Related Assets Purchase Agreement, dated as of January 25, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. (filed as 10.6 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.7	Amendment No. 1 to Patent Rights and Related Assets Purchase Agreement, dated as of February 23, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. (filed as 10.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.8	Exclusive Option Agreement, dated as of March 27, 2007, between Santen Pharmaceutical Co., Ltd. and VIA Pharmaceuticals, Inc. (filed as 10.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.9	Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.10	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.11	Employment Agreement, dated as of August 12, 2004, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.4 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.12	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.5 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.13	Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.14	Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.15	VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

Exhibit No.	Description
10.16	VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.17	VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.18	Standard Director Form of Option Agreement (filed as 10.18 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.19	Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation (filed as 10.19 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.20	Form of Lock-Up Agreement, attached as Exhibit E to the Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2007

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer