Form 10-K
period 2007-12-31
VIA Pharmaceuticals, Inc.
filed 2008-03-28
CIK 1003929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 0-27264

VIA PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0687976
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

750 Battery Street, Suite 330
San Francisco, California 94111
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(415) 283-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered

Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $10,339,000 based upon the closing sales price of the registrant’s common stock on The NASDAQ Capital Market on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2008 was 19,707,257.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

Forward-looking statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s ability to obtain necessary financing;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the ACS and FDG-PET clinical trials;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing cardiovascular clinical trials using histology, measurement of biomarkers, and medical imaging;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in Part I, Item 1A below.

All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of these statements in light of new information or future events.

ITEM 1.	BUSINESS

Corporate History and Description of Merger

On June 5, 2007, privately-held VIA Pharmaceuticals, Inc. completed a reverse merger transaction (the “Merger”) with Corautus Genetics Inc. Until shortly before the Merger, Corautus Genetics Inc. (“Corautus”) was primarily focused on the clinical development of gene therapy products using a vascular growth factor gene. These activities were discontinued in November 2006. Privately-held VIA Pharmaceuticals, Inc. was formed in Delaware and began operations in June 2004. Unless otherwise specified, the “Company,” “VIA,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus Genetics Inc. prior to the Merger.

Business Overview

VIA is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. Specifically, the Company’s approach to the treatment of cardiovascular disease involves targeting inflammation in the blood vessel wall, which is an underlying cause of atherosclerosis and its complications. Atherosclerosis is a common cardiovascular disease that results from chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can also cause a rupture of inflamed plaque tissue, leading to major adverse cardiovascular events (“MACE”) such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide.

The Company is building a drug development pipeline consisting of both pre-clinical and clinical-stage small molecule drugs that target various stages of vascular inflammation. The Company’s clinical studies integrate several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary vessel wall to evaluate the level of vascular inflammation and plaque characteristics such as density and composition, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis (the “Stanford Platform”). The Company’s Chief Scientific Officer and one of the Company’s founders, Thomas Quertermous, M.D., developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allows us to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provides a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. The Stanford License permits the Company to utilize the various components of the Stanford Platform to evaluate established pharmaceutical compounds, study relevant observations from cardiovascular-related literature and profile compounds the Company has targeted for potential acquisition or licensing. The Company’s ability to utilize the Stanford Platform provides the Company with useful insight into the molecular pathways the Company believes to be most relevant to the disease process. In addition, it enables the Company to determine the potential utility of compounds for the treatment of vascular inflammation in humans.

In 2005, the Company identified 5-Lipoxygenase (“5LO”) as a key target of interest for treating atherosclerosis. 5LO is a key enzyme in the biosynthesis of leukotrienes, which are important mediators of inflammation and are involved in the development and progression of atherosclerosis. In addition, cardiovascular-related literature has also identified 5LO as a key target of interest for treating atherosclerosis and preventing heart attack and stroke.

Following such identification, the Company identified a number of late-stage 5LO inhibitors that had been in clinical trials conducted by large biotechnology and pharmaceutical companies primarily for non-cardiovascular indications, including ABT-761, a compound developed by Abbott Laboratories (“Abbott”) for use in treatment of asthma. Abbott abandoned its ABT-761 clinical program in 1996 after the U.S. Food and Drug Administration (“FDA”) approved a similar Abbott compound for use in asthma patients. Abbott made no further developments to ABT-761 from 1996 to 2005. In August 2005, the Company entered into an exclusive, worldwide license agreement (the “Abbott License”) with Abbott to develop and commercialize ABT-761 for any indication. The Company subsequently renamed the compound VIA-2291. In March 2006, the Company submitted an investigational new drug application for VIA-2291 (the “VIA-2291 IND”) under its name with the FDA and in 2006, began two Phase II proof-of-concept studies of VIA-2291.

VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase II clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company will evaluate and determine VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company has completed enrolling 50 patients in a Phase II study of VIA-2291 at clinical sites in Italy for patients who have or will undergo a carotid endarterectomy (“CEA”). In addition, the Company is nearing full enrollment of approximately 200 patients in a second Phase II study at 15 clinical sites in the United States and Canada for patients with acute coronary syndrome (“ACS”) who experienced a recent heart attack. The Company currently anticipates that it will complete the CEA clinical trial and report data in the third quarter of 2008, and will complete the ACS trial and report data shortly after the CEA trial. Based on scientific literature, the Company anticipates that reduced vascular inflammation will result in decreased MACE. The ability of VIA-2291 to reduce MACE will ultimately be assessed in Phase III clinical trials.

In October 2007, the Company’s Data Safety Monitoring Board (“DSMB”) performed a review of both safety and efficacy data related to the Company’s CEA and ACS clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.

Following the results of the DSMB review, the Company decided to begin enrolling patients in a third Phase II clinical trial that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study, which will be run at four clinical sites in the United States. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. The FDG-PET clinical trial is expected to be completed and data reported in the first half of 2009.

In January 2007, the Company expanded its product pipeline with the acquisition of certain patent applications, know-how and related assets (including, compounds and quantities of physical materials and reagents) related to a library of over 2,000 phosphodiesterase (“PDE”) inhibitor small molecule compounds (the “Neuro3D Compounds”) from Neuro3D, S.A., a French corporation (“Neuro3D”). The Company believes that inhibitors of certain classes of PDEs, in particular PDE4, may be novel compounds for the treatment of inflammation related to atherosclerosis. The Company has initiated pre-clinical testing of certain Neuro3D Compounds using standard industry parameters, such as target specificity, animal safety and bioavailability. The Company anticipates making a determination as to whether to initiate clinical activities with any of the Neuro3D Compounds in 2008.

In March 2007, the Company entered into an Option and License Agreement with Santen Pharmaceutical Co. Ltd., a Japanese pharmaceutical company (“Santen”), pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive, twelve-month option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds held by Santen generally characterized as leukotriene A4 hydrolase inhibitors. In the event the Company exercises this option, the Company is required to make an additional payment of $350,000 upon execution of the license agreement and certain milestone payments associated with the development of the compounds as defined within the agreement. The twelve month option period began with receipt of materials and information for evaluation and will expire in July 2008.

To further expand the Company’s product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional pre-clinical or clinical compounds that the Company believes may be of interest in treating inflammation related to atherosclerosis.

Business Strategy

The Company’s objective is to become a leading biotechnology company focused on discovering, developing and commercializing novel drugs for the treatment of inflammation in the blood vessel wall as an innovative approach to treatment of cardiovascular disease. The key elements of the Company’s business strategy are as follows:

•	Obtain regulatory approval for our lead product candidate, VIA-2291. The Company intends to continue devoting most of its efforts to completing the clinical development of, and seeking regulatory approval for, VIA-2291 for the treatment of inflammation in the blood vessel wall.

•	Maximize the value of our lead product candidate, VIA-2291. The Company seeks to develop VIA-2291 for the treatment of atherosclerosis and secondary prevention of ACS in patients who have experienced a recent heart attack. The Company is applying its clinical development expertise to conduct and successfully complete its clinical trials for VIA-2291. The Company anticipates that the development of VIA-2291 may be expanded to include primary prevention of ACS and stroke.

•	Pursue the clinical development of our Neuro3D and leukotriene A4 hydrolase inhibitor product candidates. The Company intends to evaluate the Neuro3D Compounds and leukotriene A4 hydrolase inhibitors and to identify and develop those compounds that may be effective in the treatment and prevention of atherosclerosis in cardiovascular patients.

•	Expand our portfolio of small molecule product candidates through acquisitions and in-licensing. The Company intends to continue to discover and develop orally bio-available, small molecule compounds for the treatment of vascular inflammation identified or validated by information gained through the Company’s proprietary technologies, including the Stanford Platform, publicly available information and internal expertise. The Company’s strategy is to continue to acquire and license pre-clinical and clinical small molecule compounds targeting pathways for treatment of vascular inflammation. The Company believes this strategy will enable the Company to build a valuable drug development pipeline.

•	Maximize economic value for our product candidates under development. The Company intends to maximize the value of its product candidates through independent development, licensing and other partnership and collaboration opportunities with large biotechnology or pharmaceutical companies.

•	Enhance and protect our intellectual property portfolio. The Company plans to pursue, license and acquire additional intellectual property protection as required to enhance and protect its existing and future portfolio and to enable the Company to maximize the commercial lifespan of its compounds and technology.

Inflammation and Disease

Inflammation is a normal response of the body to protect tissues from infection, injury or disease. The inflammatory response begins with the production and release of chemical agents by cells in the infected, injured or diseased tissue. These agents cause redness, swelling, pain, heat and loss of function. Inflamed tissues generate additional signals that recruit white blood cells to the site of inflammation. White blood cells destroy any infective or injurious agent, and remove cellular debris from damaged tissue. This inflammatory response usually promotes healing but, if uncontrolled, may become harmful.

The inflammatory response can be either acute or chronic. Acute inflammation lasts at most only a few days. The treatment of acute inflammation, where therapy typically includes the administration of aspirin and other non-steroidal anti-inflammatory drugs, provides relief of pain and fever for patients. In contrast, chronic inflammation lasts weeks, months or even indefinitely and results in tissue damage. In chronic inflammation, the inflammation becomes the problem rather than the solution to infection, injury or disease. Chronically inflamed tissues continue to generate signals that attract white blood cells from the bloodstream. When white blood cells migrate from the bloodstream into the tissue they amplify the inflammatory response. This chronic inflammatory response can break down healthy tissue in a misdirected attempt at repair and healing.

Evidence of the key role of chronic inflammation in diverse disease states, such as atherosclerosis and arthritis, is mounting. For many of these diseases, the existing anti-inflammatory treatments are incomplete and limited in use. As more physicians believe that inflammation is a root cause of a wide range of chronic diseases, VIA believes that the market will require safer and more effective anti-inflammatory treatments.

Atherosclerosis is the result of chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can cause a rupture of inflamed plaque tissue, leading to MACE such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide.

Atherosclerosis in the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates from the American Heart Association’s “Heart Disease and Stroke Statistics — 2007 Update” indicate that approximately 15.8 million Americans were diagnosed with coronary heart disease in 2004. Approximately 1.4 million of these cases were patients with a history of heart attacks and a high risk of MACE. When atherosclerosis becomes severe enough to cause complications, physicians must treat the complications which can include angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, which include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. In addition, most patients suffering from atherosclerosis have concomitant high cholesterol, and as a result, the current treatment regime focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives to lower blood pressure and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to directly treat the underlying chronic inflammation of the blood vessel wall associated with atherosclerosis.

Carotid artery disease is the narrowing of the carotid arteries caused by the buildup of plaque inside the blood vessels causing decreased blood flow to the brain and an increased risk of stroke. VIA believes that the anti-inflammatory products it is pursuing development of, such as VIA-2291, may also have utility in the treatment of inflammation in carotid artery disease and may reduce the risk of stroke in patients.

VIA-2291

The Company’s lead product candidate is VIA-2291, a small molecule drug that targets inflammation in the blood vessel wall, a primary disease process in atherosclerosis. VIA-2291 is a potent, selective and reversible inhibitor of 5LO, which is believed to be a key enzyme in the biosynthesis of leukotrienes (important mediators of inflammation involved in the development and progression of atherosclerosis). The Company is developing VIA-2291 as a once-daily, oral drug to target inflammation in the blood vessel wall. The goal of the VIA-2291 program is to treat inflammation in atherosclerotic plaques of patients with existing disease, thus decreasing their risk of MACE, including heart attack and stroke.

The potential market for VIA-2291 comprises the approximately 15.8 million patients in the United States who are diagnosed annually with coronary artery disease, according to the American Heart Association. The Company’s initial focus within this patient population is the approximately 1.5 million patients who are discharged annually from the hospital after suffering from an episode of ACS and who have a high risk of MACE.

The Company is undertaking the clinical development of VIA-2291 for the secondary prevention of MACE in ACS patients. On March 30, 2006, the Company filed IND 72,381 for VIA-2291 under its name with the FDA and in 2006, began two Phase II proof-of-concept studies of VIA-2291: the first study focuses on patients undergoing CEA surgical procedures, while the second focuses on patients with ACS who recently experienced heart attack and remain at an increased risk for MACE. Prior to that, Abbott conducted a clinical development program for ABT-761 (now VIA-2291) under IND 48,839.

Abbott previously tested VIA-2291 in more than 1,100 patients in 29 clinical trials for the treatment of asthma. During pre-clinical animal testing conducted by Abbott, and clinical trials of ABT-761 (now VIA-2291), safety issues with regards to tumors in animals and higher incidence of liver function abnormality in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. The Company believes that lower doses used in the Company’s clinical trials will address and minimize both of these safety concerns. Based upon the data from these trials, the Company believes that VIA-2291 will be well tolerated in its ongoing clinical trials at the doses planned.

The first Phase II clinical study of VIA-2291 has completed enrolling 50 patients with significant stenosis of the carotid artery who have or will undergo a CEA after three months of treatment with VIA-2291 or placebo. A CEA is a surgical procedure to remove plaque in the lining of the carotid artery to allow for normal blood flow to the brain. This Phase II clinical study is designed to demonstrate efficacy and mechanism of action of VIA-2291 in the vessel wall, and has the unique advantage of providing access to atherosclerotic tissue removed in surgery for direct evaluation of VIA-2291’s effect on inflammation, through a panel of assays and histological examinations. The study also includes measures of leukotrienes and biomarkers of inflammation in blood serum that are indicative of increased risk of MACE.

The second Phase II clinical study, which the Company is conducting concurrently with the first Phase II clinical study, is nearing full enrollment of approximately 200 ACS patients who experienced a recent heart attack. Patients are treated once daily with one of three dose levels of VIA-2291 or placebo. The study is designed to establish dose and safety data in the ACS patient population, and will include measures of leukotrienes and biomarkers of inflammation, and medical imaging of the coronary vessel wall to evaluate plaque characteristics in patients in the VIA-2291 groups and placebo groups.

The Company currently anticipates that it will complete the CEA clinical trial and report data in the third quarter of 2008 and will complete the ACS trial and report data shortly after the CEA trial. In October 2007, the Company’s DSMB performed a review of both safety and efficacy data related to the Company’s CEA and ACS clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.

Following the results of the DSMB review, the Company decided to begin enrolling patients in a third Phase II clinical trial that utilizes FDG-PET to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. The FDG-PET clinical trial is expected to be completed and data reported in the first half of 2009.

Abbott Exclusive License Agreement

In August 2005, the Company entered into an exclusive, worldwide license agreement with Abbott for the development and commercialization of a patented compound and related technology, formerly known as ABT-761 and subsequently renamed VIA-2291, claimed in U.S. Patent No. 5,288,751 and EU Patent No. 667,855. In exchange for such license, the Company agreed to make certain payments to Abbott related to: (i) the grant of the license, (ii) the transfer of the licensed technology, (iii) the achievement of certain development milestones (i.e., the first dosing of a Phase III clinical trial patient, and regulatory approval to commence sale of a licensed product in United States, Japan or specified European countries), and (iv) the achievement of certain worldwide sales milestones. Abbott will be entitled to an aggregate of $19.0 million in payments if all development milestones are achieved and $27.0 million in payments if all worldwide sales milestones are paid. To date, the Company has paid Abbott $2.0 million for the grant of the license and $1.0 million for the transfer of the licensed technology. However, to date, no development or worldwide sales milestones have been achieved.

The Company is also required to pay Abbott a royalty (subject to certain step-down and offset provisions) during the term of the agreement, ranging from 3% to 6.5% of aggregate worldwide annual net sales. The Company may sublicense its rights under the agreement to third parties, and the agreement continues on a jurisdiction-by-jurisdiction basis until there are no remaining royalty payment obligations in such jurisdiction. Upon completing payment of all royalty obligations due under the agreement, the Company will have a perpetual, irrevocable and fully-paid exclusive license to commercialize VIA-2291 for any indication.

Stanford License Agreement

In March 2005, the Company entered into the Stanford License to use the Stanford Platform. In exchange for the Stanford License, the Company agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford License and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford License at the time of sale. The Company may grant sublicenses under the Stanford License but is required to pay Stanford 2% to 20% of the sublicense revenues depending on the date of the sublicense agreement. Further, such sublicensing-related payments will be reduced by 50% when the Stanford License becomes non-exclusive. The Company is also required to make milestone payments to Stanford for each VIA licensed product that uses the Stanford License as the product reaches various development and regulatory milestones. The Stanford License for non-therapeutic applications becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. The term of the exclusive license for therapeutic applications is indefinite, but the Company may terminate the agreement on 30 days’ notice.

Neuro3D

The Company acquired certain patent applications, know-how and related assets (including compound libraries and quantities of physical materials and reagents) related to the Neuro3D Compounds from Neuro3D pursuant to an agreement entered into in January 2007, and amended in February 2007, for an aggregate purchase price of $1.8 million. Certain of the Neuro3D Compounds have been used in clinical trials for indications in the central nervous system, however, these trials were discontinued prior to Neuro3D’s termination of its operations in February 2007.

The Company will focus its research and development activities on identifying the compounds of highest interest for treatment of atherosclerotic-related inflammation. The Company’s experts and advisors believe that inhibitors of certain classes of phosphodiesterase (“PDEs”), in particular PDE4, may be novel targets for the treatment of inflammation related to atherosclerosis. The Company is evaluating the pre-clinical and clinical Neuro3D Compounds to determine the potential compounds of interest for further clinical development utilizing standard industry parameters such as target specificity, animal safety and bioavailability. The Company anticipates making a determination as to whether to initiate clinical activities with any of the Neuro3D Compounds in 2008.

Collaboration Agreement with the University of Liverpool

In September 2006, the Company entered into a collaborative research agreement with the University of Liverpool in England to identify novel targets of inflammation. Pursuant to this agreement, the Company is entitled to a non-exclusive license to practice any resulting inventions, and obtained the first right of negotiation for exclusive licenses to such inventions. In addition, the Company is permitted to utilize the knowledge gained from the research collaboration to improve its selection of compounds for development. This agreement expired in August 2007 and was not renewed by the Company.

Option Agreement with Santen Pharmaceutical

In March 2007, the Company entered into an Option and License Agreement with Santen pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive, twelve-month option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds generally characterized as leukotriene A4 hydrolase inhibitors held by Santen. In the event the Company exercises its option, the Company is required to make an additional payment of $350,000 upon execution of the license agreement and certain milestone payments associated with the development of the compounds as defined within the agreement. The twelve month option period began with receipt of materials and information for evaluation and will expire in July 2008.

Patents and Intellectual Property

Protection of assets by means of patents and other instruments conferring proprietary rights is an essential element of the Company’s business strategy. The Company primarily relies on patent law, trade secret law and contract law to protect its proprietary information and technology as well as to establish and maintain market exclusivity. In regard to patents, the Company actively seeks patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of its business.

In 2005, the Company exclusively licensed technology from Stanford, and subsequently filed a patent application in the United States covering methods and compositions for the diagnosis, monitoring and development of therapeutics for treatment of atherosclerotic plaque. This patent application covers the technologies and processes underlying the Company’s use of the Stanford Platform. If granted, the patent will expire in the United States in 2026.

In addition in 2005, the Company exclusively licensed from Abbott various U.S. and European Union (“EU”) composition of matter patents related to VIA-2291, including United States Patent No. 5,288,751 (the “Abbott Patents”). The Abbott Patents will expire in 2012 in the United States and 2013 in the European Union.

In 2006, the Company also applied for a patent claiming the use of VIA-2291 and its derivatives for the prevention and treatment of cardiovascular disease. If approved, this patent will expire in 2026 and thereby provide the Company with market exclusivity for VIA-2291 at the dose range and for the indications for which approval is currently being sought.

In 2007, as part of the Neuro3D asset acquisition, the Company acquired the ownership rights in Neuro3D patent applications related to inhibitors of PDE4 and PDE2. The Company intends to prosecute these patent applications and file additional patent applications as appropriate as its research and development of the Neuro3D PDE4 inhibitors progresses. In July 2007, the Company was granted United States Patent No. 7,250,410B2, “Cyclic Nucleotide Phosphodiesterase Inhibitors, Preparation and Uses Thereof.” The patent was also granted in New Zealand, South Africa and India, and is pending in other countries.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, provides for the restoration of up to five years of patent term for a patent that covers a new product or its use, to compensate for time lost from the effective life of the patent due to the regulatory review process of the FDA. An application for patent term restoration is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. If the Company’s clinical trials of VIA-2291 are successful, and the Company ultimately receives the FDA’s approval to market the drug prior to the expiration of the Abbott Patent in November 2012, the Company intends to work with Abbott to seek an extension of the term of the Abbott Patent under the Hatch-Waxman Act. The Hatch-Waxman Act also provides for up to five years of data exclusivity in the United States for new chemical entities (“NCE”) such as VIA-2291 that have not yet been commercially sold in the market.

Other jurisdictions have statutory provisions similar to those of the Hatch-Waxman Act that afford both patent extensions and market exclusivity for drugs that have obtained market authorizations, such as European Supplementary Protection Certificates that extend effective patent life and European data exclusivity rules that create marketing exclusivity for certain time periods following marketing authorization. European data exclusivity is longer than the equivalent NCE marketing exclusivity in the United States, possibly as long as 11 years. The Company believes that if it obtains marketing authorization for VIA-2291 in Europe or other jurisdictions with similar statutory provisions, the Company may be eligible for patent term extension and marketing exclusivity under these provisions and the Company intends to seek such privileges.

The Company’s commercial success will depend in part on its ability to manufacture, use and sell its product candidates and proposed product candidates without infringing on the patents or other proprietary rights of third parties. The Company may not be aware of all patents or patent applications that may impact its ability to make, use or sell any of its product candidates or proposed product candidates. For example, U.S. patent applications do not publish until 18 months from their effective filing date. Further, the Company may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly affect the validity or enforceability of the Company’s patents and limit the Company’s ability to obtain meaningful patent protection. If others obtain patents with competing claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company may not be able to obtain any licenses or other rights to patents, technology or know-how necessary to conduct our business as described in this annual report. Any failure to obtain such licenses or other rights could delay or prevent the Company from developing or commercializing its product candidates and proposed product candidates, which could materially affect the Company’s business.

Litigation or patent interference proceedings may be necessary to enforce the Company’s patent or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of others. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities, require the Company to license disputed rights from others or to cease selling the Company’s future products.

Trademarks

The Company has not yet applied to register any of its trademarks with the USPTO. The Company will take any and all actions that it deems necessary to protect the trademarks and/or service marks that the Company uses or intends to use in connection with its business.

Clinical Trials

In January 2006, the Company entered into a master services agreement with i3 Research, a division of Ingenix Pharmaceutical Services, Inc. (“i3”) pursuant to which i3 has agreed to assist the Company in certain activities relating to the Company’s CEA and ACS clinical studies as described in task orders and change orders executed by the parties from time to time. In exchange for such services, the Company has agreed to pay i3 fees to be agreed in each task order or change order. The agreement terminates in January 2009 unless earlier terminated by either the Company or i3 pursuant to the terms of the agreement.

In July 2007, the Company entered into a master services agreement with PharmaNet LLC (“PharmaNet”) pursuant to which PharmaNet has agreed to assist the Company in clinical trial activities related to its FDG-PET clinical studies. The agreement provided for an initial scope of services of approximately $1.3 million for PharmaNet services, and will be modified from time to time with change orders to reflect changes in scope of services to be performed.

Manufacturing

The Company has entered into manufacturing agreements with third party contract manufacturing organizations (“CMOs”) that comply with current Good Manufacturing Practice (“cGMP”) guidelines for bulk drug substance and oral formulations of VIA-2291 and the Company’s other product candidates needed to support both ongoing and planned clinical trials, as well as commercial marketing of the product following regulatory approval.

In October 2005, the Company entered into a master services agreement with Torcan Chemical Limited (“Torcan”) pursuant to which Torcan has agreed to manufacture the active pharmaceutical ingredient related to VIA-2291, or the VIA-2291 API, for use in the Company’s ongoing clinical trials as described in statements of work executed by the parties from time to time. In exchange for such services, the Company has agreed to pay Torcan fees to be agreed in each statement of work. The agreement may be terminated upon the mutual written consent of the parties, by the Company upon 30 days written notice to Torcan or by Torcan if the Company materially breaches the agreement and fails to cure such breach within 60 days from receipt of prior written notice from Torcan.

In October 2005, the Company entered into a manufacturing contract with Pharmaceutical Manufacturing Research Services, Inc. (“PMRS”) pursuant to which PMRS has agreed to manufacture and package capsules of various strengths using the VIA-2291 API as well as placebo. In addition, PMRS has agreed to perform stability studies on the VIA-2291 and placebo capsules to ensure the stability of the product over time in a variety of environmental conditions. In exchange for such services, the Company agreed to initially pay PMRS approximately $500,000, and to pay additional amounts to be mutually agreed upon for additional product. The agreement may be terminated by the Company for any reason at any time or by either party upon the material breach by the other which is not cured within 60 days from receipt of prior written notice by the other party.

Sales and Marketing

The Company plans to collaborate with large biotechnology or pharmaceutical companies to commercialize approved products that it develops to target patients or prescribing physicians in broad markets. The Company believes that collaborating with large companies that have significant marketing and sales capabilities provides for optimal penetration into broad markets, particularly into those areas that are highly competitive.

Competition

The Company faces intense competition in the development of atherosclerotic-related inflammatory compounds and 5LO inhibitors, particularly from biotechnology and pharmaceutical companies. Certain of these companies may, using other approaches, identify and decide to pursue the discovery and development of new drug targets or disease pathways that the Company has identified through its research. Many of the Company’s competitors, either alone or with collaborative partners, have substantially greater financial resources and larger research and development operations than the Company does. These competitors may discover, characterize or develop important genes, drug targets or drug candidates with respect to atherosclerotic-related compounds and 5LO inhibitors before the Company does or they may obtain regulatory approvals of their drugs more rapidly than the Company does.

In addition, the Company believes that certain companies may have pre-clinical programs underway targeting atherosclerotic-related inflammation. Many of these entities have substantially greater resources, longer operating histories and greater marketing and financial resources than the Company does. They may, therefore, succeed in commercializing products before the Company does that compete on the basis of efficacy, safety and price.

The Company also faces competition from other biotechnology and pharmaceutical companies focused on alternative treatments for atherosclerosis, such as anti-oxidants, antibodies against oxidized LDL and compounds to raise HDL. Any product that the Company successfully develops may compete with these other approaches and may be rendered obsolete or noncompetitive.

The Company’s competitors may obtain patent protection or other intellectual property rights that could limit the Company’s rights to use its technologies or databases, or commercialize its products. In addition, the Company faces, and will continue to face, intense competition from other companies for collaborative arrangements with biotechnology and pharmaceutical companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

The Company’s ability to compete successfully will depend, in part, on its ability to: develop proprietary products; develop and maintain products that reach the market first, and are technologically superior to and more cost effective than other products on the market; obtain patent or other proprietary protection for its products and technologies; attract and retain scientific and product development personnel; obtain required regulatory approvals; and manufacture, market and sell products that the Company develops. Developments by third parties may render our product candidates obsolete or noncompetitive. These competitors, either alone or in collaboration, may succeed in developing technologies or products that are more effective than those developed by the Company.

Governmental Regulation

The Company plans to develop prescription-only drugs for the foreseeable future. Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of such products under the Federal Food Drug and Cosmetic Act (“FDCA”) and its implementing regulations, and by comparable agencies and laws in foreign jurisdictions. The European Union has vested centralized authority in the European Medicines Evaluation Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations. Failure to comply with applicable FDA, EU or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling, and quality control.

New Drug Application (NDA)

Approval by the FDA of a new drug application is generally required before a drug may be marketed in the United States. This process generally involves:

•	completion of pre-clinical laboratory and animal testing in compliance with the FDA’s good laboratory practice (“GLP”) regulations;

•	submission to the FDA of an investigational new drug application (“IND”) for human clinical testing which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s current cGMP guidelines; and

•	submission to, and approval by, the FDA of an NDA.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and the Company cannot be certain that the FDA will grant any approvals for its product candidates on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The Company’s submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor (i.e, VIA) may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP, or Good Clinical Practice requirements, including regulations for informed consent.

The Company is also subject to various laws and regulations regarding laboratory practices and the experimental use of animals in connection with its research. In these areas, as elsewhere, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on the Company.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients.

•	Phase II: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•	Phase III: These are commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product may be effective and has an acceptable safety profile, Phase III trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

•	Phase IV: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the drug’s safety and effectiveness after NDA approval and commercialization. Such post approval trials are typically referred to as Phase IV studies.

Clinical trials, including the adequate and well-controlled clinical investigations conducted in Phase III, are designed and conducted in a variety of ways. Phase III studies are often randomized, placebo-controlled and double-blinded. A “placebo-controlled” trial is one in which one group of patients, referred to as an “arm” of the trial, receives the drug being tested while another group receives a placebo, which is a substance known not to have pharmacologic or therapeutic activity. In a “double-blind” study, neither the researcher nor the patient knows which arm of the trial is receiving the drug or the placebo. “Randomized” means that upon enrollment patients are placed into one arm or the other at random by computer. Other controls also may be used by which the test drug is evaluated against a comparator. For example, “parallel control” trials generally involve studying a patient population that is not exposed to the study medication (i.e., is either on placebo or standard treatment protocols). In such studies experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the study. Not all studies are highly controlled. An “open label” study is one where the researcher and the patient know that the patient is receiving the drug. A trial is said to be “pivotal” if it is designed to meet statistical criteria with respect to pre-determined “endpoints,” or clinical objectives, that the sponsor believes, based usually on its interactions with the relevant regulatory authority, will be sufficient to demonstrate safety and effectiveness meeting regulatory approval standards. In some cases, two “pivotal” clinical trials are necessary for approval.

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. In 1992, under the Prescription Drug User Fee Act (“PDUFA”), the FDA agreed to specific goals for improving the drug review time and created a two-tiered system of review times — Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. The 2002 amendments to PDUFA set a goal that a Standard Review of an NDA be accomplished within ten months. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the Company does. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the Company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the Company to develop additional data or conduct additional pre-clinical studies and clinical trials.

The FDA has expanded its expedited review process in recognition that certain severe or life-threatening diseases and disorders have only limited treatment options. Fast track designation expedites the development process, but places greater responsibility on a drug company during Phase IV clinical trials. The drug company may request fast track designation for one or more indications at any time during the IND process, and the FDA must respond within 60 days. Fast track designation allows the drug company to develop product candidates faster based on the ability to request an accelerated approval of the NDA. For accelerated approval the clinical effectiveness is based on a surrogate endpoint in a smaller number of patients. In addition, the drug company may request priority review at the time of the NDA submission. If the FDA accepts the NDA submission as a priority review, the time for review is reduced from one year to six months. The Company plans to request fast track designation and/or priority review, as appropriate, for its product candidates.

PDUFA, which has been reauthorized twice and is likely to be reauthorized again before the Company’s submission of an NDA, requires the payment of user fees with the submission of NDAs. These application fees are substantial ($896,200 in the FDA’s Fiscal Year 2007) and will likely increase in future years. If the Company obtains FDA approval for its product candidates, it could obtain five years of Hatch-Waxman marketing exclusivity for product candidates containing no active ingredient (including any ester or salt of the active ingredient) previously approved by the FDA. Under this form of exclusivity, third parties would be precluded from submitting a drug application which refers to the previously approved drug and for which the safety and effectiveness investigations relied upon by the new applicant were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use for a period of five years. This form of exclusivity does not block acceptance and review of stand-alone NDAs supported entirely by data developed by the applicant or to which the applicant has a right of reference.

The Company and its contract manufacturers are required to comply with applicable cGMP guidelines. cGMP guidelines require among other things, quality control, and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for the Company’s products must demonstrate that they meet GMP guidelines to the satisfaction of the FDA pursuant to a pre-approval inspection before they can manufacture products. The Company and its third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of its products to assess its compliance with applicable regulations.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements

Following approval of a drug candidate, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, prohibitions on off-label promotion, and restrictions on industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

Any products the Company manufactures or distributes under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Safety issues uncovered by such reporting may result in it having to recall approved products or FDA withdrawing its approval for such products, which could have a material adverse effect on the Company. Failure to make such reports as required by the FDA may result in fines and civil penalties, suspension of approvals, the seizure or recall of products, and the withdrawal of approvals, any one or more of which could have a material adverse effect on the Company.

Outside the United States, the Company’s ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the EU registration procedures are available to companies wishing to market a product in more than one EU member state. The regulatory authority generally will grant marketing authorization if it is satisfied that the Company has presented it with adequate evidence of safety, quality and efficacy.

Research and Development

The Company’s research and development expenses in 2007 and 2006 were $10.7 million and $5.7 million, respectively. The Company plans to increase its research and development expenses as it continues to invest in its clinical programs and works to identify additional compounds of interest in its clinical pipeline. The Company plans to focus its near-term research and development efforts on the continued development of the products in its current development pipeline, which include VIA-2291 and the Neuro3D Compounds, and other potential pre-clinical or clinical compounds that the Company may consider acquiring or licensing.

Employees

As of December 31, 2007, the Company had 19 full-time employees, including 10 in research and development. Of these employees, five have Ph.D.s, two have M.D.s and three have Masters degrees. The Company believes that its employee relations are good.

Advisors

The Company has established a scientific advisory board, a drug assessment board and a clinical advisory board to provide guidance and counsel on aspects of its business. These three boards convene as a group approximately once a year and individual members are contacted as required. Members of the three boards provide input on product research and development strategy, assist in targeting future pathways of interest, provide industry perspectives and background and assist in education and publication plans.

The Company’s advisors are as follows:

Scientific Advisors

Each of the scientific advisors has a particular area of scientific expertise with respect to inflammation and is responsible for advising the Company’s executives on scientific issues related to potential compounds.

Name	Specialty	Employment/Current Positions

Israel Charo, MD, Ph.D.	Inflammatory pathways in atherosclerosis, chemokines	Associate Director, Gladstone Institute of Cardiovascular Disease, University of California, San Francisco
Marco Conti, MD	Phosphodiesterase biology and pharmacology	Professor Obstetrics & Gynecology, Stanford Medical School
Colin Funk, Ph.D.	Leukotrienes and lipoxygenase in inflammation and atherosclerosis	Professor, Department of Pharmacology, Queens University, Canada
Christopher Glass, MD, Ph.D.	Regulation of macrophage gene expression, including macrophage-specific genes involved in atherosclerosis	Professor, Cellular and Molecular Medicine, University of California, San Diego
Garret FitzGerald, MD	Cardiovascular pharmacology, molecular mechanisms of atherosclerosis	Chairman Pharmacology, University of Pennsylvania
Tod Klingler, Ph.D.	Bioinformatics, genomic analysis and computational biology	VP Information Sciences, XDx, Inc.
Donald H. Maurice, Ph.D.	Phosphodiesterase pharmacology and pathways in cardiovascular disease	Professor, Department of Pharmacology & Toxicology, Queens University, Canada
Thomas Quertermous, MD, FACC	Vascular pathophysiological, genetic and molecular mechanisms of inflammation and atherogenics	Chief Scientific Officer, Chair of Scientific Advisory Board

Drug Assessment Advisors

Each of the drug assessment advisors was a former vice president (or more senior executive) at a large pharmaceutical company. They are responsible for evaluating the potential of each drug the Company identifies.

Name	Specialty	Background

Alex Giaquinto, Ph.D.	Regulatory	Former Senior VP Worldwide Director of Regulatory Affairs, Schering-Plough
Felix de la Iglesia, MD	Toxicology, Product Development	Former VP Worldwide Pre-Clinical Safety, Warner Lambert
Peter Myers, Ph.D.	Chemistry, Product Development	Former VP Chemistry Research, Glaxo
Leonard Post, Ph.D.	Discovery, Research & Development	Former VP Discovery, Parke-Davis

Clinical Advisors

Each of the clinical advisors has prior experience with clinical trials. They are responsible for advising the Company with respect to its clinical trials.

Name	Specialty	Employment/Current Positions

Marc Pfeffer, MD, Ph.D.	Pathophysiology and clinical management of progressive cardiac dysfunction following heart attack or hypertension	Dzau Professor of Medicine, Harvard Medical School Senior Physician, Brigham and Women’s Hospital in Boston
Jean-Claude Tardif, MD	Atherosclerosis and cardiovascular disease	Associate Professor of Medicine, University of Montreal Director of Research, Montreal Heart Institute
Marcelo di Carli, MD	Atherosclerosis and cardiovascular disease and imaging technologies	Associate Professor of Radiology, and Chief of Nuclear Medicine, Brigham and Women’s Hospital
Robert Fenichel, MD, Ph.D.	Atherosclerosis and cardiovascular disease and regulatory matters	Former Deputy Division Director, Division of CardioRenal Drug Products, Food and Drug Administration
Peter Libby, MD	Atherosclerosis and cardiovascular disease, including the role of inflammation in the disease process	Mallinckrodt Professor of Medicine, and Chief, Cardiovascular Division, Brigham and Women’s Hospital
Jean-Lucien Rouleau, MD	Atherosclerosis and cardiovascular disease	Dean, Faculty of Medicine, University of Montreal

Corporate Information

Our principal executive office is located at 750 Battery Street, Suite 330, San Francisco, CA 94111, and our telephone number is (415) 283-2200. Our website address is: www.viapharmaceuticals.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website, which should not be considered part of this annual report on Form 10-K. You may view our financial information, including the information contained in this annual report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.viapharmaceuticals.com. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission’s Internet site at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Financial Results

The Company has incurred losses since inception and anticipates that it will continue to incur losses for the foreseeable future. The Company may never achieve or sustain profitability.

The Company is a clinical-stage biotechnology company with a limited operating history and a single product candidate in clinical trials, VIA-2291. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur significant research and development and general and administrative expenses related to its operations. The Company’s net loss for the years ended December 31, 2007 and 2006 was approximately $21.8 million and $8.6 million, respectively. As of December 31, 2007, the Company had an accumulated deficit of approximately $40.4 million. The Company expects to continue to incur losses for the foreseeable future, and for these losses to increase as the Company continues its research and development activities, seeks regulatory approvals for its product candidates, and commercializes any approved products. These losses have caused, and will continue to cause, among other things, the Company’s stockholders’ equity and working capital to decrease. To date, the Company has not derived any revenue from the sale of products. The Company does not anticipate that it will generate revenue from the sale of products for the foreseeable future. If the Company’s product candidates, including VIA-2291, fail in clinical trials or do not gain regulatory approval, or if the Company’s future products do not achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

The Company will require substantial additional funding to continue operating its business, which may not be available to the Company on acceptable terms, or at all. Any such financing will dilute current shareholders’ ownership interest in the Company.

The Company expects its cash on hand to be sufficient to meet the Company’s cash requirements into the fourth quarter of 2008. As a result, the Company will continue to need to raise substantial additional capital to continue its research, development and commercialization activities. Current funds, and additional funds raised, will be required to:

•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	expand the Company’s research and development activities;

•	access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of the Company’s intellectual property portfolio; and

•	hire additional management and research, development and clinical personnel.

The Company’s future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress and cost of the Company’s clinical trials, pre-clinical studies and other discovery, research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the effect of competing technological and market developments; and

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which the Company may enter.

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

The Company has experienced significant losses, expects losses in the future, has limited resources and there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing, its ability to control its operating expenses and its ability to achieve a level of revenues adequate to support its capital and operating requirements. The factors described in the auditor’s report and Note 2 in the Notes to the Financial Statements may make it more difficult for the Company to obtain additional financing, and there can be no assurance that the Company will be able to attain such financing on favorable terms, or at all. As described above, the Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. In the event that the Company is unable to continue as a going concern, it may cease operations or may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, the Company’s management has not considered these alternatives and has not recorded any reductions in the carrying values of any of its recorded assets.

As a result of the Company’s losses to date, expected losses in the future, limited capital resources, including cash on hand, and accumulated deficit, the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), concluded that there is substantial doubt as to the Company’s ability to continue as a going concern, and accordingly, qualified their report on the Company’s December 31, 2007 consolidated financial statements in the form of an explanatory paragraph describing conditions that raise substantial doubt about its ability to continue as a going concern.

Risks Related to the Company’s Business

The Company is at an early stage of development. The Company has never generated and may never generate revenues from commercial sales of its products and the Company may not have products to market for several years, if ever.

Since its inception, the Company has dedicated substantially all of its resources to the research and clinical development of compounds for clinical trials, and specifically, toward the development of VIA-2291. Because none of the Company’s current or potential products have been finally approved by any regulatory authority, the Company currently has no products for sale and has not generated any revenues to date. The Company does not expect to generate any revenues until it receives final regulatory approval, or launches one of its products for sale (most likely in collaboration with another more established biotechnology or pharmaceutical company).

The Company is conducting three Phase II clinical trials for VIA-2291. The first Phase II clinical trial for VIA-2291 has completed enrolling 50 patients in Italy with significant stenosis of the carotid artery who have or will undergo a CEA, a surgical procedure to remove plaque in the lining of the carotid artery, after three months of treatment with a once-a-day 100 mg dose of VIA-2291 or placebo. The second Phase II clinical trial, conducted concurrently with the CEA clinical trial, is nearing full enrollment of approximately 200 ACS patients who experienced a recent heart attack and will undergo treatment with once-a-day dose of VIA-2291 of 25mg, 50mg or 100mg, or placebo. The Company currently anticipates that it will complete the CEA clinical trial and report data in the third quarter of 2008, and will complete the ACS trial and report data shortly after the CEA trial. The third Phase II clinical trial is enrolling approximately 50 ACS patients who experienced a recent heart attack, and will undergo treatment with a once-a-day 100 mg dose of VIA-2291 or placebo, and be imaged using non-invasive FDG-PET imaging. The FDG-PET clinical trial is expected to be completed and data reported in the first half of 2009.

If these Phase II clinical trials are successful, substantial additional investment in at least one Phase III clinical trial will be required, and will require significant time. The Company’s ability to generate product revenue will depend heavily on the successful development and regulatory approval of VIA-2291. Failure to obtain regulatory approval of VIA-2291 would have a material adverse effect on the Company’s business. The Company cannot guarantee that it will be successful in completing either the Phase II or Phase III clinical trials, or that it will be able to successfully negotiate a strategic collaboration with a large biotechnology or pharmaceutical company. The Company’s revenues, if any, will be derived from products that the Company does not expect to be commercially available for several years, if at all. The development of VIA-2291 and other product candidates may be discontinued at any stage of the clinical trial programs and the Company may never generate revenue from any of its product candidates. Accordingly, there is no assurance that the Company will ever generate revenues.

Clinical trials are expensive, difficult to design and implement, time-consuming and subject to delay, particularly in the cardiovascular area due to the large number of patients who must be enrolled and treated in clinical trials. As a result, there is a high risk that the Company’s drug development activities will not result in regulatory approval, or that such approval will be delayed, thereby reducing the likelihood of successful commercialization of products.

Clinical trials are very expensive and difficult to design and implement. Conducting clinical trials is a complex and uncertain process and involves screening, assessing, testing, treating and monitoring patients at multiple sites, and coordinating with patients and clinical institutions. This is especially true for trials related to the cardiovascular indications which the Company is pursuing, in part because they require a large number of patients and because of the complexities involved in using histology, measurement of biomarkers, and medical imaging. The clinical trial process is also time-consuming. For example, if the three current Phase II clinical trials for VIA-2291 are successfully completed, the Company will need to initiate at least one Phase III clinical trial which will continue for at least three years, but may take significantly longer to complete. The Company currently expects that such a Phase III clinical trial will require the enrollment of between 4,000 and 6,000 patients at an estimated total cost of approximately $100.0 million to $150.0 million. If the results of the Phase III clinical trial do not achieve a reduction of MACE at the level of statistical significance of p<0.0125, the Company would likely be required to conduct additional Phase III clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company does not know whether additional financing will be available on acceptable terms, or at all. Sales of additional equity securities will reduce your ownership percentage in the Company.

In October 2007, the Company’s DSMB performed a review of both safety and efficacy data related to the CEA and ACS Phase II clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action, and recommended that the studies continue as planned. Additional DSMB reviews related to the three clinical trials will be performed in the future, and if the results of the DSMB review are unfavorable, the Company may be required to modify or discontinue its Phase II clinical trials of VIA-2291, thereby delaying or preventing completion of subsequent clinical trials, and any commercial launch of VIA-2291.

The commencement and completion of the Company’s clinical trial activities, including completion of the CEA, ACS and FDG-PET trials, as well as any future clinical trial activities, could be delayed, prevented or otherwise negatively impacted by several factors, including:

•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical research organizations and clinical trial sites;

•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	slower than expected rates of patient recruitment and enrollment for a variety of reasons, including competition from other clinical trial programs for the treatment of similar indications, the nature of the protocol, and the eligibility criteria for the trial;

•	enrolled patients may not remain in or complete clinical trials at the rates we expect;

•	complexities in managing the CEA trial which has enrolled and is treating patients in Italy;

•	failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of our clinical trials;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	changes in regulatory requirements causing the Company to amend clinical trial protocols or add new clinical trials to comply with these changes;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of the Company’s clinical research organizations and other third parties;

•	unforeseen difficulties developing the advanced manufacturing techniques, including adequate process controls, quality controls, and quality assurance testing, required to scale up production of the Company’s product candidates to commercial levels;

•	inability to monitor patients adequately during or after treatment;

•	retaining participants who have enrolled in a clinical trial but may be prone to withdraw due to the design of the trial, lack of efficacy or personal issues or who fail to return for follow-up visits for a variety of reasons; and

•	inability or unwillingness of medical investigators to follow the Company’s clinical trial protocols and follow good clinical practices.

The Company will not know whether the CEA, ACS and FDG-PET clinical trials will end on time and whether its future Phase III clinical trial(s), if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could have a material adverse effect on the Company’s business.

Failure to recruit and enroll patients for the FDG-PET clinical trial, as well as any future clinical trials, may cause the development of the Company’s product candidates to be delayed.

The Company may encounter delays if it is unable to recruit and enroll enough patients to complete its current FDG-PET clinical trial, as well as any future clinical trials. The Company announced the first patient enrollment in January 2008 and is targeting approximately 50 patients at four clinical sites in the United States. Clinical trial patient levels depend on many factors, including the eligibility criteria for the trial, assumptions regarding the baseline disease state and the impact of standard medical care, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and competition from other clinical trial programs for the treatment of similar indications. For example, although patient enrollment is now complete, the Company experienced slower than expected patient enrollment in its CEA clinical trial. Any delays in planned patient enrollment in the future may result in increased costs, delay or prevent collaborations with biotechnology or pharmaceutical companies, delay or prevent regulatory approval or harm the Company’s ability to develop and commercialize current or future product candidates.

The Company’s Phase II clinical trials of VIA-2291 primarily target biomarkers, histology and medical imaging as endpoints, and the results of any Phase II clinical trials may not be indicative of success in Phase III clinical trials that will target outcomes such as heart attack and stroke. The results of previous clinical trials may not be predictive of future results, and the Company’s current and future clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

The data collected during the (i) prior clinical trials involving VIA-2291 (which was formerly known as ABT-761) conducted by Abbott prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) ongoing CEA, ACS and FDG-PET clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, the Company will need to conduct at least one Phase III trial, which will be at least three years in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Each Phase III clinical trial must demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Until data from the Phase III trial can be collected and analyzed, the Company will not know whether VIA-2291 is an effective treatment.

Even if the Company achieves positive results in its CEA, ACS and FDG-PET Phase II clinical trials, these results do not necessarily predict final Phase III clinical results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results, or adverse medical events during a clinical trial, could cause the FDA or the Company to terminate a clinical trial or require it to repeat a clinical trial.

The Company’s Phase II FDG-PET clinical trial utilizes new, innovative imaging technology that does not represent a widely accepted and validated clinical trial endpoint for measuring inflammation in atherosclerosis. The results of this clinical trial may not be predictive of future results and may not be consistent with the results of our other current ongoing clinical trials.

The Company plans to enroll 50 patients following an acute coronary syndrome into a 24 week randomized, double blind, placebo-controlled Phase II clinical trial. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial endpoint for measuring vascular inflammation. If the results from this clinical trial are unfavorable, the Company may be delayed or prevented from completing subsequent clinical trials related to VIA-2291 or from commercially launching VIA-2291. In addition, the results of this clinical trial may not be predictive of future results and may not be consistent with results from either the ongoing CEA or ACS clinical trials, which may delay or prevent regulatory approval of VIA-2291, may harm the Company’s ability to develop and commercialize VIA-2291, and may negatively impact the Company’s ability to raise additional capital in the future.

The Company’s clinical trials could be delayed, suspended or stopped.

The Company will not know whether future clinical trials will begin on time or whether it will complete any of its ongoing clinical trials on schedule or at all. Product development costs to the Company and potential future collaborators will increase if the Company has delays in testing or approvals, or if the Company needs to perform more or larger clinical trials than planned. Significant delays, suspension or termination of clinical trials would adversely affect the Company’s financial results and the commercial prospects for the Company’s products, and would delay or prevent the Company from achieving profitable operations.

The Company relies on third parties, primarily i3 Research and PharmaNet to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing the Company’s planned and future products.

The Company relies on third parties, primarily i3 Research for its CEA and ACS clinical trials, and PharmaNet for the FDG-PET trial, to conduct its clinical trials for VIA-2291. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may not be able to obtain regulatory approval for, or commercialize its product candidates on, its anticipated timeline, or at all.

The Company relies primarily on third-party clinical research organizations (“CROs”) to oversee its current Phase II clinical trials for VIA-2291, and depends on independent clinical investigators, medical institutions and contract laboratories to conduct its clinical trials. Similarly, the Company intends to rely on CROs to oversee its planned Phase III clinical trial for VIA-2291 and will depend on independent clinical investigators, medical institutions and contract laboratories to conduct this Phase III clinical trial. The Company remains responsible, however, for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires the Company to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The Company’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. If the Company’s CROs or independent investigators fail to devote sufficient time and resources to the Company’s drug development programs, if they are unable or unwilling to follow the Company’s clinical protocols, or if their performance is substandard, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occurs, the clinical development costs for the Company’s product candidates would be expected to rise and the Company may not be able to obtain regulatory approval or commercialize its product candidates.

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

A key element of the Company’s business strategy will be to collaborate with third parties, particularly leading biotechnology and pharmaceutical companies, in the development and commercialization of the Company’s product candidates. The Company expects to seek collaborations for the development and commercialization of its product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the trial results and other aspects of the product’s safety and efficacy profile. If the Company is unable to reach agreements with suitable collaborators for any product candidate, it would be forced to fund the entire development and commercialization of such product candidate, and the Company may not have the resources to do so. If the three current Phase II clinical trials for VIA-2291 are successfully completed, the Company will need to initiate at least one Phase III clinical trial which will continue for at least three years, but may take significantly longer to complete. The Company currently expects that such a Phase III clinical trial will require the enrollment of between 4,000 and 6,000 patients at an estimated total cost of approximately $100.0 million to $150.0 million. If results of the Phase III clinical trial do not achieve the targeted reduction of MACE at the level of required statistical significance of p<0.0125, the FDA may require the Company to either conduct additional Phase III clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. If resource constraints require the Company to enter into a collaboration early in the development of a product candidate, the Company may be forced to accept a more limited share of any revenues such product may eventually generate. The Company faces significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. The Company may not be successful in its efforts to establish collaborations or other alternative arrangements for any product candidate, may be unable to raise required capital to fund clinical trials, and therefore, may be unable to achieve profitable operations.

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

The loss of the services of any principal member of the Company’s management and research, development and clinical teams could significantly delay or prevent the achievement of the Company’s scientific and business objectives. The employment agreement for Dr. Lawrence K. Cohen, the Company’s Chief Executive Officer, provides that his employment is terminable at will at any time with or without cause or notice by either the Company or Dr. Cohen. The employment agreement for Dr. Adeoye Olukotun, the Company’s Chief Medical Officer, provides that his employment is terminable at will at any time with or without cause or notice either by the Company or Dr. Olukotun. The employment agreement for Dr. Rebecca Taub, the Company’s Sr. Vice President, Research & Development, who joined the Company in January 2008, is terminable at will at any time with or without cause or notice by either the Company or Dr. Taub. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company’s success. The Company may be unable to attract and retain key personnel on acceptable terms, if at all. The Company does not maintain “key person” life insurance on any of its officers, employees or consultants.

The Company has relationships with consultants and scientific advisors who will continue to assist the Company in formulating and executing its research, development, regulatory and clinical strategies. The Company’s consulting agreements typically have provisions for hourly billing, non-disclosure of confidential information, and the assignment to the Company of any inventions developed within the scope of services to the Company. The consulting and scientific advisory agreements are typically terminable by either party on 30 days or shorter notice. These consultants and scientific advisors are not the Company’s employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. The Company will have only limited control over the activities of these consultants and scientific advisors and can generally expect these individuals to devote only limited time to the Company’s activities. The Company relies heavily on these consultants to perform critical functions in key areas of its operations. The Company also relies on these consultants to evaluate potential compounds and products, which may be important in developing a long-term product pipeline for the Company. Consultants also assist the Company in preparing and submitting regulatory filings. The Company’s scientific advisors provide scientific and technical guidance on cardiovascular drug discovery and development. Failure of any of these persons to devote sufficient time and resources to the Company’s programs could harm its business. In addition, these advisors may have arrangements with other companies to assist those companies in developing technologies that may compete with the Company’s products.

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

The Company’s patents also may not afford protection against competitors with similar technology. The Company may not have identified all patents, published applications or published literature that affect its business either by blocking the Company’s ability to commercialize its product candidates, by preventing the patentability of its products or by covering the same or similar technologies that may affect the Company’s ability to market or license its product candidates. For example, patent applications filed with the United States Patent and Trademark Office (“USPTO”) are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications filed with the USPTO remain confidential for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, the Company or its licensors might not have been the first to invent, or the first to file, patent applications on the Company’s product candidates or for their use. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending these rights in foreign jurisdictions. If the Company encounters such difficulties in protecting or is otherwise precluded from effectively protecting its intellectual property rights in either the United States or foreign jurisdictions, the Company’s business prospects could be substantially harmed.

Because VIA-2291 is exclusively licensed from Abbott, any dispute with Abbott may materially harm the Company’s ability to develop and commercialize VIA-2291.

In August 2005, the Company licensed exclusive worldwide rights to its product candidate, VIA-2291, from Abbott (the “Abbott License”). The Company does not have, nor has the Company ever had, any material disputes with Abbott regarding the Abbott License. However, if there is any future dispute between the Company and Abbott regarding the parties’ rights under the Abbott License agreement, the Company’s ability to develop and commercialize VIA-2291 may be materially harmed. Any uncured, material breach under the Abbott License could result in the Company’s loss of exclusive rights to VIA-2291 and may lead to a complete termination of the Abbott License and force the Company to cease product development efforts for VIA-2291.

If Abbott elects to maintain or enforce proprietary rights under the Abbott License, the Company will depend on Abbott for the maintenance and enforcement of certain intellectual property rights related to VIA-2291 and will have limited control, if any, over the amount or timing of resources that Abbott devotes on the Company’s behalf.

The Company depends on Abbott to protect certain proprietary rights covering VIA-2291 (the “VIA-2291 Rights”) pursuant to the terms of the Abbott License. Abbott is responsible for maintaining issued patents and prosecuting patent applications in all countries where such patents and patent applications were pending as of the date of the Abbott License. Abbott is also responsible for seeking to obtain all available extensions or restorations of the VIA-2291 Rights. Although the Company has limited, if any, control over the amount or timing of resources that Abbott devotes or the priority Abbott places on maintaining these patent rights to the Company’s advantage, the Company expects Abbott to comply with its obligations pursuant to the Abbott License and devote resources accordingly. However, if Abbott decides that it no longer wants to maintain any of the patents licensed under the Abbott License, Abbott is required to afford the Company the opportunity to do so at the Company’s expense. If Abbott elects not to maintain any of the licensed patents and if the Company does not assume the maintenance of the licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, the Company risks losing the benefit of all or some of those patent rights.

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

The Company’s commercial success depends on not infringing the patents and proprietary rights of other parties and not breaching any collaboration, license or other agreements that the Company has entered into with regard to its technologies and product candidates. For example, the Company’s license agreement with Stanford University, entered into in March 2005, grants the Company an exclusive, license to use a comprehensive gene expression database and analysis tool to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis, provided that the Company meets certain milestones and works to diligently develop, manufacture and sell licensed products under the agreement. Stanford University may terminate the license agreement if the Company fails to cure a material breach, including a failure by the Company to meet the specified milestones, within 90 days after providing notice of such breach. In addition to diligently developing, manufacturing and selling licensed product and diligently developing markets for licensed products, the agreement provided for the following contractual milestones:

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

The Company is subject to extensive and rigorous government regulation in the United States and foreign countries. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in foreign jurisdictions, which regulations differ from jurisdiction to jurisdiction. The Company will not be permitted to market its product candidates in the United States until it receives approval of a new drug application (“NDA”) from the FDA, or in any foreign jurisdiction until the Company receives the requisite approval from the applicable regulatory authorities in such jurisdiction. The Company has not submitted an NDA or received marketing approval for VIA-2291 or any of its other product candidates in the United States or any foreign jurisdiction. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit, condition or deny approval of a product candidate for many reasons. For example:

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

The Company currently anticipates that it will complete the CEA clinical trial and report data in the third quarter of 2008, and will complete the ACS trail and report data shortly after the CEA trial. The FDG-PET clinical trial is expected to be completed and data reported in the first half of 2009. Results of the Phase II clinical trials of VIA-2291 may not be viewed favorably by the Company or third parties, including investors, analysts and potential collaborators. In addition, the Company may not be successful in completing the Phase II clinical trials or commencing its Phase III clinical trial of VIA-2291 on the currently projected timetable, if at all. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of VIA-2291 or any of its other product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.

Bay City Capital, the Company’s principal stockholder, has significant influence over the Company, and the interests of the Company’s other stockholders may conflict with the interests of Bay City Capital.

Bay City Capital, the Company’s principal stockholder, beneficially owns approximately 51% of the Company’s common stock. As a result, Bay City Capital is able to control the Company’s management and affairs and matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. The interests of Bay City Capital, may not always coincide with the interests of the Company or its other stockholders. For example, Bay City Capital could delay or prevent a change of control of the Company even if such a change of control would benefit the Company’s other stockholders. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of the Company’s outstanding common stock may be sold into the market in the future. Substantial sales of the Company’s common stock, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline.

Following the Merger, the holders of approximately 7,839,795 shares of the Company’s common stock, including shares underlying warrants, have rights, subject to certain conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders. In addition, in connection with the private placement of the Company’s common stock completed in August 2007 (the “Private Placement”), approximately 6,996,914 shares of the Company’s common stock issued to the investors in such Private Placement were registered for resale on a Form S-3 registration statement. In August 2007 and December 2007, the Company also filed Form S-8 registration statements covering the resale of the shares of common stock underlying options granted to the Company’s employees, directors and consultants pursuant to stock incentive plans and shares of common stock that it may issue in the future under these plans. The Company anticipates filing an additional Form S-8 registration statement covering the issuance of up to 500,000 additional shares of common stock that the Company may issue in the future to employees, directors and consultants pursuant to the VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan. Once registered, shares of the Company’s common stock generally can be freely sold in the public market upon issuance. Sales of a large number of these shares in the public market, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline and could make it more difficult for the Company to raise additional financing due to the additional overhang represented by these registered and to-be registered shares of common stock.

Prior to the Merger, privately-held VIA Pharmaceuticals, Inc. was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, The NASDAQ Capital Market or other corporate governance requirements. As a result of the Merger, the Company will incur substantial costs in order to comply with these requirements.

Privately-held VIA Pharmaceuticals, Inc. had not been subject to the Sarbanes-Oxley Act of 2002 (“SOX”), the rules and regulations of the SEC, The NASDAQ Capital Market or other corporate governance requirements. As a result of the Merger, the Company has and will continue to incur significant legal, accounting and other expenses to ensure that the Company’s business operations meet these requirements. Implementing the controls and procedures required to comply with the various SEC and NASDAQ regulations place a significant burden on the Company’s management and internal resources. The expenditure of management’s attention and any difficulties encountered implementing and maintaining such systems could result in delays in the Company’s clinical trials and product development programs and could otherwise harm the Company’s business, financial condition and operating results.

As a “non-accelerated filer,” the Company has not been subject to the full requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the Company is unable to favorably assess the effectiveness of its internal controls over financial reporting, or if, beginning the year ending December 31, 2008, the Company’s independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment, the price of the Company’s common stock could be adversely affected.

Pursuant to Section 404 of SOX, the Company’s management is required to report on the effectiveness of its internal control over financial reporting as of December 31, 2007 in this Annual Report on Form 10-K for the fiscal year ending December 31, 2007, and the Company’s independent auditor will be required to attest to the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2008, in its Annual Report on Form 10-K for the fiscal year ending December 31, 2008. As a “non-accelerated filer,” the Company has not been subject to the full requirements of Section 404 of SOX. During 2007, the Company installed systems of internal accounting it believes are needed to comply with Section 404 of SOX. Testing of systems installed was performed to enable management to report on the effectiveness of the controls as of December 31, 2007. While management did not identify any material weaknesses in the Company’s internal control over financial reporting, there can be no assurance that the systems will be deemed effective when the Company’s independent auditor reviews the systems during 2008, and tests transactions. In addition, any updates to the Company’s finance and accounting systems, procedures and controls, which may be required as a result of the Company’s ongoing analysis of its internal controls, or results of testing by the Company or its independent auditor, may require significant time and expense. If the Company fails to have effective internal control over financial reporting, is unable to complete any necessary modifications to its internal control reporting, or if the Company’s independent registered public accounting firm is unable to provide the Company with an unqualified report as to the effectiveness of its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of the Company’s financial reports and in the reliability of the Company’s internal control over financial reporting, which could lead to a substantial price decline in the Company’s common stock.

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

The trading price of the Company’s common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among others, market perception of the Merger, concentration of stock ownership by Bay City Capital and other large investors who participated in the Private Placement, lack of trading volume in the Company’s stock, the Company’s business operations, and in particular, the timing and results of the Company’s clinical trials, and the Company’s need for additional financing. In addition, the stock market in general, and the market for biotechnology and development-stage pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 2.	PROPERTIES

The Company leases its principal executive offices in San Francisco, California, which consist of approximately 4,776 square feet. This lease expires on October 31, 2008. Subsequent to December 31, 2007, the Company entered into an amendment to expand the lease of its principal executive offices to approximately 8,180 square feet and to extend the expiration date of the lease to May 31, 2013. The Company also leases approximately 1,980 square feet in Princeton, New Jersey, where its Chief Medical Officer and Vice President, Clinical Development, are located. This lease expires on August 31, 2011. Subsequent to December 31, 2007, the Company entered into an amendment to expand this lease to approximately 4,979 square feet and to extend the expiration date of the lease to four years from the date the landlord completes certain improvements. The Company believes that its expanded facilities are adequate for its needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On July 17, 2007, the Company received a letter requesting indemnification from the Company of approximately $1.3 million of legal costs incurred by Tailored Risk Assurance Company, Ltd. (“TRACO”) in defending

Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) and several physician co-defendants in the matter of Susan Darke, Individually, and as Executrix of the Estate of Roger J. Darke v. Caritas St. Elizabeth’s Medical Center of Boston, Inc., et al. (Suffolk Superior Court, Boston, Massachusetts). Vascular Genetics Inc. (“VGI”), the Company’s wholly-owned subsidiary, was also a defendant in the litigation, but was dismissed from the litigation in March 2007 after entering into a settlement agreement with the plaintiffs. The letter alleges that the Company, as a successor to Corautus Genetics Inc., is required to indemnify CSEMC pursuant to a License Agreement, dated October 31, 1997, between CSEMC and VGI. The Company is currently unable to predict the outcome of this claim or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency. The Company intends to contest this claim and to seek coverage from its insurers to the extent any monetary damages are required to be paid.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 annual meeting of stockholders on December 14, 2007 (the “2007 Annual Meeting”). At the 2007 Annual Meeting, the stockholders of the Company elected Richard L. Anderson, Mark N. K. Bagnall, Lawrence K. Cohen, Fred B. Craves, Douglass B. Given, David T. Howard, and John R. Larson as directors of the Company to serve and hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007 and approved the VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan (the “2007 Plan”). The Company previously provided equity-based compensation under the terms of the VIA Pharmaceuticals, Inc. 2004 Stock Plan and the Corautus Genetics Inc. 2002 Stock Plan (the “Prior Plans”). The 2007 Plan replaces the Prior Plans, providing the Company with the ability to grant a broader range of equity-based awards to members of the board and employees and consultants of the Company and its subsidiaries. The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon at the 2007 Annual Meeting. The table also sets forth a separate tabulation with respect to each director nominee for office.

				Abstentions
				and Broker
	For	Against	Withheld	Non-Votes

Proposal 1 — Election of Directors
Richard L. Anderson	11,931,870	—	36,590	—
Mark N. K. Bagnall	11,931,877	—	36,583	—
Lawrence K. Cohen	11,931,803	—	36,657	—
Fred B. Craves	11,931,803	—	36,657	—
Douglass B. Given	11,931,803	—	36,657	—
David T. Howard	11,931,831	—	36,629	—
John R. Larson	11,932,543	—	35,917	—
Proposal 2 — Ratification of Appointment of Deloitte & Touche LLP	11,961,636	4,644	—	2,180
Proposal 3 — Approval of the 2007 Plan	11,271,657	77,772	—	619,031

The Company currently anticipates that its 2008 annual meeting of stockholders will be held on June 2, 2008. This meeting date represents a change of more than 30 days from the anniversary of the 2007 Annual Meeting of stockholders. In order for stockholder proposals intended to be presented at the 2008 annual meeting of stockholders to be eligible for inclusion in our proxy statement and the form of proxy for such meeting, they must be received by us at our executive offices in San Francisco, California, at a reasonable time before the corporation prints its proxy materials for the meeting. The Company will regard any proposals that it receives before April 11, 2008 as having been timely received. In addition, if the Company does not receive notice of a stockholder proposal within a reasonable time before the Company sends its proxy materials to the stockholders, then the proxies will be voted in respect thereof in accordance with the judgment of the persons voting such proxies.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of VIA Pharmaceuticals, Inc. as of March 27, 2008 are as follows:

Name	Age	Position

Lawrence K. Cohen	54	Director, President and Chief Executive Officer
James G. Stewart	55	Senior Vice President, Chief Financial Officer and Secretary
Adeoye Y. Okukotun	63	Chief Medical Officer
Rebecca A. Taub	56	Senior Vice President, Research and Development

Biographical information relating to each of our executive officers is set forth below.

Lawrence K. Cohen, Ph.D. has served as President, Chief Executive Officer and a director of the Company since the consummation of the Merger on June 5, 2007, and prior to that time served as President, Chief Executive Officer and a director of privately-held VIA Pharmaceuticals, Inc. since its formation in 2004. Previously, he was the Chief Executive Officer of Zyomyx, Inc., a privately-held biotechnology company focused on protein chip technologies. Dr. Cohen joined Zyomyx in 1999 as Chief Operating Officer, where he was responsible for all internal activities, including research and development, business development, financing and operations. Dr. Cohen received a Ph.D. in Microbiology from the University of Illinois and completed his postdoctoral work in Molecular Biology at the Dana-Farber Cancer Institute and the Department of Biological Chemistry at Harvard Medical School.

James G. Stewart has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since the consummation of the Merger on June 5, 2007, and prior to that time served as Senior Vice President, Chief Financial Officer and Secretary of privately-held VIA Pharmaceuticals, Inc. since November 2006. From 1988, Mr. Stewart has held a number of senior financial and operating roles with privately-held, venture backed companies in a number of industries, including telecommunications, corporate ethics and governance, semiconductor equipment and wireless sensors. From April 2005 to August 2006, Mr. Stewart served as Senior Vice President, Chief Financial Officer at Advanced Cell Technology, a public biotechnology company focused on stem cell derived products. From August 2004 to March 2005, Mr. Stewart served as Chief Financial Officer and Executive Vice President Administrator at LRN, a private venture capital-backed company focused on corporate governance matters. From April 2002 to July 2004, he served as Chief Financial Officer of SS8 Networks, Inc., a private venture capital-backed telecommunications company. From March 2001 to March 2002, Mr. Stewart served as Chief Financial Officer of Graviton, Inc., a private venture capital-backed technology company. From February 1999 to March 2001, Mr. Stewart served as Chief Financial Officer at Ventro Corporation, a public business-to-business marketplace company, where he was responsible for raising significant capital in the Company’s initial public offering and subsequent debt offering. From June 1995 to February 1999, Mr. Stewart served as Chief Financial Officer of CN Biosciences, Inc., a public life sciences company where he was responsible for the Company’s initial public offering and management of finance and other operating responsibilities culminating in the successful sale of the business to Merck KgaA Darmstadt. Prior to CN Biosciences, Mr. Stewart held key finance and operating responsibilities at two other companies after leaving Ernst & Young (formerly Arthur Young & Co.) where he ultimately served as an audit partner after 13 years with the firm. Mr. Stewart holds a B.A. from the University of Southern California.

Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C. has served as Chief Medical Officer of the Company since the consummation of the Merger on June 5, 2007, and prior to that time served as Chief Medical Officer of privately-held VIA Pharmaceuticals, Inc. since its formation in 2004. Dr. Olukotun is a board-certified cardiologist and has more than 25 years of experience in clinical research and drug development in the pharmaceutical industry. Dr. Olukotun has been instrumental in the submission of more than 14 New Drug Applications, Premarket Authorization Applications, and 510k Applications. Dr. Olukotun also played leading roles in the SAVE study involving captopril (Capoten®) and the WOSCOPS, LIPID and CARE studies of pravastatin (Pravachol®). He has published more than 40 articles in peer-reviewed scientific journals. Before joining VIA Pharmaceuticals, Inc., Dr. Olukotun founded CR Strategies, LLC, a clinical research and development consulting firm in Princeton, New Jersey, and served as its Chief Executive Officer from 2000 to 2003. He also was Chief Medical Officer of

Esperion Therapeutics, Inc., a cardiovascular drug development company, until its acquisition by Pfizer in 2004. Dr. Olukotun received his M.D. from Albert Einstein College of Medicine and obtained a M.P.H. from Harvard University School of Public Health. He is a Fellow of the American College of Cardiology.

Rebecca A. Taub, M.D. has served as Senior Vice President of Research and Development of the Company since January 14, 2008, and prior to that time served as Vice President of Research in Metabolic Diseases of Roche Pharmaceuticals, a unit of Roche Holding Ltd. since 2004. While at Roche Dr. Taub oversaw drug discovery programs in diabetes, dyslipidemia and obesity, including target identification, lead optimization and advancement of pre-clinical candidates into clinical development. From 2000 through 2003, Dr. Taub worked at Bristol-Myers Squibb Co. and Dupont Pharmaceutical Company, which was acquired by Bristol-Myers in 2001, in a variety of positions, including executive director of CNS and obesity Research. Before becoming a pharmaceutical executive, Dr. Taub served in a number of academic medicine and boimedical research positions. She was a tenured professor of genetics and medicine at the University of Pennsylvania School of Medicine from 1997 to 2001, and she remains an adjunct professor. Earlier, she was an assistant professor at the Joslin Diabetes Center of Harvard Medical School, Harvard University and an associate investigator with the Howard Hughes Medical Institute. She is the author of more than 120 research articles. Dr. Taub received her M.D. from Yale University School of Medicine and B.A. from Yale College.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “VIAP.” Prior to consummation of the Merger on June 5, 2007, Corautus’ common stock was traded on The NASDAQ Capital Market under the symbol “VEGF” and privately-held VIA Pharmaceuticals, Inc.’s common stock was not publicly traded. As of March 14, 2008, there were approximately 444 registered holders of record of common stock.

The following table shows for the periods indicated the high and low sales prices for our common stock on The NASDAQ Capital Market. The data below reflects the 1:15 reverse stock split of our common stock effected on June 6, 2007.

	High	Low

FISCAL YEAR ENDED December 31, 2006:
First Quarter	$82.20	$42.75
Second Quarter	$56.85	$9.00
Third Quarter	$15.60	$9.60
Fourth Quarter	$10.50	$4.65
FISCAL YEAR ENDED December 31, 2007:
First Quarter	$11.25	$5.10
Second Quarter	$7.95	$3.92
Third Quarter	$4.65	$3.00
Fourth Quarter	$5.30	$2.37

Dividend Policy

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

Issuer Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended December 31, 2007:

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			as Part of	Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs

October 1 through October 31, 2007	—	$—	—	—
November 1 through November 30, 2007	11,151	$0.14	—	—
December 1 through December 31, 2007	—	$—	—	—

Total	11,151	$0.14	—	—

The shares set forth in the table above were repurchased from an employee upon termination of employment. As of December 31, 2007, 139,569 shares of common stock held by employees and service providers remain subject to repurchase by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens Merger Corp., a wholly-owned subsidiary of Corautus, merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. The financial data included in this report reflect the historical results of privately-held VIA Pharmaceuticals prior to the Merger and that of the combined company following the Merger. The historical results are not necessarily indicative of results to be expected in any future period.

				Period from	Period from
				June 14, 2004	June 14, 2004
				(Date of	(Date of
	Years Ended December 31,			Inception) to	Inception) to
	2007	2006	2005	Dec 31, 2004	Dec 31, 2007
	(In whole dollars)

Revenue	$—	$—	$—	$—	$—
Loss from continuing operations	(21,835,382)	(8,626,887)	(8,804,220)	(1,084,924)	(40,351,413)
Loss from continuing operations per common share	(2.24)	(19.81)	(21.63)	(8.73)	—
Total assets	24,484,941	3,726,420	686,856	1,131,400	—
Long-term obligations	3,980	6,827	4,946	25,000	—
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.

Background

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens Merger Corp., a wholly-owned subsidiary of Corautus, merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus (the “Parent-Subsidiary Merger”), pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and the Company changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Company also retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect privately-held VIA Pharmaceuticals, Inc. only. For the period from June 5, 2007 (the date of the closing of the Merger) through December 31, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect the combined operations of the Company. Accordingly, the results of operations and cash flows for the year ended December 31, 2007 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of Corautus and privately-held VIA Pharmaceuticals, Inc. had been combined for the entire period presented.

Overview

Description of Business and Background

The Company is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of artherosclerosis and its complication, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke.

During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 as oral therapies for the treatment of patients undergoing a carotid endarterectomy (“CEA”), and patients at risk for acute coronary syndrome (“ACS”). In October 2007, the Company’s Data Safety Monitoring Board (“DSMB”) performed a review of both safety and efficacy data related to our two Phase II clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.

Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”), to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an ACS event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.

The Company anticipates the results from the CEA Phase II clinical trial in the third quarter of fiscal year 2008, with the results from the ACS Phase II clinical trial following shortly after the CEA Phase II clinical trial. The Company anticipates the results from the FDG-PET Phase II clinical trial in the first half of 2009.

Through December 31, 2007, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.

The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of December 31, 2007, the Company’s accumulated deficit was approximately $40.4 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell product candidates.

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

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 through the Merger with Corautus that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. As described more fully in Note 4 in the Notes to the Financial Statements, on June 29, 2007 the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of December 31, 2007, the Company had $23.1 million in cash. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:

•	terminate or delay clinical trials or studies of VIA-2291;

•	terminate or delay the pre-clinical development of one or more of its other pre-clinical candidates;

•	curtail its licensing activities that are designed to identify molecular targets and small molecules for treating cardiovascular disease; and

•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own.

•	delay, reduce the scope of, or eliminate one or more of its research and development programs, or ultimately cease operations.

Revenue

The Company has not generated any revenues to date and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expenses

Since inception, the Company has focused on the development of compounds for the treatment of cardiovascular disease. The Company currently has one compound, VIA-2291, in three separate Phase II clinical trials in North America and Europe.

Research and development (“R&D”) expense represented 47% and 70% of total operating expense for the years ended December 31, 2007 and 2006, respectively, and 57% for the period from June 14, 2004 (date of inception) to December 31, 2007. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	Compensation of personnel associated with research and development activities, including consultants, investigators, and contract research organizations (“CROs”);

•	In-licensing fees;

•	Laboratory supplies and materials;

•	Costs associated with the manufacture of product candidates for pre-clinical testing and clinical studies;

•	Pre-clinical costs, including toxicology and carcinogenicity studies;

•	Fees paid to professional service providers for independent monitoring and analysis of the Company’s clinical trials;

•	Depreciation and equipment; and

•	Allocated costs of facilities and infrastructure.

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2007 and 2006, and for the period from June 14, 2004 (date of inception) to December 31, 2007:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Externally generated research and development expense	$7,869,094	$3,592,228	$17,159,177
Internally generated research and development expense	2,798,617	2,123,994	5,887,733

Total	$10,667,711	$5,716,222	$23,046,910

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Externally generated research and development expense
In-licensing expenses	$1,835,000	$10,000	$4,845,000
CRO and investigator expenses	3,608,478	1,208,986	4,817,464
Consulting expenses	1,184,040	1,398,507	4,059,091
Other	1,241,576	974,735	3,437,622

Total	$7,869,094	$3,592,228	$17,159,177

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Internally generated research and development expense
Personnel and related expenses	$1,968,572	$1,326,545	$4,042,220
Stock-based compensation expense	251,243	247,966	499,209
Travel and entertainment expense	245,215	282,550	664,754
Other	333,587	266,933	681,550

Total	$2,798,617	$2,123,994	$5,887,733

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

The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The CEA Phase II clinical trial that began in 2006 is expected to be completed in the third quarter of fiscal year 2008. The ACS Phase II clinical trial that also began in 2006 is expected to be completed shortly after the CEA Phase II clinical trial. As a result, expenses associated with the CEA and ACS Phase II clinical trials will be reduced significantly after results are received. The FDG-PET Phase II clinical trial that began in late 2007 is expected to be completed in the first half of 2009 and expenses associated with this trial will increase until the end of the trial.

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

VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an IND application with the FDA outlining its Phase II clinical program which consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. In addition, in late 2007 the Company initiated a third Phase II clinical trial using FDG-PET imaging to measure the impact of VIA-2291 on vascular inflammation. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company will evaluate and determine VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. Based on scientific literature, the Company anticipates that reduced vascular inflammation will result in decreased major adverse cardiac events (“MACE”). The ability of VIA-2291 to reduce MACE will ultimately be assessed in the Company’s Phase III clinical trials.

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

In March 2007, the Company entered into an Option and License Agreement with Santen pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive, twelve-month option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds generally characterized as leukotriene A4 hydrolase inhibitors held by Santen. In the event the Company exercises its option, the Company is required to make an additional payment of $350,000 upon execution of the license agreement and certain milestone payments associated with the development of the compounds as defined within the agreement. The twelve month option period began with receipt of materials and information for evaluation and will expire in July 2008.

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

The Company anticipates increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act of 2002. These increases also will likely include the hiring of additional personnel. Increases will be partially offset by the reduction in one time costs incurred in connection with becoming a publicly-traded company, including costs with regards to completion of the Merger, various initial regulatory filings, and fees paid to lawyers, accountants and investment bankers.

Interest Income, Interest Expense and Other Expenses

Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured convertible notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions.

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2007 and 2006 together with the change in such items in dollars and as a percentage:

	For the Years Ended
	Dec 31, 2007	Dec 31, 2006	$ Change	% Change

Revenue	$—	$—	$—	—
Research and development expense	10,667,711	5,716,222	4,951,489	87%
General and administrative expense	7,857,187	2,507,196	5,349,991	213%
Merger transaction costs	3,824,090	—	3,824,090	100%
Interest income	588,174	96,668	491,506	508%
Interest expense	60,193	498,758	(438,565)	(88)%
Other expense	14,375	1,379	12,996	942%

Revenue.  The Company did not generate any revenues in the years ended December 31, 2007 and 2006, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense.  Research and development expense increased 87%, or approximately $5.0 million, from $5.7 million for the year ended December 31, 2006 to $10.7 million for the year ended December 31, 2007. Clinical trial and pre-clinical related contract research organization (“CRO”) and investigator expenses increased by approximately $2.2 million from $2.1 million in 2006 to $4.3 million in 2007, and lab data analysis expenses increased approximately $500,000 from $100,000 in 2006 to $600,000 in 2007. These expenses increased primarily as a result of progress made year over year in the VIA2291 ACS and CEA Phase II clinical trials and in the FDG-PET Phase II clinical trial. The Company purchased Neuro3D PDE4 compounds in 2007 resulting in a $1.8 million increase in in-process research and development and in-licensing expense from $10,000 in 2006 to $1.8 million in 2007. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $700,000 from $2.1 million in 2006 to $2.8 million in 2007. Of the $700,000 increase, salary, benefits and stock-based compensation expenses increased $600,000 from $1.9 million in 2006 to $2.5 million in 2007, and facilities and IT related expenses increased approximately $100,000 from $200,000 in 2006 to $300,000 in 2007. Consulting expenses decreased $200,000 from $1.4 million in 2006 to $1.2 million in 2007. Employee related expenses increased primarily as a result of an increase of three headcount from seven in 2006 to ten in 2007. The additional headcount was added to manage the ongoing pre-clinical and clinical development programs. The consulting expense decrease was a result of the hiring of additional employees to perform services previously performed by consultants.

General and Administrative Expense.  General and administrative expense increased 213%, or approximately $5.4 million, from $2.5 million for year ended December 31, 2006 to $7.9 million for the year ended December 31, 2007. The Company increased general and administrative headcount to nine employees in 2007. For most of 2006, the finance team consisted of consultants with no permanent employees until the hiring of the Chief Financial Officer and the VP Finance and Controller in late 2006. Additional general and administrative staff were necessary to manage the Company going public through the Merger with Corautus in June of 2007. The increase in headcount directly resulted in an increase of $2.7 million in employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses — from $1.4 million in 2006 to $4.1 million in 2007. Of the $2.7 million increase in employee related expenses, salary and benefit expenses increased approximately $2.1 million from $1.0 million in 2006 to $3.1 million in 2007; stock-based compensation expense increased 500,000 from $300,000 in 2006 to $800,000 in 2007; and travel and entertainment expenses increased $100,000 from $200,000 in 2006 to $300,000 in 2007.

The Company incurred a substantial increase in certain general and administrative expenses from 2006 to 2007 as a result of going public through the Merger with Corautus. Specifically, audit expenses increased $600,000 from

$100,000 in 2006 to $700,000 in 2007; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $600,000 from $0 in 2006 to $600,000 in 2007; consulting expenses increased $500,000 from $300,000 in 2006 to $800,000 in 2007 and non-Merger related legal expenses increased $600,000 from $300,000 in 2006 to $900,000 in 2007. In addition, other expenses, including insurance, facilities, depreciation, and information technology, increased $400,000 from $300,000 in 2006 to $700,000 in 2007 due to the Company going public and to associated headcount increases.

Merger Transaction Costs.  The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired and this amount was expensed in results of operations in the year ended December 31, 2007.

Interest Income.  Interest income increased 508%, or approximately $500,000, from $100,000 in the year ended December 31, 2006 to $600,000 in the year ended December 31, 2007. The increase was primarily attributable to higher average cash and cash equivalents balances in the nine months ended December 31, 2007. The higher cash and cash equivalent balances in the year ended December 31, 2007 resulted from the receipt of $11.1 million in cash from the Merger with Corautus on June 5, 2007 (see Note 3 in the Notes to the Financial Statements) and the $25.0 million in gross proceeds received in the Private Placement described more fully in Note 4 in the Notes to the Financial Statements.

Interest Expense.  Interest expense decreased 88%, or approximately $400,000, from $500,000 in the year ended December 31, 2006 to $100,000 in the year ended December 31, 2007. The decrease was primarily attributable to a decrease in the average loan balance of $5.2 million from approximately $6.2 million in the year ended December 31, 2006 to approximately $750,000 in the year ended December 31, 2007. The decrease in the average loan balance resulted from the primary investor converting all of the outstanding debt to preferred series A stock in February of 2007 as described more fully in Notes 8 and 9 to the Financial Statements.

Other Expense.  Other expense increased 942%, or approximately $13,000, from $1,000 in the year ended December 31, 2006 to $14,000 in the year ended December 31, 2007. The increase was attributable to an increase of approximately $55,000 in unrealized foreign exchange losses related to outstanding CRO liabilities denominated in Euros relating to the CEA Phase II clinical trial, net of $35,000 in unrealized foreign exchange gains on the translation of a bank account denominated in Euros. In addition the Company had an increase of $6,000 in realized foreign exchange transactions from none in 2006 to $6,000 in 2007.

Liquidity and Capital Resources

The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus and the Private Placement. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell product candidates.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. As more fully explained in Note 3 in the Notes to the Financial Statements, the Company received $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007, and as more fully explained in Note 4 in the Notes to the Financial Statements, the Company issued 10,288,065 shares of common stock for $25.0 million in gross proceeds in the Private Placement which closed in July and August of 2007. As of December 31, 2007, the Company had $23.1 million in cash, and while management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, the Company will be required to raise additional capital through a combination of debt or equity financings, or may be required to reduce the level of activities in its clinical trials or other operations.

Prior to the Merger and the Private Placement, the Company issued secured convertible notes for $5 million and $11.2 million in the years ended December 31, 2007 and 2006, and an aggregate of $24.4 million from June 14, 2004 (date of inception) to December 31, 2007 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2007 as described more fully in Notes 8 and 9 in the Notes to the Financial Statements.

The Company had $23.1 million in cash and cash equivalents at December 31, 2007 compared to $3.3 million as of December 31, 2006. The Company’s cash inflows were $41.8 million and cash outflows were $22.0 million resulting in a net increase in cash of $19.8 million in the year ended December 31, 2007. Cash inflows include $25.0 million received in the Private Placement, $11.1 million in the Merger, $5.0 million through the issuance of secured convertible notes and $700,000 obtained in interest income and as a result of the exercise of stock options in the year ended December 31, 2007. Cash outflows consisted primarily of $3.8 million for Merger related transaction costs, $1.9 million in equity financing related expenses, $4.5 million in payroll and related expenses, $5.2 million in research and development expenses, $1.7 million in consulting expenses, and $4.9 million in corporate and other expenditures in the year ended December 31, 2007.

The Company used $18.9 million in net cash from operations in the year ended December 31, 2007, and $8.2 million in the year ended December 31, 2006, and $34.8 million for the period from June 14, 2004 (date of inception) through December 31, 2007. The $10.8 million increase in net cash used from operations was primarily the result of a $13.2 million increase in the comparable annual net losses; net of an increase of $500,000 in stock-based compensation expense and a $1.9 million increase in the change in net assets and liabilities for the year ended December 31, 2007. The $1.9 million increase in net assets and liabilities is attributable to an increase of $2.7 million in liabilities primarily related to increased research and development accrued expenses, net of an increase of $800,000 in prepaid expenses primarily related to future research and development expenses. The increase of approximately $13.2 million in the net loss was the result of an increase of approximately $5.0 million in R&D expenses as described above, an increase of approximately $5.4 million in general and administrative expenses, and the $3.8 million in Merger costs in the year ended December 31, 2007 as described above, net of a decrease in net interest of $900,000. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.

The Company obtained $10.5 million in net cash from investing activities in the year ended December 31, 2007, used $100,000 in the year ended December 31, 2006, and obtained $10.3 million cash from investing activities for the period from June 14, 2004 (date of inception) through December 31, 2007. The Company received $11.1 million in net cash from the Merger, net of $400,000 in capitalized Merger costs, and net of $300,000 in capital expenditures in the year ended December 31, 2007. The Company expended $100,000 in capital expenditures in the year ended December 31, 2006.

Net cash provided from financing activities increased by $17.0 million from $11.2 million in the year ended December 31, 2006 to $28.2 million in the year ended December 31, 2007. The $17.0 million increase is primarily attributable to the $23.1 million of net cash received in the Private Placement completed in 2007, and $5.0 million in cash received from the issuance of secured convertible notes in 2007, compared to the $11.2 million in cash received through the issuance of secured convertible notes in the year ended December 31, 2006.

Contractual Obligation and Commitments

The following table describes the Company’s contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term capital lease obligations(1)	$2,051	$2,051	$—	$—	$—
Operating lease obligations(2)	325,962	196,602	97,020	32,340	—
Stanford license(3)	870,000	25,000	60,000	85,000	700,000
Uncertain tax positions(4)	—	—	—	—	—

	$1,198,013	$223,653	$157,020	$117,340	$700,000

(1)	Long-term capital lease of a copier.

(2)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. Subsequent to year-end, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. As a result of this lease amendment, the commitments above would be increased by a total of approximately $1.5 million, with an increase of $103,000 in the period less than one year, an increase of $623,000 in the period of 1-3 years, an increase of $656,000 in the period of 4-5 years and an increase of $140,000 after 5 years. The lease amendment to the Princeton, New Jersey facility extends the lease through May 2012 and has been expanded to a total of 4,979 square feet. As a result of this lease amendment, the commitments above would be increased by a total of $330,000, with an increase of $43,000 in the period less than one year, an increase of $147,000 in the period of 1-3 years, an increase of $140,000 in the period of 4-5 years and an increase of $0 after 5 years.

(3)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $10,000 in 2006 and 2007 respectively, $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that uses the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of December 31, 2007, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(4)	The Company adopted FIN 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2007 was $140,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet activities.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 2 in the Notes to the Financial Statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, which form its basis for management’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience, facts available to date, and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. The estimates are subject to variability in the future due to external economic factors as well as the timing and cost of future events. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123 — revised 2004 (“SFAS 123R”), Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”), Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. The adoption of SFAS 123R had a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company recorded stock-based compensation expense associated with stock options for the years ended December 31, 2007 and 2006 as follows:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Research and development expense	$251,243	$247,966	$499,210
General and administrative expense	697,285	186,977	884,261

Total	$948,528	$434,943	$1,383,471

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $3.8 million in compensation expense over a weighted average remaining period of 3.00 years. However, no compensation expense will be recognized for any stock awards that do not vest.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is incorporated herein by reference to the information regarding directors included in our proxy statement for our 2008 Annual Meeting of Stockholders. The information required by this item with respect to our executive officers is set forth in Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item regarding our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Audit Committee” in our proxy statement for our 2008 Annual Meeting of Stockholders.

The information required by this item with respect to our code of business conduct and ethics is incorporated herein by reference to the information included in our proxy statement for our 2008 Annual Meeting of Stockholders.

The information required by this item regarding material changes to the procedures by which our stockholders may recommend nominees to our board of directors is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Nominating and Governance Committee” in our proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information regarding executive compensation included in our proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information regarding principal accountant fees and services included in our proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Financial Statement Schedules

The Company’s Financial Statements included in Item 8 include:

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2007 and 2006	F-2
Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from inception (June 14, 2004) to December 31, 2007	F-3
Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006, 2005 and for the period from inception (June 14, 2004) to December 31, 2004	F-4
Statements of Cash Flow for the years ended December 31, 2007 and 2006, and for the period from inception (June 14, 2004) to December 31, 2007	F-5
Notes to the Financial Statements	F-6

2. Financial Statement Schedules

All other schedules not listed above have been omitted, because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)
3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.10	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)
4.2	Warrant issued to Redington, Inc., dated March 1, 2008
10.1	Amended and Restated Registration Rights Agreement, dated June 5, 2007, by and among VIA Pharmaceuticals, Inc. and the stockholders named therein (filed as Exhibit 10.11 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.2	Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)
10.3	Exclusive Agreement, effective February 28, 2005, between the Board of Trustees of the Leland Stanford Junior University and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.4	Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as Exhibit 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.5	Research Agreement, effective September 25, 2006, between University of Liverpool and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.6	Patent Rights and Related Assets Purchase Agreement, dated as of January 25, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. . (filed as Exhibit 10.6 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.7	Amendment No. 1 to Patent Rights and Related Assets Purchase Agreement, dated as of February 23, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. (filed as Exhibit 10.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit
Number	Description

10.8	Exclusive Option Agreement, dated as of March 27, 2007, between Santen Pharmaceutical Co., Ltd. and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.9	Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.10	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.11	Employment Agreement, dated as of August 12, 2004, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.4 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.12	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.5 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.13	Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.14	Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.15	Letter Agreement, dated as of December 21, 2007, between VIA Pharmaceuticals, Inc. and Rebecca Taub, M.D.
10.16	VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.17	VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.18	VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.19	Standard Director Form of Option Agreement (filed as Exhibit 10.18 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.20	Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation (filed as Exhibit 10.19 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.21	Form of Lock-Up Agreement, attached as Exhibit E to the Agreement and Plan of Merger and Reorganization, dated February 7, 2007, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)
10.22	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Lawrence K. Cohen, Ph.D., dated December 21, 2007 (filed as Exhibit 10.1 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)
10.23	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and James G. Stewart, dated December 21, 2007 (filed as Exhibit 10.2 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)
10.24	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Adeoye Olukotun, M.D., dated December 21, 2007 (filed as Exhibit 10.3 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)
10.25	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Rebecca Taub, dated January 14, 2008
10.26	VIA Pharmaceuticals, Inc. Form of Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on December 19, 2007 and incorporated herein by reference)

Exhibit
Number	Description

10.27	VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan (filed as Exhibit A to the Definitive Proxy Statement filed on November 5, 2007 and incorporated herein by reference)
10.28	Office Lease, dated October 13, 2005, between VIA Pharmaceuticals, Inc. and James P. Edmondson, as amended by Lease Amendment No. One, dated January 15, 2008
10.29	Lease, dated July 24, 2006, between VIA Pharmaceuticals, Inc. and 100 & RW CRA LLC, as amended by First Extension and Modification of Lease, dated January 15, 2008.
21.1	Subsidiaries of VIA Pharmaceuticals, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA PHARMACEUTICALS, INC.

By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ Lawrence K. Cohen Lawrence K. Cohen	President, Chief Executive Officer and Director	March 28, 2008

/s/ James G. Stewart James G. Stewart	Senior Vice President, Chief Financial Officer and Secretary	March 28, 2008

/s/ Douglass B. Given Douglass B. Given	Chairman of the Board of Directors	March 28, 2008

/s/ Richard L. Anderson Richard L. Anderson	Director	March 28, 2008

/s/ Mark N.K. Bagnall Mark N.K. Bagnall	Director	March 28, 2008

/s/ Fred B. Craves Fred B. Craves	Director	March 28, 2008

/s/ David T. Howard David T. Howard	Director	March 28, 2008

/s/ John R. Larson John R. Larson	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VIA Pharmaceuticals, Inc.
San Francisco, CA

We have audited the accompanying balance sheets of VIA Pharmaceuticals, Inc. (a development stage company) (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007, and for the period from June 14, 2004 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and 2006, and for the period from June 14, 2004 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, effective January 1, 2007 and as discussed in Note 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the research and development of cardiovascular disease. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2007 and Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Deloitte & Touche LLP

San Francisco, California
March 28, 2008

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$23,098,764	$3,337,360
Prepaid expenses and other current assets	953,347	111,107

Total current assets	24,052,111	3,448,467
Property and equipment-net	335,429	182,309
Other non-current assets	97,401	95,644

Total	$24,484,941	$3,726,420

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$748,719	$150,384
Accrued expenses and other liabilities	3,178,453	1,161,307
Interest payable	—	279,111
Capital lease obligation-current portion	2,051	2,696
Short term convertible notes payable	—	8,000,000

Total current liabilities	3,929,223	9,593,498
Capital lease obligation-net of current portion	—	2,051
Deferred rent	3,980	4,776

Total liabilities	3,933,203	9,600,325
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 and 55,758,150 shares authorized at December 31, 2007 and December 31, 2006, respectively; 19,707,257 and 445,039 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	19,707	1,197
Preferred stock Series A, $0.001 par value-5,000,000 and 18,586,050 shares authorized at December 31, 2007 and December 31, 2006, respectively; 0 and 3,234,900 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	—	8,703
Convertible preferred stock Series C, $0.001 par value-17,000 and 0 shares authorized at December 31, 2007 and December 31, 2006, respectively; 2,000 and 0 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; liquidation preference of $2,000,000	2	—
Additional paid-in capital	60,876,834	12,619,644
Treasury stock- 2,014 and 0 shares at December 31, 2007 and December 31, 2006, respectively	(10,276)	—
Accumulated other comprehensive income	16,884	12,582
Deficit accumulated in the development stage	(40,351,413)	(18,516,031)

Total shareholders’ equity (deficit)	20,551,738	(5,873,905)

Total	$24,484,941	$3,726,420

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses:
Research and development	10,667,711	5,716,222	23,046,910
General and administration	7,857,187	2,507,196	13,190,567
Merger transaction costs	3,824,090	—	3,824,090

Total operating expenses	22,348,988	8,223,418	40,061,567

Operating loss	(22,348,988)	(8,223,418)	(40,061,567)
Other income (expense):
Interest income	588,174	96,668	724,972
Interest expense	(60,193)	(498,758)	(999,064)
Other (expense) income-net	(14,375)	(1,379)	(15,754)

Total other income (expense)	513,606	(403,469)	(289,846)

Net Loss	$(21,835,382)	$(8,626,887)	$(40,351,413)

Loss per share of common stock-basic and diluted	$(2.24)	$(19.81)

Weighted average shares outstanding-basic and diluted	9,727,821	435,475

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period June 14, 2004 (Date of Inception) To December 31, 2007

											Deficit
	Preferred		Preferred								Accumulated	Accumulated
	Series A		Series C		Common Stock		Treasury Stock		Additional	Deferred	in the	Other	Total	Total
	Shares		Shares		Shares		Shares		Paid-in	Stock	Development	Comprehensive	Stockholders’	Comprehensive
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Compensation	Stage	Income	Equity	Income (Loss)

BALANCE — June 14, 2004 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock — net of issuance costs	—	—	—	—	371,721	1,000	—	—	—	—	—	—	1,000	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	6,360	(4,675)	—	—	1,685	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,084,924)	—	(1,084,924)	—

BALANCE — December 31, 2004	—	—	—	—	371,721	1,000	—	—	6,360	(4,675)	(1,084,924)	—	(1,082,239)	—
Issuance of common stock — net of issuance costs	—	—	—	—	37,172	100	—	—	900	—	—	—	1,000	—
Exercise of common stock options	—	—	—	—	10,965	30	—	—	266	—	—	—	296	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	1,124	4,568	—	—	5,692	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,804,220)	—	(8,804,220)	—

BALANCE — December 31, 2005	—	—	—	—	419,858	1,130	—	—	8,650	(107)	(9,889,144)	—	(9,879,471)	—
Exercise of common stock options	—	—	—	—	25,181	67	—	—	1,360	—	—	—	1,427	—
Issuance of series A preferred stock	3,234,900	8,703	—	—	—	—	—	—	12,174,797	—	—	—	12,183,500	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	—	107	—	—	107	—
Employee stock based compensation	—	—	—	—	—	—	—	—	434,837	—	—	—	434,837	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	12,582	12,582	12,582
Net loss	—	—	—	—	—	—	—	—	—	—	(8,626,887)	—	(8,626,887)	(8,626,887)

Total comprehensive loss														$(8,614,305)

BALANCE — December 31, 2006	3,234,900	$8,703	—	$—	445,039	$1,197	—	$—	$12,619,644	$—	$(18,516,031)	$12,582	$(5,873,905)
Issuance of common stock — net of issuance costs	—	—	—	—	10,288,065	10,288	—	—	23,130,072	—	—	—	23,140,360	—
Exercise of common stock options	—	—	—	—	317,369	854	—	—	41,469	—	—	—	42,323	—
Repurchase and retirement of common stock	—	—	—	—	(42,283)	(95)	—	—	(5,654)	—	—	—	(5,749)	—
Issuance of series A preferred stock	3,540,435	9,524	—	—	—	—	—	—	13,324,698	—	—	—	13,334,222	—
Merger	(6,775,335)	(18,227)	2,000	2	8,699,067	7,463	(2,014)	(10,276)	10,818,077	—	—	—	10,797,039	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	21,954	—	—	—	21,954	—
Employee stock based compensation	—	—	—	—	—	—	—	—	926,574	—	—	—	926,574	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Net loss	—	—	—	—	—	—	—	—	—	—	(21,835,382)	—	(21,835,382)	(21,835,382)

Total comprehensive loss														$(21,831,080)
BALANCE — December 31, 2007	—	$—	2,000	$2	19,707,257	$19,707	(2,014)	$(10,276)	$60,876,834	$—	$(40,351,413)	$16,884	$20,551,738

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(21,835,382)	$(8,626,887)	$(40,351,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,286	55,235	187,594
Change in unrealized gain on foreign currency hedge	4,302	12,582	16,884
Stock compensation expense	948,528	434,944	1,390,849
Deferred rent	(796)	4,776	3,980
Changes in assets and liabilities:
Prepaid expenses and other assets	(845,298)	(53,774)	(1,053,432)
Accounts payable	598,334	(356,502)	748,718
Accrued expenses and other liabilities	2,017,147	(126,071)	3,278,454
Interest payable	55,111	497,794	992,722

Net cash used in operating activities	(18,938,768)	(8,157,903)	(34,785,644)

Cash flows from investing activities:
Purchase of property and equipment	(271,106)	(146,532)	(507,367)
Cash provided in the Merger	11,147,160	—	11,147,160
Capitalized merger transaction costs	(350,069)	—	(350,069)

Net cash provided by (used in) investing activities	10,525,985	(146,532)	10,289,724

Cash flows from financing activities:
Proceeds from convertible promissory notes	5,000,000	11,200,000	24,425,000
Capital lease payments	(2,696)	(2,499)	(9,922)
Issuance of common stock	23,140,360	—	23,141,360
Exercise of stock options for the issuance of common stock	42,323	1,427	44,046
Repurchase and retirement of common stock	(5,800)	—	(5,800)

Net cash provided by financing activities	28,174,187	11,198,928	47,594,684

Increase in cash and cash equivalents	19,761,404	2,894,493	23,098,764
Cash and cash equivalents-beginning of period	3,337,360	442,867	—

Cash and cash equivalents-end of period	$23,098,764	$3,337,360	$23,098,764

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$334,222	$366,588	$992,722

Conversion of notes to preferred stock Series A	$13,334,222	$12,183,500	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$—	$11,973

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$568	$964	$1,827

Taxes paid	$33,129	$2,050	$35,979

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview — VIA Pharmaceuticals, Inc. (“VIA”, “the Company”, “we”, “our”, or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, a development stage company, is a biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of artherosclerosis and its complication, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 as oral therapies for the treatment of patients undergoing a carotid endarterectomy (“CEA”), and patients at risk for acute coronary syndrome (“ACS”). During 2007 the Company entered into a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA2291 on vascular inflammation.

Through December 31, 2007, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and private equity financings. The Company is organized and operates as one operating segment.

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation (the “Company”). Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger, as discussed more fully in Note 3 to the Financial Statements.

As a result of the Merger, former privately-held VIA Pharmaceuticals, Inc. stockholders owned 77.78% of the voting stock of the combined company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As such, privately-held VIA Pharmaceuticals, Inc. is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, unless otherwise noted, all pre-Merger financial information is that of privately-held VIA Pharmaceuticals, Inc. and all post-Merger financial information is that of the Company and its wholly-owned subsidiaries VIA Pharma UK Limited and Vascular Genetics Inc. The Company has retroactively restated the authorized, issued and outstanding shares of common and preferred stock to reflect a 1 for 15 reverse stock split, which was approved by the Corautus Board of Directors on June 4, 2007.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Unless otherwise specified, as used throughout these financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein only reflect those of privately-held VIA Pharmaceuticals, Inc. For period from June 5, 2007 (the date of the closing of the merger between Corautus and privately-held VIA Pharmaceuticals, Inc.) through December 31, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect the combined operations of Corautus and privately-held VIA Pharmaceuticals, Inc. Accordingly, the results of operations and cash flows for the year ended December 31, 2007 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire period presented.

On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation in the United Kingdom, to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from inception through December 31, 2007. In connection with the Merger described more fully in Note 3 to the Financial Statements, the Company has a wholly owned subsidiary Vascular Genetics, Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since Corautus clinical trials ceased in 2006.

Use of Estimates and Reclassifications — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Significant Risks and Uncertainties — As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of December 31, 2007, the Company had accumulated net deficits of $40.4 million.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. As discussed more fully in Notes 1 and 3, the Company raised $11.1 million through a merger with Corautus, which was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. As described more fully in Note 4 to the Financial Statements, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of December 31, 2007, the Company has $23.1 million in cash. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

relating to the recoverability and classification of recorded asset amounts nor to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

Cash and Cash Equivalents — Cash equivalents are included with cash and consist of short term, highly liquid investments with original maturities of three months or less.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Computers, lab and office equipment have estimated useful lives of three years; office furniture and equipment have estimated useful lives of five years; and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives or the lease term.

Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Through December 31, 2007 there have been no such impairments.

Acquired Intellectual Property Rights — Payments for the acquisition of intellectual property (“IP”) rights are capitalized and amortized ratably over the estimated life of the IP rights. At the time of acquisition, the Company estimates the product life based upon the term of the agreement, the patent life of the product and the Company’s assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate. Acquired IP rights were $26,000 as of December 31, 2007 and 2006. The estimated life of the rights is twenty (20) years and accumulated amortization of the IP rights was $3,683 and $2,383 as of December 31, 2007 and 2006, respectively. The Company did not acquire any IP during 2004. Amortization expense for acquired product rights for each of the next five years until fully amortized is as follows: 2008 — $1,300; 2009 — $1,300; 2010 — $1,300; 2011 — $1,300; 2012 — $1,300; thereafter — $15,817. IP rights, of $22,317 and $23,617 as of December 31, 2007 and 2006 are included in other assets in the balance sheet.

Research and Development Expenses — Research and development (“R&D”) are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs”. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, pre-clinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

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

Income Taxes — The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007. As of December 31, 2007, ;the Company had unrecognized tax benefits of $140,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.

Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment — scientific research and development activities.

Earnings (Loss) Per Share of Common Stock — Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period. The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2007 and 2006:

	Years Ended
	December 31,	December 31,
	2007	2006

Net loss	$(21,835,382)	$(8,626,887)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	9,959,002	435,475
Less: Weighted-average shares of common stock subject to repurchase	(231,181)	—

Weighted-average shares used in computing basic net loss per share	9,727,821	435,475
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	9,727,821	435,475

Basic and diluted net loss per share	$(2.24)	$(19.81)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

have been excluded from diluted net loss per share for the years ended December 31, 2007 and 2006 because their inclusion would be anti-dilutive:

	Years Ended
	December 31,	December 31,
	2007	2006

Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,642,110	652,124
Shares of common stock subject to outstanding warrants	106,520	—
Shares of common stock subject to conversion from series A preferred stock	—	3,234,900

Total shares of common stock equivalents	2,748,630	3,887,024

As described in Note 9, the number of shares of common stock into which Series C preferred stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C preferred stock becomes convertible, June 13, 2010. Accordingly, we have not included any series C preferred shares in the table above.

Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the years ended December 31, 2007 and 2006:

	Years Ended
	December 31,	December 31,
	2007	2006

Net loss	$(21,835,382)	$(8,626,887)
Change in unrealized gain on foreign currency cash flow hedges	4,302	12,582

Total comprehensive loss	$(21,831,080)	$(8,614,305)

Derivative Instruments — From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.

The Company recorded a net realized gain of $6,439 and a net realized loss of ($381) for the years ended December 31, 2007 and 2006, respectively, and a net realized gain of $6,058 for the period from June 14, 2004 (date of inception) to December 31, 2007 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net realized gains are included in other income (expense) in the statement of operations. Net unrealized gains remaining in other accumulated comprehensive income (loss) total

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

$16,884 and $12,582 at December 31, 2007 and December 31, 2006, respectively. There were no outstanding cash flow hedge contracts at December 31, 2007.

New Accounting Pronouncements — In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (EITF 07-3),“Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are currently evaluating the impact of EITF 07-3, but do not expect the adoption of EITF 07-3 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations and SFAS No. 160 (SFAS 160”) “Non-controlling Interest In Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 141R and SFAS 160 should have no material impact on our current financial statements; however, these new standards could significantly impact the accounting for any future acquisitions we might consummate.

3.	MERGER WITH CORAUTUS

On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation (the “Company”). Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.”

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Corautus is treated as the acquired company for financial reporting purposes. On June 5, 2007, Corautus had approximately $11.1 million of cash. Under the terms of the Merger Agreement, the former stockholders of privately-held VIA Pharmaceuticals, Inc. retained control of the Company and, as of the closing of the Merger, the former holders of privately-held VIA Pharmaceuticals, Inc. equity securities held 77.78% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the close of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As a result, the Merger was considered to be a capital transaction in substance and, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Corautus. The net assets of Corautus were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger.

Following is the allocation of the purchase price to the net assets of Corautus based on fair values:

Cash	$11,147,160
Accrued expenses	(286,408)
Merger transaction costs expensed	3,824,090

Total purchase price	$14,684,842

Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired and this amount was expensed in results of operations in the year ended December 31, 2007.

4.	EQUITY FINANCING — PRIVATE INVESTMENT IN PUBLIC EQUITIES

In connection with a securities purchase agreement dated June 29, 2007, the Company issued 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds through a private investment in public equities (the “Private Placement”). Under the terms of the agreement the first closing of 1,885,125 shares occurred July 2, 2007 and the second closing of 8,402,940 shares occurred August 8, 2007, after obtaining approval from stockholders holding a majority in voting power of the Company’s then outstanding common stock. Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement (the “Registration Statement”) with the SEC to register for resale certain shares of common stock sold in the Private Placement. The shares issued in the Private Placement were registered within the timeframes required under the securities purchase agreement, and therefore, no liquidated damages were required to be paid by the Company related to the filing of a registration statement or declaring such registration statement effective. The securities purchase agreement provides for cash payments to investors of up to 18% of investors’ aggregate purchase price for certain defined events including failure to maintain the Company’s stock listing for a period of three trading days and failure to maintain an effective registration statement preventing the sale of shares for five or more days. During 2007 no such events occurred, and no amounts were owed to investors at December 31, 2007.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Direct costs incurred related to the Private Placement of approximately $1.9 million, consisting principally of investment banking and legal fees, were netted against proceeds in recording the amount of common equity issued in the period ended December 31, 2007.

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

Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through June 5, 2007 (date of completion of the Merger with Corautus), and related stock-based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represented the best estimate of market value to use in measuring compensation. Subsequent to the Merger, the Company, now publicly-held, uses the closing stock price on the date the common stock options are granted to determine the fair market value of each option. The Company revalues each non-employee option quarterly based on the Company’s closing stock price on the last day of the quarter.

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

The Company determined that an estimated forfeiture rate of five percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value. VIA’s limited historical information precludes the use of actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The assumptions used to value option grants for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended
	December 31,	December 31,
	2007	2006

Expected life from grant date	2.5 - 6.25	5.00 - 6.11
Expected volatility	68% - 77%	67% - 76%
Risk free interest rate	3.49%	4.64%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the years ended December 31, 2007 and 2006 and for the period from June 14, 2004 (date of inception) to December 31, 2007, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Research and development expense	$251,243	$247,966	$499,210
General and administrative expense	697,285	186,977	884,261

Total	$948,528	$434,943	$1,383,471

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $3.8 million in compensation expense over a weighted average remaining period of 3.00 years. However, no compensation expense will be recognized for any stock awards that do not vest.

6.	RESEARCH AND DEVELOPMENT

The Company’s research and development expenses include expenses related to the three ongoing VIA2291 Phase II clinical trials and expenses incurred in connection with the Company’s pre-clinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, pre-clinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2007 and 2006, and for the period from June 14, 2004 (date of inception) to December 31, 2007:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Externally generated research and development expense	$7,869,094	$3,592,228	$17,159,177
Internally generated research and development expense	2,798,617	2,123,994	5,887,733

Total	$10,667,711	$5,716,222	$23,046,910

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Externally generated research and development expense
In-licensing expenses	$1,835,000	$10,000	$4,845,000
CRO and investigator expenses	3,608,478	1,208,986	4,817,464
Consulting expenses	1,184,040	1,398,507	4,059,091
Other	1,241,576	974,735	3,437,622

Total	$7,869,094	$3,592,228	$17,159,177

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Internally generated research and development expense
Personnel and related expenses	$1,968,572	$1,326,545	$4,042,220
Stock-based compensation expense	251,243	247,966	499,209
Travel and entertainment expense	245,215	282,550	664,754
Other	333,587	266,933	681,550

Total	$2,798,617	$2,123,994	$5,887,733

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT

Property and equipment — net, at December 31, 2007 and 2006 consisted of the following:

	Years Ended
	December 31,	December 31,
	2007	2006

Property and equipment at cost:
Computer equipment and software	$291,149	$79,153
Furniture and fixtures	102,547	82,867
Lab equipment	46,946	13,187
Office equipment	35,409	31,634
Leasehold Improvements	31,315	29,420
Capital lease equipment	11,973	11,973

Total property and equipment at cost	519,339	248,234
Less: accumulated depreciation	(183,910)	(65,925)

Total	$335,429	$182,309

Depreciation expense on property and equipment was $117,985 and $53,935 in the years ended December 31, 2007 and 2006, respectively, and was included in the statements of operations. Of the $117,985 of depreciation in 2007, $33,009 was included in research and development expenses and $84,976 was included in general and administrative expense. Of the $53,935 of depreciation in 2006, $14,380 was included in research and development expense and $39,555 was included in general and administrative expense.

8.	FINANCING ARRANGEMENTS

On April 24, 2006, the Company issued a short-term 8% convertible promissory note for $3.0 million to the Company’s primary investor. On September 18, 2006, the Company and the primary investor modified the terms of the April 24, 2006 note allowing for the subsequent issuance of an additional $10.0 million in short-term 8% convertible promissory notes. Concurrently, the Company issued an additional short-term 8% convertible promissory note for $5.0 million, which together with the existing $3,000,000 note represented an aggregate outstanding note payable of $8,000,000 at December 31, 2006. The notes were secured by the assets of the Company. The notes also provided for conversion to preferred series A stock based on contingent future financings, and also allowed for optional conversion by the note holder at a mutually agreed upon price at the time of conversion.

On February 2, 2007, the Company issued a short-term 8% convertible promissory note to the Company’s primary investor in exchange for the remaining $5.0 million under the terms of the September 18, 2006 note. Immediately thereafter on February 2, 2007, the lender — primary investor — converted the aggregate $13.0 million previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of series A preferred stock. As described more fully in Note 9 to the Financial Statements, all preferred stock outstanding with the Company’s primary investor was converted to common stock in connection with the Corautus merger.

The Company has evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the statements of operations.

9.	EQUITY

Prior to the Merger, the total number of authorized shares of common stock of privately-held VIA Pharmaceuticals, Inc. was 55,758,150 and the total number of authorized shares of preferred stock of privately-held

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Common Stock — The Company’s authorized common stock was 200,000,000 shares at December 31, 2007 and 55,758,150 shares at December 31, 2006. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2007 and 2006 the Company had reserved the following shares of common stock for issuance:

	December 31,	December 31,
	2007	2006
	(In shares)

Convertible preferred stock and convertible notes	—	18,586,050
2002 Stock Plan — outstanding and available to grant	—	407,920
2004 Stock Plan — outstanding and available to grant	—	1,134,775
2007 Incentive Award Plan — outstanding and available to grant	3,267,515	—
Common stock warrants	106,520	—

Total	3,374,035	20,128,745

Preferred Stock — The Company’s authorized preferred stock was 5,000,000 shares at December 31, 2007 and 18,586,050 shares at December 31, 2006. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.

There were 2,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2007 and December 31, 2006, respectively. The holder of the Series C Preferred Stock is not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for Recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of Series C Preferred converted.

2002 Stock Option Plans — In November 2002, the Corautus Board of Directors adopted the 2002 Stock Plan, which was approved by Corautus stockholders in February 2003 and was amended by Corautus stockholder approval in May 2004. Under the 2002 Stock Plan, the Board of Directors or a committee of the Board of Directors has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or non-qualified stock options, as determined by the Board of Directors or a committee. The 2002 Stock Plan, as amended in May 2004, reserved an additional 233,333 shares for issuance under the 2002 Stock Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 20,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from one to two years and expire ten years from date of grant or three months after termination of employment or service, if sooner. Under the 2002 Stock Plan, the Company had 0 and 407,920 shares available for future grant as of December 31, 2007 and 2006, respectively. In December 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.

2004 Stock Option Plans — In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan (the “Plan”). Under the Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Board authorized an increase of 743,442 shares to the Plan for a total of 1,170,921 authorized shares available for grant from the Plan. The Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 0 and 482,633 shares available for future grant as of December 31, 2007 and 2006, respectively. In December of 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.

2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock of a share of stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 625,405 and 0 shares available for future grant as of December 31, 2007 and 2006, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

A summary of option activity to December 31, 2007 under the Plans follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

2004 Stock Plan Options Outstanding — June 14, 2004 (inception)	—
Granted	39,400	$0.03

2004 Stock Plan Options Outstanding — December 31, 2004	39,400	$0.03
Granted	260,573	$0.03
Exercised	(10,965)	$0.03
Canceled	(186)	$0.03

2004 Stock Plan Options Outstanding — December 31, 2005	288,822	$0.03
Granted	388,483	$0.14
Exercised	(25,181)	$0.06

2004 Stock Plan Options Outstanding — December 31, 2006	652,124	$0.09
Granted	510,637	$3.47
Exercised	(317,369)	$0.14
Canceled	(1,782)	$3.48
Transfers to the 2007 Incentive Award Plan	(843,610)	$2.12

2004 Stock Plan Options Outstanding — December 31, 2007	—	—

2002 Stock Plan Options Outstanding — December 31, 2006	361,291	$46.05
Canceled	(48,716)	$69.54
Transfers to the 2007 Incentive Award Plan	(312,575)	$42.35

2002 Stock Plan Options Outstanding — December 31, 2007	—	—

2007 Incentive Award Plan Options Outstanding — December 31, 2006	—	—
Granted	1,485,925	$2.38
Transfers from the 2004 Stock Plan	843,610	$2.12
Transfers from the 2002 Stock Plan	312,575	$42.35

2007 Incentive Award Plan Options Outstanding — December 31, 2007	2,642,110	$7.02

As of December 31, 2007, a total of 229,955 shares of options were early exercised before the shares were vested pursuant to provisions of the share grants under the Plan, of which 139,569 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2007:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price

$ 0.03	267,202	7.43	$0.03	264,894	7.43	$0.03	221,044	$0.03
$ 0.14	102,493	8.80	$0.14	100,866	8.80	$0.14	69,960	$0.14
$ 2.38	1,485,925	9.96	$2.38	1,415,629	9.96	$2.38	80,000	$2.38
$ 3.48	414,443	9.59	$3.48	395,451	9.59	$3.48	34,609	$3.48
$ 5.10	22,300	9.43	$5.10	22,300	9.43	$5.10	22,300	$5.10
$ 5.25	47	1.00	$5.25	47	1.00	$5.25	47	$5.25
$ 5.55	37,172	9.42	$5.55	37,172	9.42	$5.55	37,172	$5.55
$11.25-1023.75	312,528	6.90	$42.36	312,528	6.90	$42.36	312,528	$42.36

	2,642,110	9.23	$7.02	2,548,887	9.23	$7.19	777,660	$17.86

The weighted average fair value of options granted was $1.92 per share during year ended December 31, 2007. The total intrinsic value of stock options exercised was $1,817,265 and $16,721 for the years ended December 31, 2007 and 2006, respectively.

Warrants

The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. Outstanding warrants to purchase approximately 77,934 shares of common stock at exercise prices of $15.00 — $125.63 will expire in 1 — 5 years.

In July 2007 the Company granted a warrant to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants begin vesting 30 days after the issuance date and vest over a twelve month contracted service period. Using the Black-Scholes pricing model, the Company valued the warrants at $25,476 as of December 31, 2007 using an expected life of 5.27 years, a 3.49% risk-free interest rate, a 76% volatility rate and the December 31, 2007 $2.45 closing stock price. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $10,626 in the year ended December 31, 2007.

In December 2007 the Company granted a warrant to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are fully vested when granted. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, and a 76% volatility rate. The warrants are expensed as stock-based compensation expense over the contracted service period in the statements of operations resulting in expense of $11,328 in the year ended December 31, 2007.

10.	RELATED PARTIES

On September 20, 2004, the Company entered into a sub-lease agreement with its principal investor for office space at its San Francisco, California location. The Company incurred rent expense under the lease in the amount of $87,500 and $25,000 for the year ended December 31, 2005, and for the period from June 14, 2004 (date of inception) to December 31, 2004, respectively, included in general and administrative expenses in the statements of operations. The Company paid the total $112,500 in 2007, thereby extinguishing the outstanding $112,500 liability at December 31, 2006. The agreement was terminated on October 31, 2005.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

On February 28, 2005, the Company entered into a licensing agreement with Stanford University (the “University”) The Company’s founding Chief Scientific Officer is also an affiliate of the University. Upon entering into the agreement, the Company paid the University a non-creditable, non-refundable license fee of $25,000 and issued 100,000 shares of common stock at $0.001 par value, to two employees of the University who are also stockholders in the Company, pursuant to the terms of a common stock agreement. In addition, the Company paid the University a license maintenance fee of $10,000 for each of the years ended December 31, 2007 and 2006. The Company is committed to pay annual license maintenance fees of $25,000 for 2008 and 2009, $35,000 for 2010 and 2011 and $50,000 for all years after 2011 during which the license agreement is effective. For any commercial products derived from the licensed technology, the Company has agreed to pay royalties to the University in amounts ranging from one to six percent of net sales depending on the therapy indication of the licensed product, and milestone payments ranging from $25,000 to $250,000 for technology developed under the licensing agreement, reduced by any maintenance fee payments made during the year. The Company also paid salary or consulting fees to two employees of the University, who are also stockholders of the Company, $120,000 and $154,051 during the years ended December 31, 2007 and 2006, respectively, and issued 42,300 stock options to one of the two in the year ended December 31, 2007. Using the Black-Scholes pricing model, the Company valued the 42,300 options at $66,683 as of December 31, 2007 using an expected life of 6.2 years, a 3.49% risk-free interest rate, a 76% volatility rate and the fair market value on December 31, 2007 of $2.45 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $3,569 in the year ended December 31, 2007.

The Chairman of the Company’s Board of Directors (“Chairman”) is a founder of the Company and an employee of the Company’s primary investor in convertible promissory notes and Preferred Series A shares (“Primary Investor”). The Company issued to the Chairman 250,000 shares of common stock in 2004, and paid to the Chairman consulting fees of $30,000 and $40,000 for the years ended December 31, 2005 and 2004, respectively. No amounts were paid during 2007 and 2006. The Company used the services of a relative of the Company’s Chairman of the Board in 2006 to assist in research and development activities in exchange for salary and consulting fees of $73,717. No services were performed, and no amounts were paid in the year ended December 31, 2007.

During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 50,000 stock option shares to the acting CFO as compensation for services rendered. During 2006 and part of 2007, the Company used the services of an employee of the Company’s primary investor to act as Human Resource (“HR”) Manager and granted the HR Manager 0 and 3,717 stock option shares as compensation for services rendered in the years ended December 31, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the options at $21,507 as of December 31, 2006 using an expected life of 5.0 years, a 4.639% risk-free interest rate, a 74% volatility rate and the fair market value on December 31, 2006 of $5.89 per share. As the options were fully vested at the date of grant, the Company expensed the $21,507 as stock-based compensation expense in the year ended December 31, 2006.

The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s Primary Investor. The Company paid the CDO compensation in the amount of $305,833 and $240,000 in the years ended December 31, 2007 and 2006, respectively, and granted 26,921 and 35,685 shares of stock options to the CDO in 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2006 options at $206,341 as of December 31, 2006 using an expected life of from 5.0 to 5.27 years, a 4.639% risk-free interest rate, a 67% volatility rate and the fair market value December 31, 2006 at $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $70,390 and $136,044 in the years ended December 31, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of December 31, 2007 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value on December 31, 2007 of $2.45 per share. The options are expensed as stock-based compensation expense

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

over the vesting period in the statements of operations resulting in expense of $55,780 in the year ended December 31, 2007.

11.	COMMITMENTS

Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2011. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $208,692 and $222,811 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to December 31, 2007 are as follows:

Amount

2008	$196,602
2009	48,510
2010	48,510
2011	32,340
2012	—

Total minimum lease payments	$325,962

Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. Subsequent to year-end, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. As a result of this lease amendment, the commitments above would be increased by a total of approximately $1.5 million, with an increase of $103,000 in 2008, $307,000 in 2009, $316,000 in 2010, $324,000 in 2011 $332,000 in 2012, and $140,000 after 5 years. The lease amendment to the Princeton, New Jersey facility extends the lease through May 2012 and has been expanded to a total of 4,979 square feet. As a result of this lease amendment, the commitments above would be increased by a total of $330,000, with an increase of $43,000 in 2008, $73,000 in 2009, $73,000 in 2010, $90,000 in 2011, and $51,000 in 2012.

Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. The cost of the equipment was $11,973 and is included under property and equipment in the balance sheet at December 31, 2007 and 2006. Accumulated depreciation of the leased equipment was $9,312 and $5,321 at December 31, 2007 and 2006, respectively.

The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of December 31, 2007 are as follows:

Amount

2008	$2,176
2009	—

Total minimum lease payments	2,176
Less amount representing interest	(125)

Present value of net minimum lease payments	2,051
Capital lease obligation — long-term	—

Capital lease obligation — short-term	$2,051

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

12.	CONTINGENCY

On July 17, 2007, the Company received a letter requesting indemnification for approximately $1.3 million of legal costs incurred in the defense of certain litigation involving a licensee of Corautus technology who used Corautus product in a clinical trial not sponsored by Corautus. Vascular Genetics Inc., the Company’s wholly-owned subsidiary, also a defendant in the litigation, was dismissed from the litigation in March 2007 prior to the Merger with the Company, after entering into a settlement agreement with plaintiffs. The Company is currently unable to predict the outcome of this claim or to reasonably estimate its potential exposure and has not recorded a liability associated with this contingency. The Company intends to contest this claim and to seek coverage from its insurers to the extent any monetary damages are required to be paid.

13.	INCOME TAXES

There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34% for all periods presented, to the amount reflected in the Company’s statement of operations for the years ended December 31, 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Tax provision (benefit) at federal statutory income tax rate	(34)%	(34)%
State income taxes, net of federal income tax effect	(3)	(9)
Adjustments of deferred tax assets	11	9
Merger costs	6	—
Other	—	3
Valuation allowance	20	31

Income tax expense (benefit)	0%	0%

The tax effect of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 comprise the following:

	2007	2006

Deferred tax assets and liabilities:
Net operating loss carryforwards	$3,612,315	$4,365,476
Tax credit carryforwards	490,757	509,659
Property and equipment and intangibles	7,047,691	2,171,890
Other	541,615	377,964

	11,692,378	7,424,989
Less valuation allowance	(11,692,378)	(7,424,989)

Net deferred tax assets and liabilities	$—	$—

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The net valuation allowance increased by $4,267,000 during the period ended December 31, 2007. A portion of the change in the valuation allowance relates to a reduction in net operating loss carryforwards due to limitations under Section 382.

The Company has federal net operating loss carryforwards of approximately $9,059,000 as of December 31, 2007 that expire beginning in 2026. The Company has California state net operating loss carryforwards of approximately $5,765,000 as of December 31, 2007 that expire beginning 2016. The Company has New Jersey state net operating loss carryforwards of approximately $9,059,000 as of December 31, 2007 that expire beginning 2013. The Company also has federal, California state, and New Jersey state research and development tax credits of approximately $448,000, $117,000, and $134,000, respectively. Federal research credits will expire beginning 2026, California state credits can be carried forward indefinitely, and New Jersey state credits will expire in 2022.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result, for the implementation of FIN 48, the Company recognized no liabilities for unrecognized income tax benefits. Upon adoption of FIN 48, the Company recognized no material adjustment for the cumulative effect of adoption. At December 31, 2007, the Company had unrecognized tax benefits of $140,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Balance at January 1, 2007	$—
Additions based on tax positions related to current year	139,711
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	—
Settlements	—

Balance at December 31, 2007	$139,711

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2007. The tax years 2004 through 2007 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of 2008.

14.	EMPLOYEE BENEFIT PLANS

The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2007. The Company made safe harbor contributions to certain plan participants in the aggregate amount of $14,299 and $0 in the years ended December 31, 2007 and 2006.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Net loss per share amounts in the table below reflect the effect of the Merger and the 1:15 reverse stock split at the time of the Merger, as more fully described in Notes 1 and 3 to the Financial Statements.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(6,285,788)	(6,015,034)	(4,360,293)	(5,174,267)
Net loss per share — Basic and diluted	(13.05)	(1.99)	(0.27)	(0.27)
Net loss	(6,285,788)	(6,015,034)	(4,360,293)	(5,174,267)

2006
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(2,119,078)	(2,200,092)	(2,016,146)	(2,291,571)
Net loss per share — Basic and diluted	(4.98)	(5.02)	(4.60)	(5.21)
Net loss	(2,119,078)	(2,200,092)	(2,016,146)	(2,291,571)