Form 10-Q
period 2008-03-31
VIA Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
     As of May 9, 2008, there were 19,707,257 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.

PART I. — FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Unaudited Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	1
Unaudited Condensed Statements of Operations for the Three Month Period Ended March 31, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to March 31, 2008	2
Unaudited Condensed Statements of Cash Flows for the Three Month Period Ended March 31, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to March 31, 2008	3
Notes to the Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T. Controls and Procedures	29
PART II. — OTHER INFORMATION	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
SIGNATURE	31
EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,880,810	$23,098,764
Prepaid expenses and other current assets	1,001,406	953,347

Total current assets	18,882,216	24,052,111
Property and equipment-net	305,293	335,429
Other non-current assets	115,124	97,401

Total	$19,302,633	$24,484,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$804,911	$748,719
Accrued expenses and other liabilities	3,438,624	3,178,453
Capital lease obligation-current portion	1,307	2,051

Total current liabilities	4,244,842	3,929,223
Deferred rent	2,786	3,980

Total liabilities	4,247,628	3,933,203
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value-200,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively; 19,707,257 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,707	19,707
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at March 31, 2008 and December 31, 2007, respectively; 2,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	61,279,530	60,876,834
Treasury stock- 0 and 2,014 shares at March 31, 2008 and December 31, 2007, respectively	—	(10,276)
Accumulated other comprehensive income	16,403	16,884
Deficit accumulated in the development stage	(46,260,637)	(40,351,413)

Total shareholders’ equity	15,055,005	20,551,738

Total	$19,302,633	$24,484,941

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			PERIOD FROM
			JUNE 14, 2004
			(DATE OF
	THREE MONTHS ENDED		INCEPTION) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2008
Revenue	$—	$—	$—

Operating expenses:
Research and development	3,318,162	3,189,663	26,365,072
General and administration	2,664,957	1,491,479	15,855,524
Merger transaction costs	—	1,592,582	3,824,090

Total operating expenses	5,983,119	6,273,724	46,044,686

Operating loss	(5,983,119)	(6,273,724)	(46,044,686)
Other income (expense):
Interest income	102,754	49,086	827,726
Interest expense	(120)	(55,292)	(999,184)
Other expense-net	(28,739)	(5,858)	(44,493)

Total other income (expense)	73,895	(12,064)	(215,951)

Net Loss	$(5,909,224)	$(6,285,788)	$(46,260,637)

Loss per share of common stock-basic and diluted	$(0.30)	$(13.05)

Weighted average shares outstanding-basic and diluted	19,532,057	481,568

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			PERIOD FROM
			JUNE 14, 2004
			(DATE OF
	THREE MONTHS ENDED		INCEPTION) TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,909,224)	$(6,285,788)	$(46,260,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,752	20,012	227,346
Change in unrealized gain on foreign currency hedge	(481)	2,037	16,403
Stock compensation expense	412,972	247,822	1,803,821
Deferred rent	(1,194)	—	2,786
Changes in assets and liabilities:
Prepaid expenses and other assets	(66,106)	(45,205)	(1,119,538)
Accounts payable	52,012	1,672,827	800,730
Accrued expenses and other liabilities	260,169	598,571	3,538,623
Interest payable	—	55,111	992,722

Net cash used in operating activities	(5,212,100)	(3,734,613)	(39,997,744)

Cash flows from investing activities:
Purchase of property and equipment	(5,110)	(101,905)	(512,477)
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	(5,110)	(101,905)	10,284,614

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	5,000,000	24,425,000
Capital lease payments	(744)	(634)	(10,666)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	—	42,323	44,046
Repurchase and retirement of common stock	—	—	(5,800)

Net cash provided by (used in) financing activities	(744)	5,041,689	47,593,940

Increase in cash and cash equivalents	(5,217,954)	1,205,171	17,880,810
Cash and cash equivalents-beginning of period	23,098,764	3,337,360	—

Cash and cash equivalents-end of period	$17,880,810	$4,542,531	$17,880,810

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$—	$334,222	$992,722

Conversion of notes to preferred stock Series A	$—	$13,334,222	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$—	$11,973

Stock issuance for license acquisition	$—	$—	$1,000

Retirement of treasury stock	$10,276	$—	$10,276

Supplemental disclosure of cash flow information:
Interest paid	$72	$181	$1,899

Taxes paid	$3,470	$—	$39,449

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview-VIA Pharmaceuticals, Inc. (“VIA,” “the Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company entered into a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation.
     Through March 31, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and private equity financings. The Company is organized and operates as one operating segment.
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
     As a result of the Merger, former privately-held VIA Pharmaceuticals, Inc. stockholders owned 77.78% of the voting stock of the combined company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As such, privately-held VIA Pharmaceuticals, Inc. was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, unless otherwise noted, all pre-Merger financial information is that of privately-held VIA Pharmaceuticals, Inc. and all post-Merger financial information is that of the Company and its wholly-owned subsidiaries, VIA Pharma UK Limited and Vascular Genetics Inc. The Company has retroactively restated the authorized, issued and outstanding shares of common and preferred stock to reflect a 1 for 15 reverse stock split, which was approved by the Corautus Board of Directors on June 4, 2007.
     Unless otherwise specified, as used throughout these condensed financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the Merger and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these condensed financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation— The accompanying condensed financial statements have been prepared in accordance with GAAP for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below.
     The condensed financial statements and related disclosures have been prepared with the presumption that users of the condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 28, 2008.
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) through March 31, 2008. In connection with the Merger described more fully in Notes 1 and 3 to the Unaudited Condensed Financial Statements, the Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
     Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Significant Risks and Uncertainties— As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of March 31, 2008, the Company had an accumulated net deficit of approximately $46.3 million.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through the Merger with Corautus on June 5, 2007, to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of March 31, 2008, the Company had approximately $17.9 million in cash. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
     Cash and Cash Equivalents— Cash equivalents are included with cash and consist of short term, highly liquid investments with original maturities of three months or less.
     Property and Equipment— Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Computers, lab and office equipment have estimated useful lives of three years; office furniture and equipment have estimated useful lives of five years; and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives or the lease term.

     Long-Lived Assets— Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Through March 31, 2008 there have been no such impairments.
     Acquired Intellectual Property Rights— Payments for the acquisition of intellectual property (“IP”) rights are capitalized and amortized ratably over the estimated life of the IP rights. At the time of acquisition, the Company estimates the product life based upon the term of the agreement, the patent life of the product and the Company’s assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate. Acquired IP rights were $26,000 as of March 31, 2008 and December 31, 2007. The estimated life of the rights is twenty (20) years and accumulated amortization of the IP rights was $4,008 and $3,683 as of March 31, 2008 and December 31, 2007, respectively. Amortization expense for acquired product rights for each of the next five years until fully amortized is as follows: 2008 — $1,300; 2009 — $1,300; 2010 — $1,300; 2011 — $1,300; 2012 — $1,300; thereafter — $15,817. Net IP rights, of $21,992 and $22,317 as of March 31, 2008 and December 31, 2007, respectively, are included in other assets in the balance sheet.
     Research and Development Expenses— Research and development (“R&D”) expenses are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
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
     Income Taxes— The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 as of January 1, 2007.
     Earnings (Loss) Per Share of Common Stock— Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,	March 31,
	2008	2007
Net loss	$(5,909,224)	$(6,285,788)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	19,707,257	722,095
Less: Weighted-average shares of common stock subject to repurchase	(175,200)	(240,527)

Weighted-average shares used in computing basic net loss per share	19,532,057	481,568
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	19,532,057	481,568

Basic and diluted net loss per share	$(0.30)	$(13.05)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three months ended March 31, 2008 and 2007 because their inclusion would be anti-dilutive:

	Three months ended
	March 31, 2008	March 31, 2007
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,888,992	369,708
Shares of common stock subject to outstanding warrants	231,520	—
Shares of common stock subject to conversion from Series A preferred stock	—	6,775,335

Total shares of common stock equivalents	3,120,512	7,145,043

     As described in Note 8 to the Unaudited Condensed Financial Statements, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
     Comprehensive Income (Loss)- Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the three months ended March 31, 2008 and 2007:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2008	2007
Net loss	$(5,909,224)	$(6,285,788)
Change in unrealized gain (loss) on foreign currency cash flow hedges	(481)	2,037

Total comprehensive loss	$(5,909,705)	$(6,283,751)

     Derivative Instruments- From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the condensed balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.

     The Company recorded a net realized gain of $2,595 and $822 for the three months ended March 31, 2008 and March 31, 2007, respectively, and a net realized gain of $8,652 for the period from June 14, 2004 (date of inception) to March 31, 2008 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains are included in other income (expense) in the condensed statement of operations. Net unrealized gains remaining in other accumulated comprehensive income (loss) total was $16,403 and $16,884 at March 31, 2008 and December 31, 2007, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were outstanding at March 31, 2008.
     New Accounting Pronouncements-In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.
     In December 2007, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB No. 110”), “Share-based Payment — Certain Assumptions Used in Valuation Methods — Expected Term,” which amended SAB No. 107 “Share-Based Payment” to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB No. 110 on January 1, 2008 and will continue to use the simplified method until sufficient exercise history is available.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations” and SFAS No. 160 (“SFAS No. 160”) “Non-controlling Interest In Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS No. 141R and SFAS No. 160 should have no material impact on the Company’s current financial statements; however, these new standards could significantly impact the accounting for any future acquisitions the Company might consummate.
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-3 (“EITF No. 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” Pursuant to EITF No. 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF No. 07-3 is effective for the Company beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. EITF No. 07-3 became effective for the Company as of January 1, 2008 and it did not have a material impact on the Company’s results of operations or financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 became effective for the Company as of January 1, 2008 and it did not have a material impact on the Company’s results of operations or financial position. The Company’s cash is its only financial asset and the Company does not have any financial liabilities.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 became effective for the Company as of January 1, 2008. The Company has elected not to apply the fair value option as cash, its eligible financial asset, is already at fair value. Accordingly, the adoption of SFAS No. 159 had no financial statement impact.

3. MERGER WITH CORAUTUS
     On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to the Merger Agreement, dated February 7, 2007, by and among Corautus, Resurgens, and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, the Company changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger. The Company has retroactively restated the authorized, issued and outstanding shares of common and preferred stock to reflect a 1 for 15 reverse stock split, which was approved by the Corautus Board of Directors on June 4, 2007.
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

     Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired of which $1,592,582 was expensed in results of operations in the three months ended March 31, 2007.
4. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are now being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
     The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards under SFAS No. 123R. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the value of the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

     Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through June 5, 2007 (date of completion of the Merger with Corautus), and related stock-based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represented the best estimate of market value to use in measuring compensation. Subsequent to the Merger, the Company, now publicly held, uses the closing stock price of the Company’s common stock on the date the options are granted to determine the fair market value of each option. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter.
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
     The Company determined that an estimated forfeiture rate of five percent is sufficient to exclude future forfeitures in the determination of option fair value. VIA’s limited historical information precludes the use of actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.
     The assumptions used to value option grants for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Expected life from grant date	2.5-6.08	5.0-6.11
Expected volatility	79%	67%-82%
Risk free interest rate	2.48%	3.79%-4.64%
Dividend yield	—	—
     The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the three months ended March 31, 2008 and 2007 and for the period from June 14, 2004 (date of inception) to March 31, 2008, which was included in the condensed statements of operations in the following captions:

			Period from
			June 14, 2004
	Three months ended		(date of inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Research and development expense	$114,034	$91,205	$613,243
General and administrative expense	298,938	156,617	1,183,200

Total	$412,972	$247,822	$1,796,443

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $4.1 million in compensation expense over a weighted average remaining period of 2.82 years. However, no compensation expense will be recognized for any stock awards that do not vest.
5. RESEARCH AND DEVELOPMENT
     The Company’s research and development expenses include expenses related to the three ongoing VIA-2291 Phase II clinical trials and expenses incurred in connection with the Company’s pre-clinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, pre-clinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2008 and 2007, and for the period from inception (June 14, 2004) through March 31, 2008:

			Period from
			June 14, 2004
	Three months ended		(date of inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Externally generated research and development expense	$2,219,801	$2,704,818	$19,378,978
Internally generated research and development expense	1,098,361	484,845	6,986,094

Total	$3,318,162	$3,189,663	$26,365,072

     Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three months ended		(date of inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

In-licensing expenses	$6,250	$1,600,000	$4,851,250
CRO and investigator expenses	1,456,290	498,107	6,273,754
Consulting expenses	312,598	238,974	4,371,689
Other	444,663	367,737	3,882,285

Total	$2,219,801	$2,704,818	$19,378,978

     Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three months ended		(date of inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Personnel and related expenses	$769,880	$343,732	$4,812,099
Stock-based compensation expense	114,034	91,205	613,243
Travel and entertainment expense	108,885	49,430	773,639
Other	105,562	478	787,113

Total	$1,098,361	$484,845	$6,986,094

6. PROPERTY AND EQUIPMENT
     Property and equipment — net, at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Property and equipment at cost:
Computer equipment and software	$300,440	$291,149
Furniture and fixtures	102,547	102,547
Lab equipment	46,946	46,946
Office equipment	35,409	35,409
Leasehold Improvements	31,315	31,315
Capital lease equipment	11,973	11,973

Total property and equipment at cost	528,630	519,339
Less: accumulated depreciation	(223,337)	(183,910)

Total	$305,293	$335,429

     Depreciation expense on property and equipment was $39,427 and $19,687 in the three months ended March 31, 2008 and 2007, respectively, and was included in the condensed statements of operations. Of the $39,427 of depreciation in the three months ended March 31, 2008, $9,866 was included in research and development expenses and $29,561 was included in general and administrative expense. Of the $19,687 of depreciation in the three months ended March 31, 2007, $6,913 was included in research and development expense and $12,774 was included in general and administrative expense.

7. FINANCING ARRANGEMENTS
     On April 24, 2006, the Company issued a short-term 8% convertible promissory note for $3.0 million to the Company’s primary investor. On September 18, 2006, the Company and the primary investor modified the terms of the April 24, 2006 note allowing for the subsequent issuance of an additional $10.0 million in short-term 8% convertible promissory notes. Concurrently, the Company issued an additional short-term 8% convertible promissory note for $5.0 million, which together with the existing $3,000,000 note represented an aggregate outstanding note payable of $8,000,000 at December 31, 2006. The notes were secured by the assets of the Company. The notes also provided for conversion to Series A Preferred Stock based on contingent future financings, and also allowed for optional conversion by the note holder at a mutually agreed upon price at the time of conversion.
     On February 2, 2007, the Company issued a short-term 8% convertible promissory note to the Company’s primary investor in exchange for the remaining $5.0 million under the terms of the September 18, 2006 note. Immediately thereafter on February 2, 2007, the lender — primary investor — converted the aggregate $13.0 million previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of Series A Preferred Stock. As described more fully in Note 8 to the Unaudited Condensed Financial Statements, all preferred stock outstanding with the Company’s primary investor was converted to common stock in connection with the Corautus Merger.
     The Company has evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the condensed statements of operations.
8. EQUITY
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
     Common Stock- The Company’s authorized common stock was 200,000,000 shares at March 31, 2008 and December 31, 2007, respectively. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2008 and December 31, 2007, the Company had reserved the following shares of common stock for issuance:

(in shares)	March 31, 2008	December 31, 2007
2007 Incentive Award Plan-outstanding and available to grant	3,767,515	3,267,515
Common stock warrants	231,520	106,520

Total	3,999,035	3,374,035

     Preferred Stock- The Company’s authorized preferred stock was 5,000,000 shares at March 31, 2008 and December 31, 2007, respectively. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.
     There were 2,000 shares of Series C Preferred Stock issued and outstanding as of March 31, 2008 and December 31, 2007, respectively. The holder of the Series C Preferred Stock is not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
     2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock of a share of stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 878,523 and 625,405 shares available for future grant as of March 31, 2008 and December 31, 2007, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
     A summary of option activity to March 31, 2008 under the 2007 Incentive Award Plan follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
2007 Incentive Award Plan Options Outstanding — January 1, 2008	2,642,110	$7.02
Granted	247,000	$2.91
Exercised	—	—
Canceled	(118)	$3.48

2007 Incentive Award Plan Options Outstanding — March 31, 2008	2,888,992	$6.67

     As of March 31, 2008, a total of 229,955 shares of options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 106,078 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

     The following table summarizes information concerning outstanding and exercisable options outstanding at March 31, 2008:

	Options Outstanding			Options Vested or Expected to Vest			Options Exerciseable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	267,202	7.19	$0.03	265,666	7.19	$0.03	236,494	$0.03
$0.14	102,493	8.55	$0.14	101,344	8.55	$0.14	79,526	$0.14
$2.38	1,485,925	9.72	$2.38	1,419,901	9.72	$2.38	165,446	$2.38
$2.90	235,000	9.79	$2.90	223,250	9.79	$2.90	—	$2.90
$3.10	12,000	9.98	$3.10	11,400	9.98	$3.10	—	$3.10
$3.48	414,325	9.34	$3.48	396,626	9.34	$3.48	60,364	$3.48
$5.10	22,300	9.18	$5.10	22,300	9.18	$5.10	22,300	$5.10
$5.25	47	0.75	$5.25	47	0.75	$5.25	47	$5.25
$5.55	37,172	9.18	$5.55	37,172	9.18	$5.55	37,172	$5.55
$11.25-1023.75	312,528	6.65	$42.36	312,528	6.65	$42.36	312,528	$42.36

	2,888,992	9.05	$6.67	2,790,234	9.05	$6.82	913,877	$15.52

     The weighted average fair value of options granted was $1.57 per share during the three month period ended March 31, 2008. The total intrinsic value of stock options exercised was $0 and $1,817,265 for the three months ended March 31, 2008 and 2007, respectively.
Warrants
     The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. Outstanding warrants to purchase approximately 77,934 shares of common stock at exercise prices of $15.00-$125.63 will expire in 1 — 5 years.
     In July 2007 the Company granted a warrant to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants begin vesting 30 days after the issuance date and vest over a twelve month contracted service period. Using the Black-Scholes pricing model, the Company valued the warrants at $33,947 as of March 31, 2008 using an expected life of 5.27 years, a 2.48% risk-free interest rate, a 79% volatility rate and the March 31, 2007 $3.00 closing stock price. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $12,033 in the three months ended March 31, 2008.
     In December 2007 the Company granted a warrant to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are fully vested when granted. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, and a 76% volatility rate. The warrants were fully expensed as stock-based compensation expense over the contracted service period (December 2007) in the statements of operations resulting in no expense in the three months ended March 31, 2008.
     In March 2008 the Company granted a warrant to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. Using the Black-Scholes pricing model, the Company valued the warrants at $193,648 as of March 31, 2008 using an expected life ranging from 2.5 to 3.0 years, a 2.48% risk-free interest rate, a 79% volatility rate, and a fair market value of $3.0 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statement of operations resulting in expense of $49,394 in the three months ended March 31, 2008.

9. RELATED PARTIES
     On February 28, 2005, the Company entered into a licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer is also an affiliate of Stanford. Upon entering into the agreement, the Company paid Stanford a non-creditable, non-refundable license fee of $25,000 and issued 100,000 shares of common stock at $0.001 par value, to two employees of Stanford who are also stockholders in the Company, pursuant to the terms of a common stock agreement. In addition, the Company paid Stanford a license maintenance fee of $25,000 in the three months ended March 31, 2008, and $10,000 for each of the three months ended March 31, 2007 and 2006, respectively. The Company is committed to pay annual license maintenance fees of $25,000 for 2009, $35,000 for 2010 and 2011 and $50,000 for all years after 2011 during which the license agreement is effective. For any commercial products derived from the licensed technology, the Company has agreed to pay royalties to Stanford in amounts ranging from one to six percent of net sales depending on the therapy indication of the licensed product, and milestone payments ranging from $25,000 to $250,000 for technology developed under the licensing agreement, reduced by any maintenance fee payments made during the year. The Company also paid salary or consulting fees to two employees of Stanford, who are also stockholders of the Company, $30,000 during the three months ended March 31, 2008 and 2007, respectively. The Company issued 42,300 stock options to one of the two employees in the year ended December 31, 2007. Using the Black-Scholes pricing model, the Company valued the 42,300 options at $88,347 as of March 31, 2008 using an expected life of 6.02 years, a 2.48% risk-free interest rate, a 79% volatility rate and the fair market value on March 31, 2008 of $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $6,254 in the three months ended March 31, 2008.
     The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s primary investor. The Company paid the CDO compensation in the amount of $92,500 and $60,000 in the three months ended March 31, 2008 and 2007, respectively. The Company also granted 26,921 and 35,685 shares of stock options to the CDO in 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2006 options at $206,341 as of March 31, 2008 using an expected life of from 5.0 to 5.27 years, a 4.639% risk-free interest rate, a 67% volatility rate and the fair market value of $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations resulting in expense of $0 and $19,096 in the three months ended March 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of March 31, 2008 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value of $2.45 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $2,582 and $17,399 in the three months ended March 31, 2008 and 2007, respectively.
10. COMMITMENTS
     Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $58,974 and $50,206 for the three months ended, March 31, 2008 and March 31, 2007, respectively.
     Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
April through December 2008	$298,075
2009	429,417
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$2,113,076

     Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through March 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

     Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. The cost of the equipment was $11,973 and is included under property and equipment in the balance sheet at March 31, 2008 and December 31, 2007.
     Accumulated depreciation of the leased equipment was $10,310 and $9,312 at March 31, 2008 and December 31, 2007, respectively.
     The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of March 31, 2008 are as follows:

Amount
2008	$1,360
2009	—

Total minimum lease payments	1,360
Less amount representing interest	(53)

Present value of net minimum lease payments	1,307
Capital lease obligation — long-term	—

Capital lease obligation — short-term	$1,307

11. CONTINGENCY
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
12. INCOME TAXES
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
     As of March 31, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 13 in the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of March 2009.
13. EMPLOYEE BENEFIT PLANS
     The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2007. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $40,825 and $0 in the three months ended March 31, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties that exist in our operations, development efforts and business environment, including but not limited to those set forth under the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.
Background
     On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with GAAP. In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and the Company changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Company also retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect privately-held VIA Pharmaceuticals, Inc. only. For the period from June 5, 2007 (the date of the closing of the Merger) through March 31, 2008, the results of operations and cash flows presented in the condensed financial statements contained herein reflect the combined operations of the Company. Accordingly, the results of operations and cash flows for the three months ended March 31, 2008 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of Corautus and privately-held VIA Pharmaceuticals, Inc. had been combined for the entire period presented.
Overview
Description of Business and Background
     The Company is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in MACE, such as heart attack and stroke.
     During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a CEA, and patients at risk for ACS. In October 2007, the Company’s Data Safety Monitoring Board (“DSMB”) performed a review of both safety and efficacy data related to our two Phase II clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.

     Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes FDG-PET, to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an ACS event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.
     The Company anticipates the results from the CEA Phase II clinical trial in the third quarter of fiscal year 2008, with the results from the ACS Phase II clinical trial following shortly after the CEA Phase II clinical trial. The Company anticipates the results from the FDG-PET Phase II clinical trial in the first half of 2009.
     Through March 31, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of March 31, 2008, the Company’s accumulated deficit was approximately $46.3 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 through the Merger with Corautus that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007 the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of March 31, 2008, the Company had $17.9 million in cash on hand. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
     The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:
•	terminate or delay clinical trials or studies of VIA-2291;

•	terminate or delay the pre-clinical development of one or more of its other pre-clinical candidates;

•	curtail its licensing activities that are designed to identify molecular targets and small molecules for treating cardiovascular disease;

•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own; and

•	delay, reduce the scope of, or eliminate one or more of its research and development programs, or ultimately cease operations.

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
     R&D expense represented 55% and 51% of total operating expense for the three months ended March 31, 2008 and 2007, respectively, and 57% for the period from June 14, 2004 (date of inception) to March 31, 2008. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to March 31, 2008:

			Period from
			June 14, 2004
			(Date of Inception)
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2008	2007	2008
Externally generated research and development expense	$2,219,801	$2,704,818	$19,378,978
Internally generated research and development expense	1,098,361	484,845	6,986,094

Total	$3,318,162	$3,189,663	$26,365,072

     Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
			(Date of Inception)
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2008	2007	2008
In-licensing expenses	$6,250	$1,600,000	4,851,250
CRO and investigator expenses	1,456,290	498,107	6,273,754
Consulting expenses	312,598	238,974	4,371,689
Other	444,663	367,737	3,882,285

Total	$2,219,801	$2,704,818	$19,378,978

     Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Personnel and related expenses	$769,880	$343,732	$4,812,099
Stock-based compensation expense	114,034	91,205	613,243
Travel and entertainment expense	108,885	49,430	773,639
Other	105,562	478	787,113

Total	$1,098,361	$484,845	$6,986,094

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
     The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the pre-clinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The CEA Phase II clinical trial that began in 2006 is expected to be completed in the third quarter of fiscal year 2008. The ACS Phase II clinical trial that also began in 2006 is expected to be completed shortly after the CEA Phase II clinical trial. As a result, expenses associated with the CEA and ACS Phase II clinical trials will be reduced significantly after results are received. The FDG-PET Phase II clinical trial that began in late 2007 is expected to be completed in the first half of 2009 and expenses associated with this trial will increase until the end of the trial.
     In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Leland Stanford Junior University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis (the “Stanford Platform”). The Company’s Chief Scientific Officer and one of its founders, Thomas Quertermous, M.D., developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allows the Company to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provides a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. The Stanford License permits the Company to utilize the various components of the Stanford Platform to evaluate established pharmaceutical compounds, study relevant observations from cardiovascular-related literature and profile compounds it has targeted for acquisition or licensing. The Company’s ability to utilize the Stanford Platform provides it with useful insight into the molecular pathways most relevant to the disease process. In addition, it enables the Company to determine the potential utility of compounds for the treatment of vascular inflammation in humans.
     In 2005, the Company identified 5-Lipoxygenase (“5LO”), as a key target of interest for treating atherosclerosis. 5LO is a key enzyme in the biosynthesis of leukotrienes, which are important mediators of inflammation and involved in the development and progression of atherosclerosis. In addition, cardiovascular-related literature has also identified 5LO as a key target of interest for treating atherosclerosis and preventing heart attack and stroke. Following such identification, the Company identified a number of late-stage 5LO inhibitors that had been in clinical trials conducted by large biotechnology and pharmaceutical companies primarily for non-cardiovascular indications, including ABT-761, a compound developed by Abbott Laboratories (“Abbott”) for use in treatment of asthma. Abbott abandoned its ABT-761 clinical program in 1996 after the FDA approved a similar Abbott compound for use in asthma patients. Abbott made no further developments to ABT-761 from 1996 to 2005. In August 2005, the Company entered into an exclusive, worldwide license agreement (the “Abbott License”) with Abbott to develop and commercialize ABT-761 for any indication. The Company subsequently renamed the compound VIA-2291. In March 2006, the Company submitted an investigational new drug (“IND”) application for VIA-2291, under its name with the FDA and in 2006, began two Phase II proof-of-concept studies of VIA-2291.
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
Results of Operations
Comparison of the three months ended March 31, 2008 and 2007
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	March 31, 2008	March 31, 2007	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	3,318,162	3,189,663	128,499	4%
General and administrative expense	2,664,957	1,491,479	1,173,478	79%
Merger transaction costs	—	1,592,582	(1,592,582)	(100)%
Interest income	102,754	49,086	53,668	109%
Interest expense	120	55,292	(55,172)	(100)%
Other expense	28,739	5,858	22,881	391%
     Revenue. The Company did not generate any revenues in the three months ended March 31, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 4%, or approximately $100,000, from $3.2 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008. Clinical trial and pre-clinical related CRO and investigator expenses increased by approximately $1.1 million from $600,000 in the three months ended March 31, 2007 to $1.7 million in the three months ended March 31, 2008, and lab data analysis expenses increased approximately $100,000 from $100,000 in the three months ended March 31, 2007 to $200,000 in the three months ended March 31, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 ACS and CEA Phase II clinical trials and in the FDG-PET Phase II clinical trial. In-process research and development and in-licensing expenses decreased from $1.6 million in the three months ended March 31, 2007 to $6,000 in the three months ended March 31, 2008. The Company purchased Neuro3D PDE4 compounds in the first three months of 2007 resulting in $1.6 million in expense. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $500,000 from $600,000 in the three months ended March 31, 2007 to $1.1 million in the three months ended March 31, 2008. Of the $500,000 increase, salary, benefits and stock-based compensation expenses increased $400,000 from $400,000 in the three months ended March 31, 2007 to $800,000 in the three months ended March 31, 2008, and travel, facilities and IT related expenses increased approximately $100,000 from $200,000 in the three months ended March 31, 2007 to $300,000 in the three months ended March 31, 2008. Consulting expenses increased $100,000 from $200,000 in the three months ended March 31, 2007 to $300,000 in the three months ended March 31, 2008. Employee related expenses increased primarily as a result of an increase of four headcount from seven at March 31, 2007 to eleven at March 31, 2008, including the hiring of a Senior Vice President, Research and Development to head all research and development activity in the three months ended March 31, 2008. The additional headcount was added primarily to manage the ongoing pre-clinical and clinical development programs.

     General and Administrative Expense. General and administrative expense increased 79%, or approximately $1.2 million, from $1.5 million for the three months ended March 31, 2007 to $2.7 million for the three months ended March 31, 2008. The Company increased general and administrative headcount to eleven employees at March 31, 2008 primarily to assist in the financial management of the business. The increase in headcount directly resulted in an increase of $500,000 in employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses — from $700,000 in the three months ended March 31, 2007 to $1.2 million in the three months ended March 31, 2008. Of the $500,000 increase in employee related expenses, salary and benefit expenses increased approximately $400,000 from $500,000 in the three months ended March 31, 2007 to $900,000 in the three months ended March 31, 2008; stock-based compensation expense increased $100,000 from $200,000 in the three months ended March 31, 2007 to $300,000 in the three months ended March 31, 2008.
     The Company incurred a substantial increase in certain general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 as a result of going public through the Merger with Corautus. Specifically, non-Merger related legal expenses increased $600,000 from $100,000 in the three months ended March 31, 2007 to $700,000 in the three months ended March 31, 2008; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $200,000 from $0 in the three months ended March 31, 2007 to $200,000 in the three months ended March 31, 2008. Audit expenses, however, decreased $200,000 from $400,000 in the three months ended March 31, 2007 to $200,000 in the three months ended March 31, 2008 primarily due to the Company conducting audits of 2004 through 2006 during the first three months of 2007. Other expenses, including consulting, insurance, facilities, depreciation, and information technology, increased $100,000 from $300,000 in the three months ended March 31, 2007 to $400,000 in the three months ended March 31, 2008 due to the Company going public and to associated headcount increases.
     Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired of which $1.6 million was incurred and expensed in the results of operations in the three months ended March 31, 2007.
     Interest Income. Interest income increased 109%, or approximately $50,000, from $50,000 in the three months ended March 31, 2007 to $100,000 in the three months ended March 31, 2008. The increase was primarily attributable to higher average cash and cash equivalents balances in the three months ended March 31, 2008. The higher cash and cash equivalent balances in the three months ended March 31, 2008 resulted from the receipt of $11.1 million in cash from the Merger with Corautus on June 5, 2007 (see Note 3 in the Notes to the Unaudited Condensed Financial Statements) and the receipt of $25.0 million in gross proceeds received in an equity financing transaction in mid-2007.
     Interest Expense. Interest expense decreased 100%, or approximately $50,000, from $50,000 in the three months ended March 31, 2007 to approximately $0 in the three months ended March 31, 2008. The Company’s primary investor converted all outstanding debt to Series A Preferred Stock in February of 2007 as described more fully in Notes 7 and 8 in the Notes to the Unaudited Condensed Financial Statements.
     Other Expense. Other expense increased 391%, or approximately $23,000, from $6,000 in the three months ended March 31, 2007 to $29,000 in the three months ended March 31, 2008. The increase was attributable to an increase of approximately $53,000 in unrealized foreign exchange losses related to outstanding CRO liabilities denominated in Euros relating to the CEA Phase II clinical trial from $9,000 in the three months ended March 31, 2007 to $62,000 in the three months ended March 31, 2008; net of an increase of $28,000 in unrealized foreign exchange gains on the translation of a bank account denominated in Euros from $3,000 in the three months ended March 31, 2007 to $31,000 in the three months ended March 31, 2008; and net of an increase of $2,000 in realized gains on foreign currency transactions from $1,000 in the three months ended March 31, 2007 to $3,000 in the three months ended March 31, 2008.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.

Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus and private placement through public equities transaction. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. As more fully explained in Note 3 in the Notes to the Condensed Financial Statements, the Company received approximately $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007, and the Company issued 10,288,065 shares of common stock for $25.0 million in gross proceeds in the private placement equity financing which closed in July and August of 2007. As of March 31, 2008, the Company had $17.9 million in cash, and while management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, the Company will be required to raise additional capital through a combination of debt or equity financings, or may be required to reduce the level of activities in its clinical trials or other operations.
     Prior to the Merger and the private placement, the Company issued secured convertible notes for $0 and $5.0 million in the three months ended March 31, 2008 and 2007, and a total of $24.4 million from June 14, 2004 (date of inception) to March 31, 2008 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of March 31, 2008 as described more fully in Notes 7 and 8 in the Notes to the Condensed Financial Statements.
     The Company had $17.9 million in cash and cash equivalents at March 31, 2008 compared to $4.5 million as of March 31, 2007. During the period from March 31, 2007 to March 31, 2008, the Company’s had cash inflows of $36.8 million and cash outflows of $23.4 million resulting in a net increase in cash of $13.4 million. Cash inflows included $25.0 million in gross proceeds received in the private placement equity financing, $11.1 million in the Merger with Corautus, and $700,000 in interest income. Cash outflows consisted of $3.8 million for Merger related transaction costs, $1.9 million in equity financing related expenses, $5.5 million in payroll and related expenses, $5.8 million in research and development expenses, $1.8 million in consulting expenses, and $4.6 million in corporate and other expenditures.
     The Company used $5.2 million in net cash from operations in the three months ended March 31, 2008, $3.7 million in the three months ended March 31, 2007, and $40.0 million for the period from June 14, 2004 (date of inception) through March 31, 2008. The $1.5 million increase in net cash used from operations was primarily the result of a $377,000 decrease in the comparable annual net losses; net of an increase of $165,000 in stock-based compensation expense and a $2.0 million decrease in the change in net assets and liabilities for the three months ended March 31, 2008. The $2.0 million decrease in net assets and liabilities is attributable to a leveling off of accounts payable and accrued expenses which only increased by $312,000 from March 31, 2007 to March 31, 2008 versus the increase of $2.3 million from March 31, 2006 to March 31, 2007. The decrease of $377,000 in net loss was the result of an increase of approximately $100,000 in R&D expenses, an increase of approximately $1.2 million in general and administrative expenses, and a decrease of $1.6 million in Merger costs in the three months ended March 31, 2008, net of an increase in net interest income of $100,000. For the period from June 14, 2004 (date of inception) to March 31, 2008, the Company has used $40.0 million in operating activities primarily resulting from inception-to-date net losses of $46.3 million, net of $1.8 million in inception-to-date stock compensation expense, $200,000 in depreciation and amortization expense and other non-cash expenses, and a $4.2 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
     The Company used $5,000 and $100,000 in net cash from investing activities in the three months ended March 31, 2008 and 2007, respectively, and obtained $10.3 million cash from investing activities for the period from June 14, 2004 (date of inception) through March 31, 2008. The Company had $5,000 and $100,000 in capital expenditures in the three months ended March 31, 2008 and 2007, respectively. From June 14, 2004 (date of inception) to March 31, 2008, the Company had $11.1 million in net cash received from the Merger, net of $400,000 in capitalized Merger costs, and net of $500,000 in capital expenditures.

     Net cash provided from financing activities decreased by $5.0 million from $5.0 million in the three months ended March 31, 2007 to cash used in financing activities of approximately $1,000 in the three months ended March 31, 2008. The $5.0 million decrease is attributable to the Company issuing $5.0 million in secured convertible debt in the three months ended March 31, 2007 while not having any new debt or equity financings in the three months ended March 31, 2008. From June 14, 2004 (date of inception) to March 31, 2008, the Company had $47.6 million in net cash provided by financing activities resulting from $24.4 million in cash received from the issuance of secured convertible debt and $23.1 million of net cash received in the private placement completed in 2007, and approximately $100,000 in cash received from the exercise of stock options.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of March 31, 2008:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term capital lease obligations(1)	$1,307	$1,307	$—	$—	$—
Operating lease obligations(2)	2,113,076	404,236	871,104	781,839	55,897
Stanford license(3)	845,000	25,000	70,000	100,000	650,000
Uncertain tax positions(4)	—	—	—	—	—

	$2,959,383	$430,543	$941,104	$881,839	$705,897

(1)	Long-term capital lease of a copier.

(2)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through March 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

(3)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that use the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of March 31, 2008, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(4)	The Company adopted FIN No. 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at March 31, 2008 was approximately $157,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-Balance Sheet Arrangements
     The Company has not engaged in any off-balance sheet activities.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based on its financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 2 in the Notes to the Unaudited Condensed Financial Statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, which form its basis for management’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Stock-based Compensation
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company’s financial position, results of operations and cash flows.
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company, prior to June 5, 2007, was a privately-held company, and therefore there were no publicly quoted prices for its common stock. For 2004 and 2005 disclosures under SFAS No. 123, the Company’s calculations are based upon valuations obtained from independent, outside valuation specialists engaged to determine the “fair value” of the common stock at the time of option grants. Fair value of the Company’s stock for 2006 option grants and option grants through March 31, 2007, and related stock-based compensation expense, has been determined based upon the February 22, 2007 quoted stock price of Corautus. The Company took the number of public shares expected to be issued in connection with the Merger, the anticipated exchange ratio for its shares of common stock and Corautus common stock, and applied a 10% discount to determine fair value of its common stock for 2006 option grants. The stock-based compensation computed under this methodology was then amortized to expense as the underlying options vest. The Company established a fair value for options granted in the period from April 1, 2007 through June 5, 2007 (the date of the Merger) using the Company’s (Corautus pre-Merger) closing stock price on the date the options were granted. Since the Merger, the Company uses the closing stock price on the date the common stock options are granted to determine the fair market value. The Company revalues each non-employee option quarterly based on the Company’s closing stock price on the last day of the quarter.
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin (“SAB”) No. 110 “Certain Assumptions Used in Valuation Methods — Expected Term” (“SAB No. 110”). The Company estimates the volatility of its common stock by using an average of a selected peer group volatility in accordance with SAB No. 110. The Company used peer group calculated volatility as it is a development stage company with limited stock price history from which to forecast stock price volatility. The Company based the risk-free interest rate that it used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has determined that an estimated forfeiture rate of five percent is sufficient to conservatively exclude future forfeitures in the determination of option fair value. The Company’s limited historical information precludes it from using actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

     The Company recorded stock-based compensation expense associated with stock options for the three months ended March 31, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to March 31, 2008, as follows:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Research and development expense	$114,034	$91,205	$613,243
General and administrative expense	298,938	156,617	1,183,200

Total	$412,972	$247,822	$1,796,443

Forward-looking statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to obtain necessary financing;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the ACS and FDG-PET clinical trials;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing cardiovascular clinical trials using histological examinations, measurement of biomarkers, medical imaging, and atherosclerotic plaque bioassays;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of these statements in light of new information or future events.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1A. Risk Factors
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 1, 2008, the Company issued to Redington, Inc. and its permitted assigns (“Redington”) a warrant (the “Warrant”) to purchase up to 125,000 shares of common stock, par value $0.001 per share, of the Company, at a purchase price of $3.00 per share (the “Purchase Price”). The Warrant will vest in accordance with the following vesting schedule: (1) 25,000 shares will be immediately vested as of March 1, 2008, (2) 50,000 shares will vest immediately upon attaining a Share Price Goal of $5.00, (3) 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and (4) 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. A “Share Price Goal” is attained when the average closing price of the Company’s Common Stock as reported on The NASDAQ Stock Market stays at or above the applicable amount on ten of any 30 consecutive trading days between (and including) March 1, 2008 and February 28, 2009 or, if the Engagement Agreement, dated March 1, 2008 between the Company and Redington is terminated prior to August 31, 2008, between (and including) March 1, 2008 and the date that is 90 days following the date of such termination.
     The Warrant is exercisable at any time until March 1, 2013. The Warrant contains anti-dilution provisions that provide for adjustments of the Purchase Price and the number of shares purchasable in the event of merger or consolidation, reclassification, stock split, subdivision or combination, and stock dividends or distributions.
     The Warrant issued to Redington was offered and issued pursuant to a private placement in reliance upon the exemption from registration pursuant to Rule 506 under the Securities Act. Redington represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D and that Redington is acquiring the securities for investment purposes for Redington’s own account and not with a view toward distribution of the securities. The Company advised Redington that the Warrant and the securities underlying the Warrant have not been registered under the Securities Act and may not be sold unless they are registered under the Securities Act or sold pursuant to a valid exemption from registration under the Securities Act. The Warrant issued to Redington contains a legend that the Warrant has not been registered under the Securities Act and states the restrictions on transfer and resale as described above. Additionally, the Company did not engage in any general solicitation or advertisement in connection with the issuance of the Warrant.
Item 6. Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Bylaws of VIA Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.1	Change in Control Agreement by and between VIA Pharmaceuticals, Inc. and Rebecca Taub, dated January 14, 2008 (filed as Exhibit 10.25 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.2	Office Lease, dated October 13, 2005, between VIA Pharmaceuticals, Inc. and James P. Edmondson, as amended by Lease Amendment No. One, dated January 15, 2008 (filed as Exhibit 10.28 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.3	Lease, dated July 24, 2006, between VIA Pharmaceuticals, Inc. and 100 & RW CRA LLC, as amended by First Extension and Modification of Lease, dated January 15, 2008 (filed as Exhibit 10.29 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2008

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer