Form 10-Q/A
period 2008-03-31
VIA Pharmaceuticals, Inc.
filed 2008-05-29
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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

EXPLANATORY NOTE
     This amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 (the “Amendment”) is filed solely to include in Exhibits 31.1 and 31.2 a reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting. Due to a technical error, this reference was inadvertently omitted from Exhibits 31.1 and 31.2 as filed on May 14, 2008 with the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “Original Filing”). Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 29, 2008

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.