Form 10-Q
period 2008-06-30
VIA Pharmaceuticals, Inc.
filed 2008-08-12
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 8, 2008, there were 19,728,166 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.
PART I. — FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Unaudited Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	1
Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to June 30, 2008	2
Unaudited Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to June 30, 2008	3
Notes to the Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T. Controls and Procedures	31
PART II. — OTHER INFORMATION	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 6. Exhibits	33
SIGNAURE	34
EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,516,066	$23,098,764
Prepaid expenses and other current assets	799,089	953,347

Total current assets	13,315,155	24,052,111
Property and equipment-net	368,219	335,429
Other non-current assets	77,830	97,401

Total	$13,761,204	$24,484,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,220	$748,719
Accrued expenses and other liabilities	3,151,122	3,178,453
Capital lease obligation-current portion	533	2,051

Total current liabilities	3,499,875	3,929,223
Deferred rent	5,742	3,980

Total liabilities	3,505,617	3,933,203
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value-200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 19,707,257 shares issued and outstanding at June 30, 2008 and December 31, 2007	19,707	19,707
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at June 30, 2008 and December 31, 2007; 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at June 30, 2008 and December 31, 2007; 2,000 shares issued and outstanding at June 30, 2008 and December 31, 2007; liquidation preference of $2,000,000	2	2
Additional paid-in capital	61,656,669	60,876,834
Treasury stock- 0 and 2,014 shares at June 30, 2008 and December 31, 2007, respectively	—	(10,276)
Accumulated other comprehensive income	10,869	16,884
Deficit accumulated in the development stage	(51,431,660)	(40,351,413)

Total shareholders’ equity	10,255,587	20,551,738

Total	$13,761,204	$24,484,941

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					PERIOD FROM
					JUNE 14, 2004
					(DATE OF
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION) TO
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	3,120,027	1,871,665	6,438,189	5,061,327	29,485,099
General and administration	2,106,815	1,969,229	4,771,772	3,460,708	17,962,339
Merger transaction costs	—	2,231,507	—	3,824,090	3,824,090

Total operating costs and expenses	5,226,842	6,072,401	11,209,961	12,346,125	51,271,528

Operating loss	(5,226,842)	(6,072,401)	(11,209,961)	(12,346,125)	(51,271,528)

Other income (expense):
Interest income	50,438	64,298	153,192	113,383	878,164
Interest expense	(94)	(4,453)	(214)	(59,744)	(999,278)
Other (expense) income	5,475	(2,478)	(23,264)	(8,336)	(39,018)

Total other income (expense)	55,819	57,367	129,714	45,303	(160,132)

Net Loss	$(5,171,023)	$(6,015,034)	$(11,080,247)	$(12,300,822)	$(51,431,660)

Loss per share of common stock—basic and diluted	$(0.27)	$(1.99)	$(0.57)	$(7.03)

Weighted average shares outstanding—basic and diluted	19,588,094	3,017,186	19,581,217	1,749,728

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			PERIOD FROM
			JUNE 14, 2004
			(DATE OF
	SIX MONTHS ENDED		INCEPTION) TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(11,080,247)	$(12,300,822)	$(51,431,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,736	46,374	268,330
Change in unrealized gain on foreign currency hedge	(6,015)	6,018	10,869
Stock compensation expense	790,112	530,005	2,180,961
Deferred rent	1,761	—	5,741
Changes in assets and liabilities:
Prepaid expenses and other assets	173,180	(565,396)	(880,252)
Accounts payable	(400,500)	382,359	348,218
Accrued expenses and other liabilities	(33,254)	1,140,602	3,245,200
Accrued merger transaction costs	—	3,865,185	—
Interest payable	—	55,111	992,722

Net cash used in operating activities	(10,474,227)	(6,840,564)	(45,259,871)

Cash flows from investing activities:
Purchase of property and equipment	(106,953)	(145,251)	(614,320)
Cash provided in the Merger	—	11,147,160	11,147,160
Capitalized merger transaction costs	—	(350,069)	(350,069)

Net cash provided by (used in) investing activities	(106,953)	10,651,840	10,182,771

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	5,000,000	24,425,000
Capital lease payments	(1,518)	(1,295)	(11,440)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	—	42,323	44,046
Repurchase and retirement of common stock	—	(4,239)	(5,800)

Net cash provided by (used in) financing activities	(1,518)	5,036,789	47,593,166

Increase (decrease) in cash and cash equivalents	(10,582,698)	8,848,065	12,516,066
Cash and cash equivalents-beginning of period	23,098,764	3,337,360	—

Cash and cash equivalents-end of period	$12,516,066	$12,185,425	$12,516,066

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$—	$334,222	$992,722

Conversion of notes to preferred stock Series A	$—	$13,334,222	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$—	$11,973

Stock issuance for license acquisition	$—	$—	$1,000

Retirement of treasury stock	$10,276	$—	$10,276

Supplemental disclosure of cash flow information:
Interest paid	$215	$181	$2,042

Taxes paid	$3,470	$—	$39,449

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview—VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company entered into a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation.
     Through June 30, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and private equity financings. The Company is organized and operates as one operating segment.
     On June 5, 2007, Corautus Genetics Inc. (“Corautus”) completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation— The accompanying condensed financial statements have been prepared in accordance with GAAP for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below.
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
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) through June 30, 2008. In connection with the Merger described more fully in Notes 1 and 3 to the Unaudited Condensed Financial Statements, the Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
     Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Significant Risks and Uncertainties— As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of June 30, 2008, the Company had an accumulated net deficit of approximately $51.4 million.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of June 30, 2008, the Company had approximately $12.5 million in cash and cash equivalents. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
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

     Long-Lived Assets— Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Through June 30, 2008 there have been no such impairments.
     Acquired Intellectual Property Rights— Payments for the acquisition of intellectual property (“IP”) rights are capitalized and amortized ratably over the estimated life of the IP rights. At the time of acquisition, the Company estimates the product life based upon the term of the agreement, the patent life of the product and the Company’s assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate. Acquired IP rights were $26,000 as of June 30, 2008 and December 31, 2007. The estimated life of the rights is twenty (20) years and accumulated amortization of the IP rights was $4,333 and $3,683 as of June 30, 2008 and December 31, 2007, respectively. Amortization expense for acquired product rights for the current year and each of the next four years until fully amortized is as follows: 2008 — $1,300; 2009 — $1,300; 2010 — $1,300; 2011 — $1,300; 2012 — $1,300; thereafter — $15,817. Net IP rights, of $21,667 and $22,317 as of June 30, 2008 and December 31, 2007, respectively, are included in other assets in the balance sheet.
     Research and Development Expenses— Research and development (“R&D”) expenses are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of R&D expenses.
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

     The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(5,171,023)	$(6,015,034)	$(11,080,247)	$(12,300,822)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	19,707,257	3,266,131	19,707,257	3,266,131
Less: Weighted-average shares of common stock subject to repurchase	(119,163)	(248,945)	(126,040)	(1,516,403)

Weighted-average shares used in computing basic net loss per share	19,588,094	3,017,186	19,581,217	1,749,728
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	19,588,094	3,017,186	19,581,217	1,749,728

Basic and diluted net loss per share	$(0.27)	$(1.99)	$(0.57)	$(7.03)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three and six months ended June 30, 2008 and 2007 because their inclusion would be anti-dilutive:

	Three and six months ended
	June 30, 2008	June 30, 2007
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,826,976	776,306
Shares of common stock subject to outstanding warrants	231,454	—

Total shares of common stock equivalents	3,058,430	776,306

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
     Comprehensive Income (Loss)- Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(5,171,023)	$(6,015,034)	$(11,080,247)	$(12,300,822)
Change in unrealized gain (loss) on foreign currency cash flow hedges	(5,534)	3,981	(6,015)	6,018

Total comprehensive loss
	$(5,176,557)	$(6,011,053)	$(11,086,262)	$(12,294,804)

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
     On June 20, 2008, the Company entered into two outstanding forward foreign exchange contracts to purchase Euro 250,000 on July 15, 2008 and Euro 250,000 on September 15, 2008. The spot rate on the contract date was 1.5626 dollars to euros. The forward contract rate was 1.565 and 1.5625 for the contracts maturing July 15, 2008 and September 15, 2008, respectively. As of June 30, 2008, the Company recorded $5,525 in unrealized gains on the contracts to accumulated other comprehensive income on the Company’s June 30, 2008 Balance Sheet.
     The Company recorded a net realized gain of $44,743 and $47,338 for the three and six months ended June 30, 2008, respectively, $31 and $853 for the three and six months ended June 30, 2007, respectively, and a net realized gain of $53,396 for the period from June 14, 2004 (date of inception) to June 30, 2008 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains are included in other income (expense) in the condensed statement of operations. Of the $44,743 and $47,338 in net realized gains in the three and six months ended June 30, 2008, $11,038 and $11,510 are gains on the forward contracts. Of the $31 and $853 in net realized gains in the three and six months ended June 30, 2007, $14 and $446 are gains on the forward contract. Net unrealized gains remaining in accumulated other comprehensive income (loss) total was $10,869 and $16,884 at June 30, 2008 and December 31, 2007, respectively. These amounts represent the intrinsic value of the Company’s cash flow hedge contracts that were outstanding at June 30, 2008.
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
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB No. 110”), "Share-based Payment — Certain Assumptions Used in Valuation Methods — Expected Term,” which amended SAB No. 107 “Share-Based Payment” to allow for the continued use of the simplified method to estimate the expected term in valuing stock options beyond December 31, 2007. The simplified method can only be applied to certain types of stock options for which sufficient exercise history is not available. The Company adopted SAB No. 110 on January 1, 2008 and will continue to use the simplified method until sufficient exercise history is available.
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

     Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired of which $2,231,507 and $3,824,090 was expensed in results of operations in the three and six months ended June 30, 2007, respectively.
4. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which replaced SFAS No. 123, "Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are now being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
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
     The Company determined that an estimated forfeiture rate of five percent is sufficient to exclude future forfeitures in the determination of stock-based compensation expense. VIA’s limited historical information precludes the use of actual forfeiture rates. In the future, the Company will monitor actual forfeiture experience, and will periodically update forfeiture estimates based on actual experience.
     The assumptions used to value option grants for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected life from grant date	6.08	5.00-6.08	2.50-6.08	5.00-6.08
Expected volatility	81%	74%	79%-81%	68%-74%
Risk free interest rate	3.49%	5.03%	2.48-3.49%	5.03%
Dividend yield	—	—	—	—
     The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the three and six months ended June 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to June 30, 2008, which was included in the condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Research and development expense	$134,206	$91,051	$248,239	$182,255	$747,449
General and administrative expense	242,934	191,133	541,873	347,750	1,426,134

Total	$377,140	$282,184	$790,112	$530,005	$2,173,583

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $3.6 million in compensation expense over a weighted average remaining period of 2.56 years. However, no compensation expense will be recognized for any stock awards that do not vest.
5. RESEARCH AND DEVELOPMENT
     The Company’s research and development (R&D) expenses include expenses related to the three ongoing VIA-2291 Phase II clinical trials and expenses incurred in connection with the Company’s pre-clinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, pre-clinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2008 and 2007, and for the period from inception (June 14, 2004) through June 30, 2008:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Externally generated R&D expense	$1,890,096	$1,167,033	$4,109,573	$3,802,197	$21,265,066
Internally generated R&D expense	1,229,931	704,632	2,328,616	1,259,130	8,220,033

Total	$3,120,027	$1,871,665	$6,438,189	$5,061,327	$29,485,099

     Externally generated research and development expenses for the three and six months ended June 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Externally generated R&D expense:
In-licensing expenses	$6,250	$—	$12,500	$1,635,000	$4,857,500
Clinical Research Organization expenses	658,641	458,396	1,515,814	873,893	5,214,489
Investigator expenses	506,716	218,774	1,105,833	301,384	2,224,621
Consulting expenses	392,868	266,465	705,467	505,439	4,764,558
Other	325,621	223,398	769,959	486,481	4,203,898

Total	$1,890,096	$1,167,033	$4,109,573	$3,802,197	$21,265,066

     Internally generated research and development expenses for the three and six months ended June 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Internally generated R&D expense:
Payroll and payroll related expenses	$821,233	$504,473	$1,591,113	$848,683	$5,633,332
Stock-based compensation	134,206	91,051	248,239	182,255	747,449
Travel and entertainment expenses	99,698	30,734	208,583	80,165	873,337
Other	174,794	78,374	280,681	148,027	965,915

Total	$1,229,931	$704,632	$2,328,616	$1,259,130	$8,220,033

6. PROPERTY AND EQUIPMENT
     Property and equipment — net, at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Property and equipment at cost:
Computer equipment and software	$299,278	$291,149
Furniture and fixtures	108,869	102,547
Lab equipment	46,946	46,946
Office equipment	36,693	35,409
Leasehold Improvements	128,456	31,315
Capital lease equipment	11,973	11,973

Total property and equipment at cost	632,215	519,339
Less: accumulated depreciation	(263,996)	(183,910)

Total	$368,219	$335,429

     Depreciation expense on property and equipment was $41,858 and $26,362 in the three months ended June 30, 2008 and 2007, respectively, $81,285 and $46,049 in the six months ended June 30, 2008 and 2007, respectively, and $265,195 for the period from June 14, 2004 (date of inception) to June 30, 2008, and was included in the condensed statements of operations as follows:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Research and development expense	$10,895	$7,963	$20,761	$14,876	$71,635
General and administrative expense	30,963	18,399	60,524	31,173	193,560

Total	$41,858	$26,362	$81,285	$46,049	$265,195

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
     On February 2, 2007, the Company issued a short-term 8% convertible promissory note to the Company’s primary investor in exchange for the remaining $5.0 million under the terms of the September 18, 2006 note. Immediately thereafter on February 2, 2007, the lender (primary investor) converted the aggregate $13.0 million previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of Series A Preferred Stock. As described more fully in Note 8 to the Unaudited Condensed Financial Statements, all preferred stock outstanding with the Company’s primary investor was converted to common stock in connection with the Corautus Merger.
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
     Common Stock — The Company’s authorized common stock was 200,000,000 shares at June 30, 2008 and December 31, 2007, respectively. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2008 and December 31, 2007, the Company had reserved the following shares of common stock for issuance:

(in shares)	June 30, 2008	December 31, 2007
2007 Incentive Award Plan-outstanding and available to grant	3,767,515	3,267,515
Common stock warrants	231,454	106,520

Total	3,998,969	3,374,035

     Preferred Stock — The Company’s authorized preferred stock was 5,000,000 shares at June 30, 2008 and December 31, 2007, respectively. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.
     There were 2,000 shares of Series C Preferred Stock issued and outstanding as of June 30, 2008 and December 31, 2007, respectively. The holder of the Series C Preferred Stock is not entitled to receive dividends, have a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
     2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock of a share of stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 940,539 and 625,405 shares available for future grant as of June 30, 2008 and December 31, 2007, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
     A summary of option activity from January 1, 2008 to June 30, 2008 under the 2007 Incentive Award Plan follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
2007 Incentive Award Plan Options Outstanding — January 1, 2008	2,642,110	$7.02
Granted	282,000	$2.82
Exercised	—	—
Canceled	(97,134)	$2.41

2007 Incentive Award Plan Options Outstanding — June 30, 2008	2,826,976	$6.76

     As of June 30, 2008, a total of 229,955 shares of options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 110,739 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

     The following table summarizes information concerning outstanding and exercisable options outstanding at June 30, 2008:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Range of Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	260,232	6.94	$0.03	259,760	6.94	$0.03	250,783	$0.03
$0.14	102,307	8.30	$0.14	101,403	8.30	$0.14	84,232	$0.14
$2.19	35,000	9.97	$2.19	33,250	9.97	$2.19	—	$2.19
$2.38	1,414,017	9.47	$2.38	1,355,777	9.47	$2.38	249,228	$2.38
$2.90	235,000	9.55	$2.90	223,250	9.55	$2.90	—	$2.90
$3.10	12,000	9.73	$3.10	11,400	9.73	$3.10	—	$3.10
$3.48	396,373	9.09	$3.48	380,871	9.09	$3.48	86,332	$3.48
$5.10	22,300	8.93	$5.10	22,300	8.93	$5.10	22,300	$5.10
$5.25	47	0.50	$5.25	47	0.50	$5.25	47	$5.25
$5.55	37,172	8.93	$5.55	37,172	8.93	$5.55	37,172	$5.55
$11.25-1023.75	312,528	6.40	$42.36	312,528	6.40	$42.36	312,528	$42.36

	2,826,976	8.80	$6.76	2,737,758	8.80	$6.90	1,042,622	$13.88

     The weighted average fair value of options granted was $1.57 per share in the six month period ended June 30, 2008. The total intrinsic value of stock options exercised was $0 and $1,817,265 for the six months ended June 30, 2008 and 2007, respectively.
Warrants
     The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of June 30, 2008, outstanding warrants to purchase approximately 77,868 shares of common stock at exercise prices of $15.00-$125.63 will expire in 1 — 5 years.
     In July 2007 the Company granted a warrant to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants begin vesting 30 days after the issuance date and vest over a twelve month contracted service period. Using the Black-Scholes pricing model, the Company valued the warrants at $24,190 as of June 30, 2008 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the June 30, 2008 $2.25 closing stock price. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of ($456) and $11,577 in the three and six months ended June 30, 2008.
     In December 2007 the Company granted a warrant to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are fully vested when granted. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, and a 76% volatility rate. The warrants were fully expensed as stock-based compensation expense over the contracted service period (December 2007) in the statements of operations resulting in no expense in the three and six months ended June 30, 2008.
     In March 2008 the Company granted a warrant to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. Using the Black-Scholes pricing model, the Company valued the warrants at $139,989 as of June 30, 2008 using an expected life ranging from 2.5 to 3.0 years, a risk-free interest rate ranging from 2.48% to 3.49%, 79% volatility, and a fair market value of ranging from $2.25 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statement of operations resulting in expense of $21,180 and $70,575 in the three and six months ended June 30, 2008.
9. RELATED PARTIES
     On February 28, 2005, the Company entered into a licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer is also an affiliate of Stanford. Upon entering into the agreement, the Company paid Stanford a non-creditable, non-refundable license fee of $25,000 and issued 37,172 shares of common stock at $0.001 par value, to two employees of Stanford who are also stockholders in the Company, pursuant to the terms of a common stock agreement. In addition, the Company paid Stanford a license maintenance fee of $25,000 and $10,000 in the six months ended June 30, 2008 and 2007, respectively. The Company is committed to pay annual license maintenance fees of $25,000 for 2009, $35,000 for 2010 and 2011 and $50,000 for all years after 2011 during which the license agreement is effective. For any commercial products derived from the licensed technology, the Company has agreed to pay royalties to Stanford in amounts ranging from one to six percent of net sales depending on the therapy indication of the licensed product, and milestone payments ranging from $25,000 to $250,000 for technology developed under the licensing agreement, reduced by any maintenance fee payments made during the year. The Company also paid salary or consulting fees to two employees of Stanford, who are also stockholders of the Company, $30,000 and $60,000 in the three and six months ended June 30, 2008, and $30,000 and $60,000 in the three and six months ended June 30, 2007. The Company issued 42,300 stock options to one of the two employees in the year ended December 31, 2007. Using the Black-Scholes pricing model, the Company valued the 42,300 options at $63,411 as of June 30, 2008 using an expected life of 6.02 years, a 3.49% risk free interest rate, 79%-81% volatility rate and the fair market value on June 30, 2008 of $2.25 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $1,007 and $7,262 in the three and six months ended June 30, 2008.
     The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s primary investor. The Company paid the CDO compensation in the amount of $63,000 and $155,000 in the three and six months ended June 30, 2008, and $121,000 and $181,000 in the three and six months ended June 30, 2007. The Company also granted 0, 26,921 and 35,685 shares of stock options to the CDO in 2008, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2006 options at $695 as of June 30, 2008 using an expected life of from 5.0 to 5.27 years, a 4.307% risk-free interest rate, 75% volatility rate and the fair market value of $0.03 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations resulting in no expense in the three and six months ended June 30, 2008, and $19,277 and $38,373 in the three and six months ended June 30, 2007. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of June 30, 2008 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, 67% to 77% volatility, and the fair market value ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $2,632 and $5,214 in the three and six months ended June 30, 2008, and $12,850 and $30,249 in the three and six months ended June 30, 2007, respectively.
10. COMMITMENTS
     Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $88,740 and $147,714 in the three and six months ended June 30, 2008, and $50,610 and $100,816 for the three and six months ended June 30, 2007.
     Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
July through December 2008	$212,656
2009	429,417
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$2,027,657

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
     Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. The cost of the equipment was $11,973 and is included under property and equipment in the balance sheet at June 30, 2008 and December 31, 2007.
     Accumulated depreciation of the leased equipment was $11,308 and $9,312 at June 30, 2008 and December 31, 2007, respectively.
     The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of June 30, 2008 are as follows:

Amount
2008	$544
2009	—

Total minimum lease payments	544
Less amount representing interest	(11)

Present value of net minimum lease payments	533
Capital lease obligation — long-term	—

Capital lease obligation — short-term	$533

11. INCOME TAXES
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
     As of June 30, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 13 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of June 2009.
12. EMPLOYEE BENEFIT PLANS
     The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2007. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $40,825 and $0 in the six months ended June 30, 2008 and 2007, respectively.
13. SUBSEQUENT EVENT
     On July 17, 2007, the Company received a letter requesting indemnification (the “Indemnification Claim”) for approximately $1.3 million of legal costs incurred in the defense of certain litigation involving a licensee of Corautus technology who used Corautus product in a clinical trial not sponsored by Corautus. Vascular Genetics Inc., the Company’s wholly-owned subsidiary, also a defendant in the litigation, was dismissed from the litigation in March 2007 prior to the Merger with the Company, after entering into a settlement agreement with plaintiffs. In August 2008, the parties reached a settlement on the Indemnification Claim. The Company’s insurance carrier is covering the entire settlement payment.

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
Background
     On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with GAAP. In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and the Company changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Company also retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect privately-held VIA Pharmaceuticals, Inc. only. For the period from June 5, 2007 (the date of the closing of the Merger) through June 30, 2008, the results of operations and cash flows presented in the condensed financial statements contained herein reflect the combined operations of the Company. Accordingly, the results of operations and cash flows for the three and six months ended June 30, 2008 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of Corautus and privately-held VIA Pharmaceuticals, Inc. had been combined for the entire period presented.
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
     The Company anticipates the topline results from the CEA Phase II clinical trial in the third quarter of fiscal year 2008, with the topline results from the ACS Phase II clinical trial following shortly after the CEA Phase II clinical trial. The Company completed enrollment of 50 patients in the CEA Phase II clinical trial in March of 2008, and the last patient visit occurred in July of 2008. The

Company also completed enrollment of 191 patients in the ACS Phase II clinical trial in May of 2008. The Company anticipates results from the FDG-PET Phase II clinical trial in the first half of 2009.
     Through June 30, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of June 30, 2008, the Company’s accumulated deficit was approximately $51.4 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 through the Merger with Corautus that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007 the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of June 30, 2008, the Company had $12.5 million in cash on hand. While management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
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

     R&D expense represented 60% and 31% of total operating expense for the three months ended June 30, 2008 and 2007, 57% and 41% for the six months ended June 30, 2008 and 2007, respectively, and 58% for the period from June 14, 2004 (date of inception) to June 30, 2008. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2008 and 2007, and for the period from inception (June 14, 2004) through June 30, 2008:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Externally generated R&D expense	$1,890,096	$1,167,033	$4,109,573	$3,802,197	$21,265,066
Internally generated R&D expense	1,229,931	704,632	2,328,616	1,259,130	8,220,033

Total	$3,120,027	$1,871,665	$6,438,189	$5,061,327	$29,485,099

     Externally generated research and development expenses for the three and six months ended June 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Externally generated R&D expense:
In-licensing expenses	$6,250	$—	$12,500	$1,635,000	$4,857,500
Clinical Research Organization expenses	658,641	458,396	1,515,814	873,893	5,214,489
Investigator expenses	506,716	218,774	1,105,833	301,384	2,224,621
Consulting expenses	392,868	266,465	705,467	505,439	4,764,558
Other	325,621	223,398	769,959	486,481	4,203,898

Total	$1,890,096	$1,167,033	$4,109,573	$3,802,197	$21,265,066

     Internally generated research and development expenses for the three and six months ended June 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Internally generated R&D expense:
Payroll and payroll related expenses	$821,233	$504,473	$1,591,113	$848,683	$5,633,332
Stock-based compensation	134,206	91,051	248,239	182,255	747,449
Travel and entertainment expenses	99,698	30,734	208,583	80,165	873,337
Other	174,794	78,374	280,681	148,027	965,915

Total	$1,229,931	$704,632	$2,328,616	$1,259,130	$8,220,033

     The Company does not presently segregate research and development costs by project because our research is focused exclusively on vascular inflammation in the blood vessel wall, as a unitary field of study. Although the Company has a mixture of pre-clinical and clinical research and development, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, as we are conducting our research on an integrated basis.
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
     The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the pre-clinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The CEA Phase II clinical trial that began in 2006 is expected to be completed in the third quarter of fiscal year 2008. The ACS Phase II clinical trial that also began in 2006 is expected to be completed shortly after the CEA Phase II clinical trial. The FDG-PET Phase II clinical trial began in late 2007, and the Company expects to report results in the first half of 2009; and the Company expects that expenses associated with this trial will increase until the end of the trial.
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
     In March 2007, the Company entered into an Option and License Agreement with Santen pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds generally characterized as leukotriene A4 hydrolase inhibitors held by Santen. The option period expired in July 2008 and VIA terminated discussions with Santen regarding licensing.
     To further expand its product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional pre-clinical or clinical compounds that it believes may be of interest in treating inflammation.
General and Administrative
     General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.
     The Company anticipates increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company, including costs incurred in connection with maintaining compliance with the Sarbanes-

Oxley Act of 2002. These increases also will likely include the hiring of additional personnel. Increases will be partially offset by the reduction in one time costs incurred in connection with becoming a publicly-traded company, including costs with regards to completion of the Merger, various initial regulatory filings, and fees paid to lawyers, accountants and investment bankers.
Interest Income, Interest Expense and Other Expenses
     Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured convertible notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions.
Results of Operations
Comparison of the three months ended June 30, 2008 and 2007
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	3,120,027	1,871,665	1,248,362	67%
General and administrative expense	2,106,815	1,969,229	137,586	7%
Merger transaction costs	—	2,231,507	(2,231,507)	(100)%
Interest income	50,438	64,298	(13,860)	(22)%
Interest expense	94	4,453	(4,359)	(98)%
Other income/(expense)	5,475	(2,478)	7,953	321%
     Revenue. The Company did not generate any revenues in the three months ended June 30, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 67%, or approximately $1.2 million, from $1.9 million for the three months ended June 30, 2007 to $3.1 million for the three months ended June 30, 2008. Clinical trial and pre-clinical related CRO and investigator clinical trial related expenses increased by approximately $500,000 from $700,000 in the three months ended June 30, 2007 to $1.2 million in the three months ended June 30, 2008; and data analysis and other R&D expenses increased $100,000 from $200,000 in the three months ended June 30, 2007 to $300,000 in the three months ended June 30, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 Phase II clinical trials. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $500,000 from $700,000 in the three months ended June 30, 2007 to $1.2 million in the three months ended June 30, 2008. Of the $500,000 increase, salary, benefits and stock-based compensation expenses increased $400,000 from $600,000 in the three months ended June 30, 2007 to $1.0 million in the three months ended June 30, 2008, and travel, facilities and IT related expenses increased approximately $100,000 from $100,000 in the three months ended June 30, 2007 to $200,000 in the three months ended June 30, 2008. Consulting expenses increased $100,000 from $300,000 in the three months ended June 30, 2007 to $400,000 in the three months ended June 30, 2008. Employee related expenses increased primarily as a result of an increase of headcount, including the hiring of a Senior Vice President, Research and Development to head all research and development activity. The additional headcount was added primarily to manage the ongoing pre-clinical and clinical development programs.
     General and Administrative Expense. General and administrative expense increased 7%, or approximately $100,000, from $2.0 million for the three months ended June 30, 2007 to $2.1 million for the three months ended June 30, 2008. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $400,000 from $1.5 million in the three months ended June 30, 2007 to $1.1 million in the three months ended June 30, 2008. Of the $400,000 decrease in employee related expenses, salary and benefit expenses decreased approximately $500,000 from $1.2 million in the three months ended June 30, 2007 to $700,000 in the three months ended June 30, 2008; stock-based compensation expense increased $100,000 from $200,000 in the three months ended June 30, 2007 to $300,000 in the three months ended June 30, 2008; and travel expenses were $100,000 in both of the three months ended June 30, 2008 and 2007. The decrease in salary, bonus, and benefit expenses resulted from one-time bonuses paid in 2007 relating to the 2007 merger with CGI and one-time relocation expenses reimbursed to a key executive. Consulting expenses were approximately $100,000 in both of the three months ended June 30, 2008 and 2007.
     The Company incurred a substantial increase in certain general and administrative expenses from the three months ended June 30, 2007 to the three months ended June 30, 2008 as a result of going public through the Merger with Corautus. Specifically, non-Merger related legal expenses increased $100,000 from $100,000 in the three months ended June 30, 2007 to $200,000 in the three months ended June 30, 2008; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $200,000 from $100,000 in the three months ended June 30, 2007 to $300,000 in the three months ended June 30, 2008. Audit expenses, increased $100,000 from none in the three months ended June 30, 2007 to $100,000 in the three months ended June 30, 2008. Other expenses, including insurance, facilities, depreciation, and information technology, increased $100,000 from $200,000 in the three months ended June 30, 2007 to $300,000 in the three months ended June 30, 2008 due to the Company going public and to associated headcount increases.
     Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired of which $2.2 million was incurred and expensed in the results of operations in the three months ended June 30, 2007.
     Interest Income. Interest income decreased 22%, or approximately $14,000, from $64,000 in the three months ended June 30, 2007 to $50,000 in the three months ended June 30, 2008. The decrease was primarily attributable to lower average interest rates in 2008 versus 2007, net of higher average cash and cash equivalents balances in the three months ended June 30, 2008 over balances in the three months ended June 30, 2007.
     Interest Expense. Interest expense decreased 98%, or approximately $4,000, from $4,000 in the three months ended June 30, 2007 to approximately $0 in the three months ended June 30, 2008. The Company’s primary investor converted all outstanding debt to Series A Preferred Stock in February of 2007 as described more fully in Notes 7 and 8 in the Notes to the Unaudited Condensed Financial Statements.
     Other Income/(Expense). Other income increased 321%, or approximately $8,000, from ($3,000) in the three months ended June 30, 2007 to $5,000 in the three months ended June 30, 2008. In 2008, the Company earned $9,000 in foreign exchange gains, net of $4,000 in net losses from the disposal of fixed assets. The foreign exchange gains consist of $35,000 in unrealized losses on the translation of liabilities denominated in foreign currency and translation of bank accounts denominated in Euros, net of $44,000 in realized gains on foreign currency transactions. Of the $44,000 in realized gains on foreign currency transactions, $11,000 were earned from foreign currency forward contracts in the three months ended June 30, 2008.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Comparison of the six months ended June 30, 2008 and 2007
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	Six Months Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	6,438,189	5,061,327	1,376,862	27%
General and administrative expense	4,771,772	3,460,708	1,311,064	38%
Merger transaction costs	—	3,824,090	(3,824,090)	(100)%
Interest income	153,192	113,383	39,809	35%
Interest expense	214	59,744	(59,530)	(100)%
Other expense	23,264	8,336	14,928	179%

     Revenue. The Company did not generate any revenues in the six months ended June 30, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 27%, or approximately $1.4 million, from $5.1 million for the six months ended June 30, 2007 to $6.4 million for the six months ended June 30, 2008. Clinical trial and pre-clinical related CRO and investigator expenses increased by approximately $1.4 million from $1.2 million in the six months ended June 30, 2007 to $2.6 million in the six months ended June 30, 2008, and lab data analysis and other R&D expenses increased approximately $300,000 from $500,000 in the six months ended June 30, 2007 to $800,000 in the six months ended June 30, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 Phase II clinical trials. In-process research and development and in-licensing expenses decreased from $1.6 million in the six months ended June 30, 2007 to $12,000 in the six months ended June 30, 2008. The Company purchased Neuro3D PDE4 compounds in the first three months of 2007 resulting in $1.6 million in expense. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $1.1 million from $1.2 million in the six months ended June 30, 2007 to $2.3 million in the six months ended June 30, 2008. Of the $1.1 million increase, salary, benefits, travel and stock-based compensation expenses increased $1.0 million from $1.1 million in the six months ended June 30, 2007 to $2.1 million in the six months ended June 30, 2008, and facilities and IT related expenses increased $100,000 from $100,000 in the six months ended June 30, 2007 to $200,000 in the six months ended June 30, 2008. Consulting expenses increased $200,000 from $500,000 in the six months ended June 30, 2007 to $700,000 in the six months ended June 30, 2008. Employee related expenses increased primarily as a result of an increase in headcount in the six months ended June 30, 2008 over the six months ended June 30, 2007, including the hiring of a Senior Vice President, Research and Development to head all research and development activity in the six months ended June 30, 2008. The additional headcount was added primarily to manage the ongoing pre-clinical and clinical development programs.
     General and Administrative Expense. General and administrative expense increased 38%, or approximately $1.3 million, from $3.4 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008. The Company increased general and administrative headcount in the six months ended June 30, 2008 primarily to assist in the financial management of the business. Despite the increase in headcount, employee related expenses, including salary and benefits, stock-based compensation and travel expenses remained constant at $2.3 million in the six months ended June 30, 2008 and 2007. Salary and benefit expenses decreased $300,000 from $1.8 million in both of the six months ended June 30, 2007 to $1.5 million in the six months ended June 30, 2008 due to one-time bonuses paid in 2007 relating to the 2007 merger with CGI and one-time relocation expenses reimbursed to a key executive; stock-based compensation expense increased $300,000 from $300,000 in the six months ended June 30, 2007 to $600,000 in the six months ended June 30, 2008 due to the issuance of options and warrants; and travel expenses remained constant at $200,000 in both of the six months ended June 30, 2008 and 2007. Consulting expenses increased $200,000 from $200,000 in the six months ended June 30, 2007 to $400,000 in the six months ended June 30, 2008.
     The Company incurred a substantial increase in certain general and administrative expenses from the six months ended June 30, 2007 to the six months ended June 30, 2008 as a result of going public through the Merger with Corautus. Specifically, non-Merger related legal expenses increased $700,000 from $200,000 in the six months ended June 30, 2007 to $900,000 in the six months ended June 30, 2008; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $400,000 from $100,000 in the six months ended June 30, 2007 to $500,000 in the six months ended June 30, 2008. Audit expenses, however, decreased $100,000 from $400,000 in the six months ended June 30, 2007 to $300,000 in the six months ended June 30, 2008 primarily due to incurring more 2007 expense from conducting annual audits of 2004 through 2006 during the first three months of 2007. Other expenses, including insurance, facilities, depreciation, and information technology, increased $100,000 from $300,000 in the six months ended June 30, 2007 to $400,000 in the three months ended June 30, 2008 due to the Company going public and to associated headcount increases.
     Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired all of which was incurred and expensed in the results of operations in the six months ended June 30, 2007.
     Interest Income. Interest income increased 35%, or approximately $40,000, from $113,000 in the six months ended June 30, 2007 to $153,000 in the six months ended June 30, 2008. The increase was primarily attributable to higher average cash and cash equivalents balances in the six months ended June 30, 2008, net of lower average interest rates.

     Interest Expense. Interest expense decreased 100%, or approximately $60,000, from $60,000 in the six months ended June 30, 2007 to approximately $0 in the six months ended June 30, 2008. The Company’s primary investor converted all outstanding debt to Series A Preferred Stock in February of 2007 as described more fully in Notes 7 and 8 in the Notes to the Unaudited Condensed Financial Statements.
     Other Expense. Other expense increased 179%, or approximately $15,000, from $8,000 in the six months ended June 30, 2007 to $23,000 in the six months ended June 30, 2008. In 2008, the Company incurred $19,000 in net foreign exchange losses, and $4,000 in losses from the disposal of fixed assets. The net foreign exchange losses consist of $66,000 in unrealized losses on the translation of liabilities denominated in foreign currency and translation of bank accounts denominated in Euros, net of $47,000 in realized gains on foreign currency transactions. Of the $47,000 in realized gains on foreign currency transactions, $11,500 were earned from foreign currency forward contracts in the six months ended June 30, 2008. The $8,000 in other expense in the six months ended June 30, 2007 consists only of $8,000 in foreign exchange losses, which is comprised of $7,000 in net unrealized losses on the translation of liabilities denominated in foreign currency and translation of bank accounts denominated in Euros, net of $1,000 in realized gains on foreign currency hedged transactions, of which $446 were earned from foreign currency forward contracts in the six months ended June 30, 2007.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus and a private placement through public equities transaction. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. As more fully explained in Note 3 in the Notes to the Condensed Financial Statements, the Company received approximately $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007, and the Company issued 10,288,065 shares of common stock for $25.0 million in gross proceeds in the private placement equity financing which closed in July and August of 2007. As of June 30, 2008, the Company had $12.5 million in cash, and while management believes that this amount of cash will enable the Company to meet its current obligations into the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, the Company will be required to raise additional capital through a combination of debt or equity financings, or may be required to reduce the level of activities in its clinical trials or other operations.
     Prior to the Merger and the private placement, the Company issued secured convertible notes for $0 and $5.0 million in the six months ended June 30, 2008 and 2007, and a total of $24.4 million from June 14, 2004 (date of inception) to June 30, 2008 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of June 30, 2008 as described more fully in Notes 7 and 8 in the Notes to the Condensed Financial Statements.
     The Company had $12.5 million in cash and cash equivalents at June 30, 2008 compared to $12.2 million as of June 30, 2007. During the period from June 30, 2007 to June 30, 2008, the Company’s had cash inflows of $25.6 million and cash outflows of $25.3 million resulting in a net increase in cash of $300,000. Cash inflows included $25.0 million in gross proceeds received in the private placement equity financing and $600,000 in interest income. Cash outflows consisted of $3.8 million for Merger related transaction costs, $1.9 million in equity financing related expenses, $4.8 million in payroll and related expenses, $6.2 million in research and development expenses, $2.1 million in consulting expenses, $1.6 million in legal expenses, $1.9 million in corporate expenses, and $3.0 million in other operating and capital expenditures.
     The Company used $10.5 million in net cash from operations in the six months ended June 30, 2008, $6.9 million in the six months ended June 30, 2007, and $45.3 million for the period from June 14, 2004 (date of inception) through June 30, 2008. The $3.6 million increase in net cash used from operations was primarily the result of a $1.2 million decrease in the comparable annual net losses; net of an increase of $300,000 in stock-based compensation expense and a $5.1 million decrease in the change in net assets and liabilities for the six months ended June 30, 2008. The $5.1 million decrease in net assets and liabilities was primarily attributable to a decrease in merger related liabilities from $3.9 million at June 30, 2007 versus $0 at June 30, 2008. The decrease of $1.2 million in net loss was the result of an increase of approximately $1.4 million in R&D expenses, an increase of approximately $1.3 million in general and administrative expenses, and a decrease of $3.9 million in Merger costs in the six months ended June 30, 2008, net of an increase in interest income of $40,000, a decrease in interest expense of $60,000 and an increase of $15,000 in other income. For the period from June 14, 2004 (date of inception) to June 30, 2008, the Company has used $45.3 million in operating activities primarily resulting from inception-to-date net losses of $51.4 million, net of $2.2 million in inception-to-date stock compensation expense, $300,000 in depreciation and amortization expense and other non-cash expenses, and a $3.7 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
     The Company used $100,000 and obtained $10.7 million in net cash from investing activities in the six months ended June 30, 2008 and 2007, respectively, and obtained $10.2 million cash from investing activities for the period from June 14, 2004 (date of inception) through June 30, 2008. The Company incurred $100,000 and $100,000 in capital expenditures in the six months ended June 30, 2008 and 2007, respectively, and the Company had $11.1 million in net cash received from the Merger, net of $400,000 in capitalized Merger costs only in the six months ended June 30, 2007. From June 14, 2004 (date of inception) to June 30, 2008, the Company had $11.1 million in net cash received from the Merger, net of $400,000 in capitalized Merger costs, and net of $600,000 in capital expenditures.
     Net cash provided from financing activities decreased by $5.0 million from $5.0 million in the six months ended June 30, 2007 to cash used in financing activities of approximately $2,000 in the six months ended June 30, 2008. The $5.0 million decrease is attributable to the Company issuing $5.0 million in secured convertible debt in the six months ended June 30, 2007 while not having any new debt or equity financings in the six months ended June 30, 2008. From June 14, 2004 (date of inception) to June 30, 2008, the Company had $47.6 million in net cash provided by financing activities resulting from $24.4 million in cash received from the issuance of secured convertible debt and $23.1 million of net cash received in the private placement completed in 2007, and approximately $100,000 in cash received from the exercise of stock options.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of June 30, 2008:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term capital lease obligations(1)	$544	$544	$—	$—	$—
Operating lease obligations(2)	2,027,657	425,660	875,194	726,803	—
Stanford license(3)	845,000	25,000	70,000	100,000	650,000
Uncertain tax positions(4)	—	—	—	—	—

	$2,873,201	$451,204	$945,194	$826,803	$650,000

(1)	Long-term capital lease of a copier.

(2)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through March 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

(3)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that use the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of June 30, 2008, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(4)	The Company adopted FIN No. 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at June 30, 2008 was approximately $678,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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

Stock-based Compensation
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The adoption of SFAS No. 123R had a material impact on the Company’s financial position, results of operations and cash flows.
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
     The Company recorded stock-based compensation expense associated with stock options for the three and six months ended June 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to June 30, 2008, as follows:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Research and development expense	$134,206	$91,051	$248,239	$182,255	$747,449
General and administrative expense	242,934	191,133	541,873	347,750	1,426,134

Total	$377,140	$282,184	$790,112	$530,005	$2,173,583

Forward-looking statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to obtain necessary financing;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the FDG-PET clinical trial;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing cardiovascular clinical trials using histological examinations, measurement of biomarkers, medical imaging, and atherosclerotic plaque bioassays;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     On July 17, 2007, the Company received a letter requesting indemnification from the Company of approximately $1.3 million of legal costs incurred by Tailored Risk Assurance Company, Ltd. in defending Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) and several physician co-defendants in the matter of Susan Darke, Individually, and as Executrix of the Estate of Roger J. Darke v. Caritas St. Elizabeth’s Medical Center of Boston, Inc., et al. (Suffolk Superior Court, Boston, Massachusetts). Vascular Genetics Inc. (“VGI”), the Company’s wholly-owned subsidiary, was also a defendant in the litigation, but was dismissed from the litigation in March 2007 after entering into a settlement agreement with the plaintiffs. The letter alleges that the Company, as a successor to Corautus Genetics Inc., is required to indemnify CSEMC pursuant to a License Agreement, dated October 31, 1997, between CSEMC and VGI. In August 2008, the parties reached a settlement. The Company’s insurance carrier is covering the entire settlement payment. The Company, VGI and the insurance carrier obtained a release of liabilities in connection with the settlement.
Item 1A. Risk Factors
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Company was held on June 2, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation. Voting results reported below are for shares eligible to vote as of the record date, April 4, 2008. At the Annual Meeting, stockholders:
     1. Elected seven (7) directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, as indicated below. There were no broker non-votes.

Nominee	For	Against	Withheld
Lawrence K. Cohen	16,288,547	0	20,473
Douglass B. Given	16,288,559	0	20,461
Richard L. Anderson	16,288,560	0	20,460
Mark N.K. Bagnall	16,288,559	0	20,461
Fred B. Craves	16,288,559	0	20,461
David T. Howard	16,288,061	0	20,959
John R. Larson	16,288,560	0	20,460
     2. Ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2008, as indicated below. There were no broker non-votes.

For	Against	Abstain
16,288,975	5,398	14,647

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Fourth Amended and Restated Bylaws of VIA Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 12, 2008

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer