Form 10-Q
period 2008-09-30
VIA Pharmaceuticals, Inc.
filed 2008-11-12
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     As of November 10, 2008, there were 19,739,968 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.
PART I. — FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	1
Unaudited Condensed Statements of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to September 30, 2008	2
Unaudited Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2008 and 2007, and for the Period from June 14, 2004 (date of inception) to September 30, 2008	3
Notes to the Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T. Controls and Procedures	32
PART II. — OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	40
SIGNATURE	41
EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,501,872	$23,098,764
Prepaid expenses and other current assets	640,185	953,347

Total current assets	8,142,057	24,052,111
Property and equipment-net	337,953	335,429
Other non-current assets	71,713	97,401

Total	$8,551,723	$24,484,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457,278	$748,719
Accrued expenses and other liabilities	2,548,155	3,178,453
Capital lease obligation-current portion	—	2,051

Total current liabilities	3,005,433	3,929,223
Deferred rent	22,966	3,980

Total liabilities	3,028,399	3,933,203
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value-200,000,000 shares authorized at September 30, 2008 and December 31, 2007; 19,728,351 and 19,707,257 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	19,728	19,707
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at September 30, 2008 and December 31, 2007; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at September 30, 2008 and December 31, 2007; 2,000 shares issued and outstanding at September 30, 2008 and December 31, 2007; liquidation preference of $2,000,000	2	2
Additional paid-in capital	61,902,526	60,876,834
Treasury stock- 0 and 2,014 shares at September 30, 2008 and December 31, 2007, respectively	—	(10,276)
Accumulated other comprehensive income	—	16,884
Deficit accumulated in the development stage	(56,398,932)	(40,351,413)

Total stockholders’ equity	5,523,324	20,551,738

Total	$8,551,723	$24,484,941

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					PERIOD FROM
					JUNE 14, 2004
					(DATE OF
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	3,155,013	2,435,352	9,593,202	7,496,679	32,640,112
General and administration	1,869,366	2,169,659	6,641,138	5,630,367	19,831,705
Merger transaction costs	—	—	—	3,824,090	3,824,090

Total operating costs and expenses	5,024,379	4,605,011	16,234,340	16,951,136	56,295,907

Operating loss	(5,024,379)	(4,605,011)	(16,234,340)	(16,951,136)	(56,295,907)

Other income (expense):
Interest income	32,002	247,992	185,195	361,375	910,166
Interest expense	(3,891)	(129)	(4,106)	(59,873)	(1,003,169)
Other (expense) income	28,996	(3,145)	5,732	(11,481)	(10,022)

Total other income (expense)	57,107	244,718	186,821	290,021	(103,025)

Net Loss	$(4,967,272)	$(4,360,293)	$(16,047,519)	$(16,661,115)	$(56,398,932)

Loss per share of common stock—basic and diluted	$(0.25)	$(0.27)	$(0.82)	$(2.58)

Weighted average shares outstanding—basic and diluted	19,620,757	15,907,161	19,594,397	6,468,872

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			PERIOD FROM
			JUNE 14, 2004
			(DATE OF
	NINE MONTHS ENDED		INCEPTION) TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(16,047,519)	$(16,661,115)	$(56,398,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,861	80,033	313,455
Loss on disposal of property and equipment	4,163	—	4,163
Change in unrealized gain on foreign currency hedge	(16,884)	5,237	—
Stock compensation expense	1,035,336	652,462	2,426,185
Deferred rent	18,985	—	22,965
Changes in assets and liabilities:
Prepaid expenses and other assets	337,875	(864,938)	(715,557)
Accounts payable	(293,030)	(23,791)	455,688
Accrued expenses and other liabilities	(630,298)	2,152,478	2,648,156
Accrued merger transaction costs	—	36,265	—
Interest payable	—	55,111	992,722

Net cash used in operating activities	(15,465,511)	(14,568,258)	(50,251,155)

Cash flows from investing activities:
Purchase of property and equipment	(129,983)	(216,586)	(637,350)
Cash provided in the Merger	—	11,147,160	11,147,160
Capitalized merger transaction costs	—	(350,069)	(350,069)

Net cash provided by (used in) investing activities	(129,983)	10,580,505	10,159,741

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	5,000,000	24,425,000
Capital lease payments	(2,051)	(1,982)	(11,973)
Issuance of common stock	—	23,140,360	23,141,360
Exercise of stock options for the issuance of common stock	653	42,323	44,699
Repurchase and retirement of common stock	—	(4,239)	(5,800)

Net cash provided by (used in) financing activities	(1,398)	28,176,462	47,593,286

Increase (decrease) in cash and cash equivalents	(15,596,892)	24,188,709	7,501,872
Cash and cash equivalents-beginning of period	23,098,764	3,337,360	—

Cash and cash equivalents-end of period	$7,501,872	$27,526,069	$7,501,872

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$—	$334,222	$992,722

Conversion of notes to preferred stock Series A	$—	$13,334,222	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$—	$11,973

Stock issuance for license acquisition	$—	$—	$1,000

Retirement of treasury stock	$10,276	$—	$10,276

Supplemental disclosure of cash flow information:
Interest paid	$4,106	$466	$5,393

Taxes paid	$4,241	$33,163	$40,220

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview—VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular disease. The Company is building a pipeline of small molecule drugs that target inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation.
     Through September 30, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and private equity financings. The Company is organized and operates as one operating segment.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Basis of Presentation—The accompanying condensed financial statements have been prepared in accordance with GAAP for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three and nine months ended September 30, 2008 and 2007 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) through September 30, 2008. In connection with the Merger described more fully in Notes 1 and 3 to the Unaudited Condensed Financial Statements, the Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
     Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Significant Risks and Uncertainties—As a development stage company, with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel and support the expense of marketing new products based on innovative technology. To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of September 30, 2008, the Company had an accumulated net deficit of approximately $56.4 million.
     Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of September 30, 2008, the Company had approximately $7.5 million in cash and cash equivalents. While management believes that this amount of cash will enable the Company to meet its current obligations through the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

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
     Long-Lived Assets— Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Through September 30, 2008 there have been no such impairments.
     Acquired Intellectual Property Rights— Payments for the acquisition of intellectual property (“IP”) rights are capitalized and amortized ratably over the estimated life of the IP rights. At the time of acquisition, the Company estimates the product life based upon the term of the agreement, the patent life of the product and the Company’s assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate. The cost of acquired IP rights was $26,000 as of September 30, 2008 and December 31, 2007. The estimated life of the rights is twenty (20) years and accumulated amortization of the IP rights was $4,658 and $3,683 as of September 30, 2008 and December 31, 2007, respectively. Amortization expense for acquired product rights for the current year and each of the next four years until fully amortized is as follows: 2008 — $1,300; 2009 — $1,300; 2010 — $1,300; 2011 — $1,300; 2012 — $1,300; thereafter — $15,817. The net amortized cost of IP rights was $21,342 and $22,317 as of September 30, 2008 and December 31, 2007, respectively, are included in other assets in the balance sheet.
     Research and Development Expenses— Research and development (“R&D”) expenses are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” R&D expenses include salaries, contractor and consultant fees; external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of R&D expenses.
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
     The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net loss	$(4,967,272)	$(4,360,293)	$(16,047,519)	$(16,661,115)

Weighted-average shares of common stock outstanding	19,726,833	16,135,802	19,713,782	6,708,009
Less: Weighted-average shares of common stock subject to repurchase	(106,076)	(228,641)	(119,385)	(239,137)

Weighted-average shares used in computing basic net loss per share	19,620,757	15,907,161	19,594,397	6,468,872
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	19,620,757	15,907,161	19,594,397	6,468,872

Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.82)	$(2.58)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three and nine months ended September 30, 2008 and 2007 because their inclusion would be anti-dilutive:

	Three and nine months ended
	September 30, 2008	September 30, 2007
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,793,542	1,171,298
Shares of common stock subject to outstanding warrants	231,454	96,520

Total shares of common stock equivalents	3,024,996	1,267,818

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
     Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net loss	$(4,967,272)	$(4,360,293)	$(16,047,519)	$(16,661,115)
Change in unrealized gain (loss) on foreign currency cash flow hedges	(10,869)	(781)	(16,884)	5,237

Total comprehensive loss	$(4,978,141)	$(4,361,074)	$(16,064,403)	$(16,655,878)

     Derivative Instruments— From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the condensed balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.
     On June 20, 2008, the Company entered into two outstanding forward foreign exchange contracts to purchase Euro 250,000 on July 15, 2008 and Euro 250,000 on September 15, 2008. The spot rate on the contract date was 1.5626 dollars to Euros. The forward contract rate was 1.565 and 1.5625 for the contracts maturing July 15, 2008 and September 15, 2008, respectively. As of September 30, 2008, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s September 30, 2008 Balance Sheet.
     The Company recorded net realized losses of $78,000 and $30,662 for the three and nine months ended September 30, 2008, respectively, net realized gains of $1,538 and $2,391 for the three and nine months ended September 30, 2007, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to September 30, 2008 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the condensed statement of operations. Of the $78,000 and $30,662 in net realized losses in the three and nine months ended September 30, 2008, $24,087 and $12,577 are losses on the forward contracts. Of the $1,538 and $2,391 in net realized gains in the three and nine months ended September 30, 2007, $772 and $1,218 are gains on the forward contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to September 30, 2008. Net unrealized gains remaining in accumulated other comprehensive income (loss) was $0 and $16,884 at September 30, 2008 and December 31, 2007, respectively. The intrinsic value of the Company’s cash flow hedge contracts outstanding at September 30, 2008 was $0.
     New Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations” and SFAS No. 160 (“SFAS No. 160”), “Non-controlling Interest In Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS No. 141R and SFAS No. 160 should have no material impact on the Company’s current financial statements; however, these new standards could significantly impact the accounting for any future acquisitions the Company might consummate.
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
     The Merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with GAAP. Under this method of accounting, Corautus is treated as the acquired company for financial reporting purposes. On June 5, 2007, Corautus had approximately $11.1 million of cash. Under the terms of the Merger Agreement, the former stockholders of privately-held VIA Pharmaceuticals, Inc. retained control of the Company and, as of the closing of the Merger, held 77.78% of the capital stock of the Company (on a fully diluted basis). Immediately following the Merger, the Board of Directors of the Company consisted of seven directors, three of whom were former directors of privately-held VIA Pharmaceuticals, Inc., one of whom was a director of Corautus and three of whom were designated by privately-held VIA Pharmaceuticals, Inc. prior to the closing of the Merger. In addition, the senior management team of former privately-held VIA Pharmaceuticals, Inc. now manages the operations of the Company. As a result, the Merger was considered to be a capital transaction in substance and, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the net assets of Corautus. The net assets of Corautus were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. The Company’s deficit accumulated in the development stage was carried forward after the Merger.
     Following is the allocation of the purchase price to the net assets of Corautus based on fair values:

Cash	$11,147,160
Accrued expenses	(286,408)
Merger transaction costs expensed	3,824,090

Total purchase price	$14,684,842

     Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of this total amount incurred, $3,824,090 represented costs in excess of net assets acquired, of which $0 and $3,824,090 was expensed in results of operations in the three and nine months ended September 30, 2007, respectively.
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
     Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through June 5, 2007 (date of completion of the Merger with Corautus), and related stock-

based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represented the best estimate of market value to use in measuring compensation. Subsequent to the Merger, the Company, now publicly held, uses the closing stock price of the Company’s common stock on the date the options are granted to determine the fair market value of each option. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter.
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
     The assumptions used to value option grants for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Expected life from grant date	6.25	5.27-6.25	2.50-6.25	5.00-6.25
Expected volatility	82%	74%-77%	79%-82%	68%-77%
Risk free interest rate	2.88%	4.2%-5.03%	2.48-3.49%	4.2%-5.03%
Dividend yield	—	—	—	—
     The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the three and nine months ended September 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to September 30, 2008, which was included in the condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Research and development expense	$32,557	$27,202	$280,796	$209,456	$780,006
General and administrative expense	212,667	95,255	754,540	443,006	1,638,802

Total	$245,224	$122,457	$1,035,336	$652,462	$2,418,808

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $3.2 million in compensation expense over a weighted average remaining period of 2.53 years. However, no compensation expense will be recognized for any stock awards that do not vest.
5. RESEARCH AND DEVELOPMENT
     The Company’s research and development (R&D) expenses include expenses related to the three VIA-2291 Phase II clinical trials and expenses incurred in connection with the Company’s pre-clinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, pre-clinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and nine months ended September 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) through September 30, 2008:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Externally generated R&D expense	$2,322,001	$1,846,494	$6,431,574	$5,648,691	$23,587,068
Internally generated R&D expense	833,012	588,858	3,161,628	1,847,988	9,053,044

Total	$3,155,013	$2,435,352	$9,593,202	$7,496,679	$32,640,112

     Externally generated research and development expenses for the three and nine months ended September 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Externally generated R&D expense:
In-licensing expenses	$6,250	$—	$18,750	$1,635,000	$4,863,750
Clinical Research Organization expenses	831,295	674,964	2,347,109	1,548,857	6,045,784
Investigator expenses	763,292	435,014	1,869,124	736,398	2,987,913
Consulting expenses	263,556	313,487	969,023	818,926	5,028,114
Other	457,608	423,029	1,227,568	909,510	4,661,507

Total	$2,322,001	$1,846,494	$6,431,574	$5,648,691	$23,587,068

     Internally generated research and development expenses for the three and nine months ended September 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Internally generated R&D expense:
Payroll and payroll related expenses	$650,577	$421,914	$2,241,690	$1,270,597	$6,283,909
Stock-based compensation	32,557	27,202	280,796	209,457	780,006
Travel and entertainment expenses	53,071	46,999	261,654	127,164	926,407
Other	96,807	92,743	377,488	240,770	1,062,722

Total	$833,012	$588,858	$3,161,628	$1,847,988	$9,053,044

6. PROPERTY AND EQUIPMENT
     Property and equipment — net, at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Property and equipment at cost:
Computer equipment and software	$308,649	$291,149
Furniture and fixtures	108,869	102,547
Lab equipment	46,946	46,946
Office equipment	38,282	35,409
Leasehold Improvements	129,740	31,315
Capital lease equipment	11,973	11,973

Total property and equipment at cost	644,459	519,339
Less: accumulated depreciation	(306,506)	(183,910)

Total	$337,953	$335,429

     Depreciation expense on property and equipment was $43,601 and $33,009 in the three months ended September 30, 2008 and 2007, respectively, $124,886 and $79,058 in the nine months ended September 30, 2008 and 2007, respectively, and $308,796 for the period from June 14, 2004 (date of inception) to September 30, 2008, and was included in the condensed statements of operations as follows:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Research and development expense	$10,271	$8,825	$31,032	$23,700	$81,906
General and administrative expense	33,330	24,184	93,854	55,358	226,890

Total	$43,601	$33,009	$124,886	$79,058	$308,796

7. FINANCING ARRANGEMENTS
     On April 24, 2006, the Company issued a short-term 8% convertible promissory note for $3.0 million to the Company’s principal investor. On September 18, 2006, the Company and the principal investor modified the terms of the April 24, 2006 note allowing for the subsequent issuance of an additional $10.0 million in short-term 8% convertible promissory notes. Concurrently, the Company issued an additional short-term 8% convertible promissory note for $5.0 million, which together with the existing $3,000,000 note represented an aggregate outstanding note payable of $8,000,000 at December 31, 2006. The notes were secured by the assets of the Company. The notes also provided for conversion to Series A Preferred Stock based on contingent future financings, and also allowed for optional conversion by the note holder at a mutually agreed upon price at the time of conversion.
     On February 2, 2007, the Company issued a short-term 8% convertible promissory note to the Company’s principal investor in exchange for the remaining $5.0 million under the terms of the September 18, 2006 note. Immediately thereafter on February 2, 2007, the lender (principal investor) converted the aggregate $13.0 million previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of Series A Preferred Stock. As described more fully in Note 8 to the Unaudited Condensed Financial Statements, all preferred stock outstanding held by Company’s principal investor was converted to common stock in connection with the Corautus Merger.
     The Company has evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the condensed statements of operations.
8. EQUITY
     On June 5, 2007, in connection with the Merger and following the Parent-Subsidiary Merger, the Certificate of Incorporation of Corautus became the Certificate of Incorporation of the Company, and the Company further amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The Certificate of Incorporation of the Company provides that the total number of authorized shares of preferred stock of the Company is 5,000,000 shares. Significant components of the Company’s stock are as follows:
     Common Stock — The Company’s authorized common stock was 200,000,000 shares at September 30, 2008 and December 31, 2007, respectively. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2008 and December 31, 2007, the Company had reserved the following shares of common stock for issuance:

(in shares)	September 30, 2008	December 31, 2007
2007 Incentive Award Plan-outstanding and available to grant	3,746,421	3,267,515
Common stock warrants	231,454	106,520

Total	3,977,875	3,374,035

     Preferred Stock — The Company’s authorized preferred stock was 5,000,000 shares at September 30, 2008 and December 31, 2007, respectively. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.
     There were 2,000 shares of Series C Preferred Stock issued and outstanding as of September 30, 2008 and December 31, 2007, respectively. The holder of the Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
     2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of a share of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value of a share of the Company’s common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 952,879 and 625,405 shares available for future grant as of September 30, 2008 and December 31, 2007, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
     A summary of option activity from January 1, 2008 to September 30, 2008 under the 2007 Incentive Award Plan follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
2007 Incentive Award Plan Options Outstanding — January 1, 2008	2,642,110	$7.02
Granted	282,750	$2.82
Exercised	(21,094)	$0.03
Canceled	(110,224)	$2.46

2007 Incentive Award Plan Options Outstanding — September 30, 2008	2,793,542	$6.83

     As of September 30, 2008, a total of 229,955 shares of options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 97,601 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

     The following table summarizes information concerning outstanding and exercisable options outstanding at September 30, 2008:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Range of Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$ 0.03	239,323	6.68	$0.03	239,013	6.68	$0.03	233,127	$0.03
$ 0.14	102,122	8.05	$0.14	101,452	8.05	$0.14	88,729	$0.14
$ 1.70	750	9.86	$1.70	713	9.86	$1.70	—	$1.70
$ 2.19	35,000	9.72	$2.19	33,250	9.72	$2.19	—	$2.19
$ 2.38	1,405,650	9.21	$2.38	1,351,432	9.21	$2.38	321,291	$2.38
$ 2.90	235,000	9.29	$2.90	223,250	9.29	$2.90	—	$2.90
$ 3.10	12,000	9.48	$3.10	11,400	9.48	$3.10	—	$3.10
$ 3.48	391,650	8.84	$3.48	377,372	8.84	$3.48	106,089	$3.48
$ 5.10	22,300	8.68	$5.10	22,300	8.68	$5.10	22,300	$5.10
$ 5.25	47	0.25	$5.25	47	0.25	$5.25	47	$5.25
$ 5.55	37,172	8.68	$5.55	37,172	8.68	$5.55	37,172	$5.55
$11.25-1023.75	312,528	6.15	$42.36	312,528	6.15	$42.36	312,528	$42.36

	2,793,542	8.56	$6.83	2,709,929	8.56	$6.96	1,121,283	$13.12

     The weighted average fair value of options granted was $1.57 per share in the nine month period ended September 30, 2008. The total intrinsic value of stock options exercised was $1,504 and $1,817,265 for the nine months ended September 30, 2008 and 2007, respectively.
Warrants
     The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of September 30, 2008, outstanding warrants to purchase approximately 77,868 shares of common stock at exercise prices of $10.05-$125.63 will expire in 1 — 5 years.
     In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vest over a twelve month contracted service period. Using the Black-Scholes pricing model, the Company valued the warrants at $19,296 as of September 30, 2008 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the September 30, 2008 $1.17 closing stock price. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of ($2,907) and $8,670 in the three and nine months ended September 30, 2008, and $7,154 in the three and nine months ended September 30, 2007.
     In December 2007 the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are fully vested when granted. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, and a 76% volatility rate. The warrants were fully expensed as stock-based compensation expense over the contracted service period (December 2007) in the statements of operations resulting in no expense in the three and nine months ended September 30, 2008, and no expense in the three and nine months ended September 30, 2007.
     In March 2008 the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. Using the Black-Scholes pricing model, the Company valued the warrants at $73,788 as of September 30, 2008 using an expected life ranging from 2.5 to 3.0 years, a risk-free interest rate ranging from 2.48% to 2.88%, volatility ranging from 79% to 82%, and a fair market value of ranging from $1.17 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statement of operations resulting in expense of ($12,386) and $58,189 in the three and nine months ended September 30, 2008, and no expense in the three and nine months ended September 30, 2007.

9. RELATED PARTIES
     On February 28, 2005, the Company entered into a licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer (“CSO”) is also an affiliate of Stanford. Upon entering into the agreement, the Company paid Stanford a non-creditable, non-refundable license fee of $25,000 and issued 37,172 shares of common stock at $0.001 par value, to two employees of Stanford who are also stockholders in the Company, pursuant to the terms of a common stock agreement. In addition, the Company paid Stanford a license maintenance fee of $25,000 and $10,000 in the nine months ended September 30, 2008 and 2007, respectively. The Company is committed to pay annual license maintenance fees of $25,000 for 2009, $35,000 for 2010 and 2011 and $50,000 for all years after 2011 during which the license agreement is effective. For any commercial products derived from the licensed technology, the Company has agreed to pay royalties to Stanford in amounts ranging from one to six percent of net sales depending on the therapy indication of the licensed product, and milestone payments ranging from $25,000 to $250,000 for technology developed under the license agreement, reduced by any maintenance fee payments made during the year. The Company also paid consulting fees to the CSO, who is also a stockholder of the Company, $30,000 and $90,000 in the three and nine months ended September 30, 2008, and $30,000 and $90,000 in the three and nine months ended September 30, 2007. The Company issued 42,300 stock options to the CSO in the year ended December 31, 2007. Using the Black-Scholes pricing model, the Company valued the 42,300 options at $27,762 as of September 30, 2008 using an expected life of 6.02 years, a 2.88% risk free interest rate, an 82% volatility rate, and the fair market value on September 30, 2008 of $1.17 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of ($4,420) and $2,842 in the three and nine months ended September 30, 2008, and expense of $2,095 in the three and nine months ended September 30, 2007.
     The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s primary investor. The Company paid the CDO compensation in the amount of $63,000 and $218,000 in the three and nine months ended September 30, 2008, and $63,000 and $243,000 in the three and nine months ended September 30, 2007. The Company also granted 0, 26,921 and 35,685 shares of stock options to the CDO in 2008, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2006 options at $206,341 as of September 30, 2008 using an expected life of from 5.0 to 5.27 years, a 4.639% risk-free interest rate, 67% volatility rate and the fair market value of $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations resulting in no expense in the three and nine months ended September 30, 2008, and $19,463 and $57,836 in the three and nine months ended September 30, 2007. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of September 30, 2008 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, 67% to 77% volatility, and the fair market value ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $2,704 and $7,918 in the three and nine months ended September 30, 2008, and $14,608 and $44,857 in the three and nine months ended September 30, 2007, respectively.
10. COMMITMENTS
     Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $123,901 and $271,615 in the three and nine months ended September 30, 2008, and $50,372 and $151,188 for the three and nine months ended September 30, 2007.
     Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
October through December 2008	$106,245
2009	429,417
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,921,246

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
     Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. The cost of the equipment was $11,973 and is included under property and equipment in the balance sheet at September 30, 2008 and December 31, 2007. Accumulated depreciation of the leased equipment was $11,973 and $9,312 at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company has made all contractual payments under the lease and has no future minimum lease payment obligations.
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
     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2007; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of September 30, 2008, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
     As of September 30, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 13 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
12. EMPLOYEE BENEFIT PLANS
     The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2007. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $40,825 and $14,299 in the nine months ended September 30, 2008 and 2007, respectively.

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
Background
     On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with GAAP. In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and the Company changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Company also retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect privately-held VIA Pharmaceuticals, Inc. only. For the period from June 5, 2007 (the date of the closing of the Merger) through September 30, 2008, the results of operations and cash flows presented in the condensed financial statements contained herein reflect the combined operations of the Company.
Overview
Recent Developments
     On November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the American Heart Association 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). VIA-2291 is designed to be a selective and reversible inhibitor of 5-Lipoxygenase (“5LO”), a key enzyme in the biosynthesis of leukotrienes, that are proposed mediators of vascular inflammation believed to be involved in the development and progression of atherosclerosis. As discussed below, in both the ACS trial and the CEA trial, VIA-2291 effectively inhibited production of leukotrienes. The ACS trial met its primary endpoint by demonstrating a significant change from baseline in Leukotriene B4 (“LTB4”) production at all doses tested (p<0.001). The CEA trial missed its primary endpoint of percentage reduction in macrophage inflammatory cells in plaque tissue, but met key secondary endpoints including reduction of high sensitivity C-reactive protein (“hs-CRP”) (p<0.01). VIA-2291 was generally well-tolerated in both trials.
     The ACS Phase II study was designed to establish optimal dosing and safety data in 191 patients with acute coronary syndromes (“ACS”) who recently had a heart attack or unstable angina. Patients were treated once daily for 12 weeks with one of three dose levels of VIA-2291 or placebo. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice multi-detector computed tomography (“MDCT”) scan following up on the baseline MDCT scan that all patients received in the ACS trial. The statistical outcomes for the ACS trial were validated by an independent academic statistics group at Montreal Heart Institute.

     The ACS trial demonstrated a statistically-significant, dose-dependent inhibition of ex vivo stimulated LTB4 production at twelve weeks. LTB4 production was measured at trough, just before the next dose of VIA-2291 was taken, indicating a sustained pharmacological effect of the drug between doses. The secondary endpoint of change from baseline in urine Leukotriene E4 (“LTE4”) also showed significant inhibition at all dose levels. A statistically-significant reduction in hs-CRP levels, a measure of general inflammation in the treated patients, as compared to placebo, was also observed in those patients treated for 24 weeks. Significant reductions in hs-CRP levels were not observed in the ACS trial in patients treated for twelve weeks, possibly due in part to variability in the level of hs-CRP at the baseline as a result of the recent heart attack or unstable angina.
     The CEA Phase II study evaluated VIA-2291’s effect on atherosclerotic vascular inflammation in 50 patients scheduled for elective carotid endarterectomy (“CEA”), a surgical procedure to remove plaque from the carotid artery to increase blood flow to the brain and to reduce the risk of stroke in patients with significant blockage in the artery. Patients in the CEA trial were treated for 12 weeks with either 100 mg of VIA-2291 or placebo, and then underwent a CEA procedure. The CEA trial was designed to provide direct evaluation of VIA-2291’s effect on inflammation by analyzing plaque removed from the carotid arteries of patients treated with VIA-2291 or placebo. The CEA trial also measured serum biomarkers of inflammation to measure reduction in inflammation in treated patients.
     While the results of the CEA trial did not demonstrate a reduction in macrophages in the plaque tissue in carotid arteries of patients treated with VIA-2291, analysis of our data, including a post-hoc analysis, did show a reduction in necrotic core thickness relative to plaque thickness. Necrotic core is a region within plaque associated with a high risk of plaque rupture, and preventing expansion, or reducing necrotic core thickness, may reduce the risk of heart attacks in patients with cardiovascular disease. Furthermore, mRNA levels of Interleukin 6, or IL-6, a pro-inflammatory cytokine, appeared to decrease in plaque tissue from patients treated with VIA-2291. These findings may indicate anti-inflammatory activity of VIA-2291 in plaque tissue.
     The CEA trial confirmed the findings of statistically significant inhibition in leukotriene production observed in the ACS trial, as measured by stimulated levels of LTB4 in serum and levels of LTE4 in urine. In the CEA trial, LTB4 production was highly inhibited at 12 weeks (p<0.001). Leukotriene inhibition was seen early in both trials and was already highly significant after two weeks of drug treatment, the first time it was assessed after starting the drug. In the CEA trial, a statistically-significant reduction from baseline compared with placebo in hs-CRP was observed over the twelve week treatment period.
     The drug was generally well-tolerated in both trials. In the ACS trial, common (>10 percent) adverse events (“AEs”) with no clear difference between placebo and VIA-2291 treated patients included angina, fatigue, musculoskeletal pain, and headache. Laboratory abnormalities included generally mild, reversible ≥3x upper limit of normal liver enzymes in the low dose VIA-2291 treated group (10 percent) and placebo (2 percent), not seen in the higher dose drug-treated groups; and asymptomatic ≥1.5x lipase elevations that were more common in VIA-2291 treated patients. In the CEA study, common AEs (>7percent) included fever, diarrhea and cystitis that occurred somewhat more commonly in VIA-2291 treated patients. Common laboratory abnormalities included mild reversible elevations of BUN and reversible decreases >1 gm/dL of hemoglobin that were more frequent in VIA-2291 treated patients.
     Safety of VIA-2291 was monitored throughout the trials by the independent Data Safety Montoring Board (“DSMB”) which is chaired by Sidney Goldstein, M.D., Division of Cardiovascular Medicine, Henry Ford Hospital, Wayne State University. The DSMB conducted a preliminary review of the patient safety data from the VIA-2291 ACS and CEA trials and found that the drug was well-tolerated at the doses tested and supports further development of VIA-2291.
     As the next phase of the clinical development of VIA-2291, in addition to the third Phase II clinical trial currently underway to measure reductions in plaque inflammation following dosing with VIA-2291 as measured with state-of-the-art FDG-PET imaging technology, the Company intends to design studies to demonstrate that VIA-2291’s mechanism of action can be linked to improvement in atherosclerotic plaque and ultimately cardiovascular outcomes. The Company will need to raise substantial additional funds to pursue such additional studies.

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
     During 2005, the Company in-licensed a small molecule compound, VIA-2291, and during 2006 the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a CEA, and patients at risk for ACS. In October 2007, the Company’s DSMB performed a review of both safety and efficacy data related to our two Phase II clinical trials to determine the progress in the clinical program and the patient safety of VIA-2291. Based on this review, the DSMB observed a continued acceptable safety profile and evidence of a consistent pharmacological effect of VIA-2291 as would be predicted given its proposed mechanism of action. The DSMB recommended the studies continue as planned.
     Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes FDG-PET, to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll patients following an ACS event, such as heart attack or stroke, who will undergo treatment with a once daily 100 mg dose of VIA-2291 or placebo, and be imaged using non-invasive FDG-PET technology. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.
     As discussed more fully above under “Recent Developments”, the Company announced results from the CEA and ACS Phase II clinical trials in November 2008 at the AHA Conference. The Company anticipates results from the FDG-PET Phase II clinical trial in the first half of 2009.
     Through September 30, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of September 30, 2008, the Company’s accumulated deficit was approximately $56.4 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability o which cannot be assured. The Company raised $11.1 million through the Merger with Corautus that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007 the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of September 30, 2008, the Company had $7.5 million in cash on hand. While management believes that this amount of cash will enable the Company to meet its current obligations through the fourth quarter of 2008, management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

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
Research and Development Expenses
     Since inception, the Company has focused on the development of compounds for the treatment of cardiovascular disease. The Company currently has one compound, VIA-2291, in three separate Phase II clinical trials in North America and Europe. As described more fully above under “Recent Developments”, the Company reported results from the first two of these Phase II clinical trials, the CEA and ACS studies, in November 2008.
     R&D expense represented 63% and 53% of total operating expense for the three months ended September 30, 2008 and 2007, respectively, 59% and 44% for the nine months ended September 30, 2008 and 2007, respectively, and 58% for the period from June 14, 2004 (date of inception) to September 30, 2008. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and nine months ended September 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) through September 30, 2008:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Externally generated R&D expense	$2,322,001	$1,846,494	$6,431,574	$5,648,691	$23,587,068
Internally generated R&D expense	833,012	588,858	3,161,628	1,847,988	9,053,044

Total	$3,155,013	$2,435,352	$9,593,202	$7,496,679	$32,640,112

     Externally generated research and development expenses for the three and nine months ended September 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Externally generated R&D expense:
In-licensing expenses	$6,250	$—	$18,750	$1,635,000	$4,863,750
Clinical Research Organization expenses	831,295	674,964	2,347,109	1,548,857	6,045,784
Investigator expenses	763,292	435,014	1,869,124	736,398	2,987,913
Consulting expenses	263,556	313,487	969,023	818,926	5,028,114
Other	457,608	423,029	1,227,568	909,510	4,661,507

Total	$2,322,001	$1,846,494	$6,431,574	$5,648,691	$23,587,068

     Internally generated research and development expenses for the three and nine months ended September 30, 2008 and 2007, respectively, consist of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Internally generated R&D expense:
Payroll and payroll related expenses	$650,577	$421,914	$2,241,690	$1,270,597	$6,283,909
Stock-based compensation	32,557	27,202	280,796	209,457	780,006
Travel and entertainment expenses	53,071	46,999	261,654	127,164	926,407
Other	96,807	92,743	377,488	240,770	1,062,722

Total	$833,012	$588,858	$3,161,628	$1,847,988	$9,053,044

     The Company does not presently segregate research and development expenses by project because our research is focused exclusively on vascular inflammation in the blood vessel wall, as a unitary field of study. Although the Company has a mix of pre-clinical and clinical research and development, these areas are combined and have not yet matured to the point where they are separate and distinct projects. The Company does not separately allocate the intellectual property, scientists and other resources dedicated to these efforts to individual projects as we are conducting our research on an integrated basis.
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

Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the pre-clinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant pre-clinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The Company is continuing to analyze data from the CEA Phase II clinical trial and from the ACS Phase II clinical trial both of which began in 2006. The FDG-PET Phase II clinical trial began in late 2007, and the Company anticipates results in the first half of 2009; and the Company expects that expenses associated with this trial will increase until the end of the trial.
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
     In 2005, the Company identified 5LO as a key target of interest for treating atherosclerosis. 5LO is a key enzyme in the biosynthesis of leukotrienes, which are important mediators of inflammation and believed to be involved in the development and progression of atherosclerosis. In addition, cardiovascular-related literature has also identified 5LO as a key target of interest for treating atherosclerosis and preventing heart attack and stroke. Following such identification, the Company identified a number of late-stage 5LO inhibitors that had been in clinical trials conducted by large biotechnology and pharmaceutical companies primarily for non-cardiovascular indications, including ABT-761, a compound developed by Abbott Laboratories (“Abbott”) for use in treatment of asthma. Abbott abandoned its ABT-761 clinical program in 1996 after the FDA approved a similar Abbott compound for use in asthma patients. Abbott made no further developments to ABT-761 from 1996 to 2005. In August 2005, the Company entered into an exclusive, worldwide license agreement (the “Abbott License”) with Abbott to develop and commercialize ABT-761 for any indication. The Company subsequently renamed the compound VIA-2291. In March 2006, the Company submitted an investigational new drug (“IND”) application for VIA-2291, under its name with the FDA and in 2006, began two Phase II proof-of-concept studies of VIA-2291.
     VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an IND application with the FDA outlining its Phase II clinical program which consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. In addition, in late 2007 the Company initiated a third Phase II clinical trial using FDG-PET imaging to measure the impact of VIA-2291 on vascular inflammation. In the FDG-PET Phase II clinical trial using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company will evaluate and determine VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. Based on scientific literature, the Company anticipates that reduced vascular inflammation will result in decreased MACE. The Company anticipates that future clinical development activities will be required with respect to VIA-2291. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes.

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
     In March 2007, the Company entered into an Option and License Agreement with Santen Pharmaceuticals Co., Ltd. (“Santen”) pursuant to which the Company paid Santen $25,000 for the exclusive option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds generally characterized as leukotriene A4 hydrolase inhibitors held by Santen. The option period expired in July 2008 and VIA terminated discussions with Santen regarding licensing.
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
Results of Operations
Comparison of the three months ended September 30, 2008 and 2007
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	3,155,013	2,435,352	719,661	30%
General and administrative expense	1,869,366	2,169,659	(300,293)	(14)%
Interest income	32,002	247,992	(215,990)	(87)%
Interest expense	3,891	129	3,762	—
Other income/(expense)	28,996	(3,145)	32,141	—

     Revenue. The Company did not generate any revenues in the three months ended September 30, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 30%, or approximately $700,000, from $2.5 million for the three months ended September 30, 2007 to $3.2 million for the three months ended September 30, 2008. Clinical trial and pre-clinical related CRO and investigator clinical trial related expenses increased by approximately $500,000 from $1.1 million in the three months ended September 30, 2007 to $1.6 million in the three months ended September 30, 2008; and data analysis and other R&D expenses increased $100,000 from $400,000 in the three months ended September 30, 2007 to $500,000 in the three months ended September 30, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 Phase II clinical trials. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $200,000 from $600,000 in the three months ended September 30, 2007 to $800,000 in the three months ended September 30, 2008 primarily as a result of an increase of headcount, including the hiring of a Senior Vice President, Research and Development in early 2008, to manage all research and development activity. Conversely, consulting expenses decreased $100,000 from $300,000 in the three months ended September 30, 2007 to $200,000 in the three months ended September 30, 2008.
     General and Administrative Expense. General and administrative expense decreased 14%, or approximately $300,000, from $2.2 million for the three months ended September 30, 2007 to $1.9 million for the three months ended September 30, 2008. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses increased $200,000 from $800,000 in the three months ended September 30, 2007 to $1.0 million in the three months ended September 30, 2008. Of the $200,000 increase in employee related expenses, salary and benefit expenses increased approximately $100,000 from $600,000 in the three months ended September 30, 2007 to $700,000 in the three months ended September 30, 2008 and stock-based compensation expense increased $100,000 from $100,000 in the three months ended September 30, 2007 to $200,000 in the three months ended September 30, 2008 primarily as a result of an increase in headcount.
     Corporate general and administrative expenses decreased $500,000 from $1.2 million in the three months ended September 30, 2007 to $700,000 in the three months ended September 30, 2008 primarily due to reductions in public company expenses incurred in the third quarter of 2007 for the private equity financing and the costs incurred in the related SEC filings in the third quarter of 2007. Non-Merger related legal expenses decreased $300,000 from $400,000 in the three months ended September 30, 2007 to $100,000 in the three months ended September 30, 2008 and audit expenses decreased $200,000 from $300,000 in the three months ended September 30, 2007 to $100,000 in the three months ended September 30, 2008.
     Interest Income. Interest income decreased 87%, or $216,000, from $248,000 in the three months ended September 30, 2007 to $32,000 in the three months ended September 30, 2008. The decrease was primarily attributable to lower average interest rates in 2008 versus 2007, and lower average cash and cash equivalents balances in the three months ended September 30, 2008 compared to balances in the three months ended September 30, 2007.
     Interest Expense. Interest expenses were not significant in the three months ended September 30, 2008 and 2007.
     Other Income/(Expense). Other income/(expense) increased approximately $32,000, from ($3,000) in the three months ended September 30, 2007 to $29,000 in the three months ended September 30, 2008 resulting from foreign exchange losses of $3,000 in the three months ended September 30, 2007 compared with foreign exchange gains of $29,000 in the three months ended September 30, 2008.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Comparison of the nine months ended September 30, 2008 and 2007
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	Nine Months Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	9,593,202	7,496,679	2,096,523	28%
General and administrative expense	6,641,138	5,630,367	1,010,771	18%
Merger transaction costs	—	3,824,090	(3,824,090)	(100)%
Interest income	185,195	361,375	(176,180)	(49)%
Interest expense	4,106	59,873	(55,767)	(93)%
Other income/(expense)	5,732	(11,481)	17,213	150%
     Revenue. The Company did not generate any revenues in the nine months ended September 30, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense increased 28%, or approximately $2.1 million, from $7.5 million for the nine months ended September 30, 2007 to $9.6 million for the nine months ended September 30, 2008. Clinical trial and pre-clinical related CRO and investigator expenses increased by approximately $1.9 million from $2.3 million in the nine months ended September 30, 2007 to $4.2 million in the nine months ended September 30, 2008. Lab data analysis and other R&D expenses increased approximately $300,000 from $900,000 in the nine months ended September 30, 2007 to $1.2 million in the nine months ended September 30, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 Phase II clinical trials. In-process research and development and in-licensing expenses decreased from $1.6 million in the nine months ended September 30, 2007 to $19,000 in the nine months ended September 30, 2008 primarily as a result of the Company’s purchase of Neuro3D PDE4 compounds in the first nine months of 2007 for $1.6 million. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $1.3 million from $1.9 million in the nine months ended September 30, 2007 to $3.2 million in the nine months ended September 30, 2008. Of the $1.3 million increase, salary, benefits, travel and stock-based compensation expenses increased $1.2 million from $1.6 million in the nine months ended September 30, 2007 to $2.8 million in the nine months ended September 30, 2008, and facilities and IT related expenses increased $100,000 from $300,000 in the nine months ended September 30, 2007 to $400,000 in the nine months ended September 30, 2008. Consulting expenses increased $200,000 from $800,000 in the nine months ended September 30, 2007 to $1.0 million in the nine months ended September 30, 2008. Employee related expenses increased primarily as a result of an increase in headcount in the nine months ended September 30, 2008 over the nine months ended September 30, 2007, including the hiring of a Senior Vice President, Research and Development in early 2008, to manage all research and development activity.
     General and Administrative Expense. General and administrative expense increased 18%, or approximately $1.0 million, from $5.6 million for the nine months ended September 30, 2007 to $6.6 million for the nine months ended September 30, 2008. Employee related expenses, including salary and benefits, stock-based compensation and travel expenses increased $200,000 from $3.0 million in the nine months ended September 30, 2007 to $3.2 million in the nine months ended September 30, 2008. Salary and benefit expenses decreased $200,000 from $2.4 million in the nine months ended September 30, 2007 to $2.2 million in the nine months ended September 30, 2008 due primarily to bonuses paid in 2007 relating to the 2007 merger with CGI and one-time relocation expenses reimbursed to a key executive; stock-based compensation expense increased $300,000 from $400,000 in the nine months ended September 30, 2007 to $700,000 in the nine months ended September 30, 2008 due to the issuance of options and warrants; and travel expenses increased $100,000 from $200,000 in the nine months ended September 30, 2007 to $300,000 in the nine months ended September 30, 2008. Consulting expenses increased $100,000 from $500,000 in the nine months ended September 30, 2007 to $600,000 in the nine months ended September 30, 2008.
     The Company’s corporate general and administrative expenses increased $700,000 from $2.1 million in the nine months ended September 30, 2007 to $2.8 million in the nine months ended September 30, 2008 primarily as a result of the Company going public through the Merger with Corautus. Non-Merger related legal expenses increased $400,000 from $600,000 in the nine months ended September 30, 2007 to $1.0 million in the nine months ended September 30, 2008; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $400,000 from $400,000 in the nine months ended September 30, 2007 to $800,000 in the nine months ended September 30, 2008. Audit expenses, decreased $200,000 from $600,000 in the nine months ended September 30, 2007 to $400,000 in the nine months ended September 30, 2008. Other expenses, including insurance, facilities, depreciation, and information technology, increased $100,000 from $500,000 in the nine months ended September 30, 2007 to $600,000 in the nine months ended September 30, 2008.

     Merger Transaction Costs. The Company acquired the assets of Corautus through the Merger transaction consummated on June 5, 2007. The purchase price of the Merger was approximately $14.7 million for which the Company received approximately $11.1 million in cash, net of approximately $300,000 in liabilities. Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were approximately $4.2 million. Of this total amount, approximately $3.8 million represented costs in excess of net assets acquired all of which was incurred and expensed in the results of operations in the nine months ended September 30, 2007.
     Interest Income. Interest income decreased 49%, or approximately $176,000, from $361,000 in the nine months ended September 30, 2007 to $185,000 in the nine months ended September 30, 2008. The decrease was primarily attributable to lower average cash and cash equivalents balances in the nine months ended September 30, 2008 versus 2007, and lower average interest rates in the nine months ended September 30, 2008 versus 2007.
     Interest Expense. Interest expense decreased 93%, or approximately $56,000, from $60,000 in the nine months ended September 30, 2007 to approximately $4,000 in the nine months ended September 30, 2008 primarily as a result of the Company’s primary investor converting all outstanding debt to Series A Preferred Stock in February of 2007 as described more fully in Notes 7 and 8 in the Notes to the Unaudited Condensed Financial Statements.
     Other Income/(Expense). Other income/(expense) increased 150%, or approximately $17,000, from ($11,000) in the nine months ended September 30, 2007 to $6,000 in the nine months ended September 30, 2008 primarily as a result of foreign exchange losses of $11,000 in the nine months ended September 30, 2007 compared to a foreign exchange gains of $10,000 in the nine months ended September 30, 2008.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus and a private placement through a public equities transaction. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
     The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional financing through public or private equity or debt financings, collaborative or other strategic arrangements with corporate sources or other sources of financing, until it is able to establish profitable operations. As more fully explained in Note 3 in the Notes to the Unaudited Condensed Financial Statements, the Company received approximately $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007, and the Company issued 10,288,065 shares of common stock for $25.0 million in gross proceeds in the private placement equity financing which closed in July and August of 2007.
     As of September 30, 2008, the Company had $7.5 million in cash. Management believes that this amount of cash will enable the Company to meet its current obligations through the fourth quarter of 2008. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements beginning in 2009. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.
     Global market and economic conditions have been, and continue to be, disrupted and volatile, and, recently, such volatility has reached unprecedented levels. We cannot assure you that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our research and development programs, including activities related to our clinical trials, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect our ability to operate as a going concern and may require us to cease operations. If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We may also be required to pledge all or substantially all of our assets, including intellectual property rights, as collateral to secure any debt obligations. In addition, if we raise additional funds through collaborative or other strategic arrangements, we may be required to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.
     Prior to the Merger and the private placement, the Company issued secured convertible notes for $0 and $5.0 million in the nine months ended September 30, 2008 and 2007, respectively, and a total of $24.4 million from June 14, 2004 (date of inception) to September 30, 2008 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of September 30, 2008 as described more fully in Notes 7 and 8 in the Notes to the Unaudited Condensed Financial Statements.
     The Company had $7.5 million in cash and cash equivalents at September 30, 2008 compared to $27.5 million as of September 30, 2007. During the period from September 30, 2007 to September 30, 2008, the Company had cash inflows of $400,000 and cash outflows of $20.4 million resulting in a net decrease in cash of $20.0 million. Cash inflows included $400,000 in interest income on money market accounts. Cash outflows consisted of $5.2 million in payroll and related expenses, $7.8 million in research and development expenses, $2.0 million in consulting expenses, $1.5 million in legal expenses, $1.7 million in corporate expenses, and $2.2 million in other operating and capital expenditures.
     The Company used $15.5 million in net cash from operations in the nine months ended September 30, 2008, $14.6 million in the nine months ended September 30, 2007, and $50.3 million for the period from June 14, 2004 (date of inception) through September 30, 2008. The $900,000 increase in net cash used from operations was primarily the result of a $600,000 decrease in the comparable annual net losses, an increase of $400,000 in stock-based compensation expense; net of a $1.9 million decrease in the change in net assets and liabilities for the nine months ended September 30, 2008. The $1.9 million decrease in net assets and liabilities was primarily attributable to a decrease in the change in clinical and other research and development accruals from a $1.2 million increase in the nine months ending September 30, 2007 to an $800,000 decrease in the nine months ending September 30, 2008. The decrease of $600,000 in net loss was the result of an increase of approximately $2.1 million in R&D expenses, an increase of approximately $1.1 million in general and administrative expenses, and a decrease of $3.9 million in Merger costs in the nine months ended September 30, 2008, net of a decrease in interest income of $176,000, a decrease in interest expense of $56,000 and an increase of $17,000 in other income. For the period from June 14, 2004 (date of inception) to September 30, 2008, the Company used $50.3 million in operating activities primarily resulting from inception-to-date net losses of $56.4 million, net of $2.4 million in inception-to-date stock compensation expense, $300,000 in depreciation and amortization expense and other non-cash expenses, and a $3.4 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
     The Company used $130,000 and obtained $10.6 million in net cash from investing activities in the nine months ended September 30, 2008 and 2007, respectively, and obtained $10.2 million cash from investing activities for the period from June 14, 2004 (date of inception) through September 30, 2008. The Company incurred $130,000 and $217,000 in capital expenditures in the nine months ended September 30, 2008 and 2007, respectively, and the Company had $11.1 million in net cash received from the Merger, net of $350,000 in capitalized Merger costs only in the nine months ended September 30, 2007. From June 14, 2004 (date of inception) to September 30, 2008, the Company had $11.1 million in net cash received from the Merger, net of $350,000 in capitalized Merger costs, and net of $637,000 in capital expenditures.
     Net cash provided from financing activities decreased by $28.2 million from $28.2 million in the nine months ended September 30, 2007 to cash used in financing activities of approximately $1,000 in the nine months ended September 30, 2008. The $28.2 million decrease is primarily attributable to the Company issuing common stock in exchange for a net $23.1 million in an equity financing in the nine months ended September 30, 2007, and issuing secured convertible debt in exchange for $5.0 million in the nine months ended September 30, 2007 while not having any new debt or equity financings in the nine months ended September 30, 2008. From June 14, 2004 (date of inception) to September 30, 2008, the Company had $47.6 million in net cash provided by financing activities resulting from $24.4 million in cash received from the issuance of secured convertible debt and $23.1 million of net cash received in the private placement completed in 2007, and approximately $100,000 in cash received from the exercise of stock options.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of September 30, 2008:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations(1)	1,921,246	427,456	879,284	614,506	—
Stanford license(2)	845,000	25,000	70,000	100,000	650,000
Uncertain tax positions(3)	—	—	—	—	—

	$2,766,246	$452,456	$949,284	$714,506	$650,000

(1)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarters lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through March 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

(2)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that use the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of September 30, 2008, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments.

(3)	The Company adopted FIN No. 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at September 30, 2008 was approximately $1,055,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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
     A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are uncertain at the time of the estimate; and 2) different estimates we could reasonably use, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
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
     A substantial portion of the Company’s pre-clinical studies and all of the clinical trials have been performed by third-party CROs and other vendors. For pre-clinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock option grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company, prior to June 5, 2007, was a privately-held company, and therefore there was no publicly quoted prices for its common stock. For 2004 and 2005 disclosures under SFAS No. 123, the Company’s calculations are based upon valuations obtained from independent, outside valuation specialists engaged to determine the “fair value” of the common stock at the time of option grants. Fair value of the Company’s stock for 2006 option grants and option grants through March 31, 2007, and related stock-based compensation expense, has been determined based upon the February 22, 2007 quoted stock price of Corautus. The Company took the number of public shares expected to be issued in connection with the Merger, the anticipated exchange ratio for its shares of common stock and Corautus common stock, and applied a 10% discount to determine fair value of its common stock for 2006 option grants. The stock-based compensation computed under this methodology was then amortized to expense as the underlying options vest. The Company established a fair value for options granted in the period from April 1, 2007 through June 5, 2007 (the date of the Merger) using the Company’s (Corautus pre-Merger) closing stock price on the date the options were granted. Since the Merger, the Company uses the closing stock price on the date the common stock options are granted to determine the fair market value. The Company revalues each non-employee option quarterly based on the Company’s closing stock price on the last day of the quarter.
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
     The Company recorded stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to September 30, 2008, as follows:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Research and development expense	$32,557	$27,202	$280,796	$209,456	$780,006
General and administrative expense	212,667	95,255	754,540	443,006	1,638,802

Total	$245,224	$122,457	$1,035,336	$652,462	$2,418,808

Forward-looking statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to obtain necessary financing in the near term;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to recruit and enroll patients for the FDG-PET clinical trial;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing current cardiovascular clinical trials using histological examinations, measurement of biomarkers, medical imaging, and atherosclerotic plaque bioassays or in designing and implementing future clinical trials measuring the impact of VIA-2291 on cardiac outcomes;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	our ability to achieve clinical trial endpoints;

•	if the results of the ACS and CEA studies, upon further review, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;

•	our ability to properly design and conduct additional clinical trials;

•	the outcome of any legal proceedings;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the risks described under “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q.
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

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     As previously reported, on July 17, 2007, the Company received a letter requesting indemnification from the Company of approximately $1.3 million of legal costs incurred by Tailored Risk Assurance Company, Ltd. in defending Caritas St. Elizabeth’s Medical Center of Boston, Inc. (“CSEMC”) and several physician co-defendants in the matter of Susan Darke, Individually, and as Executrix of the Estate of Roger J. Darke v. Caritas St. Elizabeth’s Medical Center of Boston, Inc., et al. (Suffolk Superior Court, Boston, Massachusetts). Vascular Genetics Inc. (“VGI”), the Company’s wholly-owned subsidiary, was also a defendant in the litigation, but was dismissed from the litigation in March 2007 after entering into a settlement agreement with the plaintiffs. The letter alleged that the Company, as a successor to Corautus Genetics Inc., was required to indemnify CSEMC pursuant to a License Agreement, dated October 31, 1997, between CSEMC and VGI. In August 2008, the parties reached a settlement. The Company’s insurance carrier covered the entire settlement payment. The Company, VGI and the insurance carrier obtained a release of liabilities in connection with the settlement.
Item 1A. Risk Factors
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 are hereby supplemented to include the following:
Risks Related to the Company’s Financial Results
The Company has experienced significant losses, expects losses in the future, has limited resources and there is substantial doubt as to the Company’s ability to continue as a going concern.
     The Company is a clinical-stage biotechnology company with a limited operating history and a single product candidate in clinical trials, VIA-2291. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur significant research and development and general and administrative expenses related to its operations. The Company’s net loss for the nine months ended September 30, 2008 and 2007 was approximately $5.0 million and $4.4 million, respectively. As of September 30, 2008, the Company had an accumulated deficit of approximately $56.4 million. The Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern. In the event that the Company is unable to continue as a going concern, it may cease operations or may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, the Company’s management has not considered these alternatives and has not recorded any reductions in the carrying values of any of its recorded assets.
The Company will require substantial additional funding in the near term to continue operating its business, which may not be available to the Company on acceptable terms, or at all, which could force the Company to delay, scale back or eliminate some or all of its research and development programs.
     As of September 30, 2008, the Company had $7.5 million in cash. Management believes that this amount of cash will enable the Company to meet its current obligations through the fourth quarter of 2008. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements beginning in 2009 and to continue its research, development and commercialization activities. Current funds, and additional funds raised, will be required to:
•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	expand the Company’s research and development activities;

•	access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of the Company’s intellectual property portfolio; and

•	hire additional management and research, development and clinical personnel.
     The Company’s future funding requirements will depend on many factors, including but not limited to:
•	the scope, cost, rate of progress, and results of the Company’s current and future clinical trials, pre-clinical studies and other discovery, research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements into which the Company may enter; and

•	general and industry-specific economic conditions that may affect the Company’s research and development expenditures.
     Until the Company can establish profitable operations to finance its cash requirements, which the Company may never do, the Company plans to finance future cash needs primarily through public or private equity or debt financings, the establishment of credit or other funding facilities, or entering into collaborative or other strategic arrangements with corporate sources or other sources of financing. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. The Company does not know whether additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all of its research and development programs, including activities related to its clinical trials, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose, or ultimately cease operations.
Raising additional funds by issuing securities or through collaboration and other strategic arrangements may cause dilution to existing stockholders, restrict operations or require the Company to relinquish potentially valuable rights.
     The Company may raise additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. Any debt financing the Company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of its assets as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, it may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.

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
     Since its inception, the Company has dedicated substantially all of its resources to the research and clinical development of compounds for clinical trials, and specifically, toward the development of VIA-2291. Because none of the Company’s current or potential products have been finally approved by any regulatory authority, the Company currently has no products for commercial sale and has not generated any revenues to date. The Company does not expect to generate any revenues until it successfully partners its current or future programs with a large biotechnology or pharmaceutical partner or until it receives final regulatory approval and launches one of its products for sale.
     The Company is conducting three Phase II clinical trials for VIA-2291. The first Phase II clinical trial, the CEA study, completed enrollment in March 2008 and the last patient visit in July 2008. The second Phase II clinical trial, the ACS study, completed enrollment in May 2008 and the last patient visit in August 2008. Clinical data results from the CEA and ACS trials were recently presented at the American Heart Association Scientific Sessions 2008 conference on November 9, 2008, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part I, Item 2 above. The third Phase II clinical trial, the FDG-PET study, is currently enrolling ACS patients who experienced a recent heart attack, who will undergo treatment with a once-a-day 100 mg dose of VIA-2291 or placebo, and be imaged using non-invasive FDG-PET technology. The FDG-PET clinical trial will measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company anticipates results from the FDG-PET Phase II clinical trial in the first half of 2009.
     Based on the data reported from the CEA and ACS studies, and subject to the receipt of substantial additional financing, the Company anticipates initiating future clinical development activities with respect to VIA-2291 and is currently evaluating various development alternatives. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase IIb trial, a Phase III registration trial or some combination thereof. Substantial additional investment in future clinical trials will be required and will require significant time. The Company is also considering its partnering opportunities with large biotechnology or pharmaceutical companies in connection with its future clinical trials and development activities.
     The Company’s ability to generate product revenue will depend heavily on the successful development and regulatory approval of VIA-2291. Failure to obtain regulatory approval of VIA-2291 would have a material adverse effect on the Company’s business. The Company cannot guarantee that it will be successful in completing the remaining Phase II trial or any subsequent clinical trials initiated, or that it will be able to obtain the necessary financing to initiate and/or complete these clinical trials. The Company also cannot assure you that it will be able to successfully negotiate a strategic collaboration with a large biotechnology or pharmaceutical company with respect to VIA-2291. The Company’s revenues, if any, will be derived from products that the Company does not expect to be commercially available for several years, if at all. The development of VIA-2291 and other product candidates may be discontinued at any stage of the clinical trial programs and the Company may never generate revenue from any of its product candidates. Accordingly, there is no assurance that the Company will ever generate revenues.
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
     Clinical trials are very expensive and difficult to design and implement. Conducting clinical trials is a complex and uncertain process and involves screening, assessing, testing, treating and monitoring patients at multiple sites, and coordinating with patients and clinical institutions. This is especially true for trials related to the cardiovascular indications that the Company is pursuing, in part because they require a large number of patients and because of the complexities involved in using histology, measurement of biomarkers and medical imaging. The clinical trial process is also time-consuming. For example, based on the clinical data reported from the CEA and ACS Phase II clinical trials, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part I, Item 2 above, the Company anticipates initiating future clinical development activities with respect to VIA-2291. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase IIb trial, a Phase III registration trial or some combination thereof. The Company currently expects that a Phase IIb trial would require the enrollment of between 2,000 and 3,000 patients at an estimated total cost of approximately $30.0 million to $40.0 million while a Phase III registration trial would require the enrollment of between 4,000 and 6,000 patients at an estimated total cost of approximately $100.0 million to $150.0 million. The Company anticipates that subsequent trials would continue for between 12 and 36 months, but may take significantly longer to complete. If the results of the additional clinical trials do not demonstrate a reduction of MACE at the level of statistical significance of p<0.0125, the Company would likely be required to conduct additional clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. The Company does not know whether additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.
     The Company’s DSMB has reviewed safety data numerous times in connection with the CEA and ACS clinical trials and to date has recommended that studies continue as planned. Additional DSMB reviews related to the clinical trials will be performed in the future, and if the results of the DSMB review are unfavorable, the Company may be required to modify or discontinue its clinical trials of VIA-2291, thereby delaying or preventing completion of subsequent clinical trials, and the commercial launch of VIA-2291.
     The conduct of the Company’s clinical trial activities, including completion of the FDG-PET trial, as well as the commencement and completion of any future clinical trial activities, could be delayed, prevented or otherwise negatively impacted by several factors, including:
•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical research organizations and clinical trial sites;

•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	slower than expected rates of patient recruitment and enrollment for a variety of reasons, including competition from other clinical trial programs for the treatment of similar indications, the nature of the protocol, and the eligibility criteria for the trial;

•	enrolled patients may not remain in or complete clinical trials at the rates we expect;

•	failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of our clinical trials;

•	lack of effectiveness during clinical trials;

•	failure to achieve clinical trial endpoints;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	changes in regulatory requirements causing the Company to amend clinical trial protocols or add new clinical trials to comply with these changes;

•	lack of adequate funding to continue the clinical development of VIA-2291, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of the Company’s clinical research organizations and other third parties;

•	unforeseen difficulties developing the advanced manufacturing techniques, including adequate process controls, quality controls, and quality assurance testing, required to scale up production of the Company’s product candidates to commercial levels;

•	inability to monitor patients adequately during or after treatment;

•	conflicting or negating results, upon further analysis of the data from the clinical trials;

•	retaining participants who have enrolled in a clinical trial but may be prone to withdraw due to the design of the trial, lack of efficacy or personal issues or who fail to return for follow-up visits for a variety of reasons; and

•	inability or unwillingness of medical investigators to follow the Company’s clinical trial protocols and follow good clinical practices.
     The Company will not know whether the FDG-PET clinical trial will end on time and whether any future clinical trials, if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could have a material adverse effect on the Company’s business.
Failure to recruit and enroll patients for the FDG-PET clinical trial, as well as any future clinical trials, may cause the development of the Company’s product candidates to be delayed.
     The Company may encounter delays if it is unable to recruit and enroll enough patients to complete its current FDG-PET clinical trial, as well as any future clinical trials. The Company announced the first patient enrollment in the FDG-PET clinical trial in January 2008 and is targeting patients at five clinical sites in the United States. Clinical trial patient levels depend on many factors, including the eligibility criteria for the trial, assumptions regarding the baseline disease state and the impact of standard medical care, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and competition from other clinical trial programs for the treatment of similar indications. For example, although patient enrollment was completed, the Company experienced slower than expected patient enrollment in its recently completed CEA clinical trial. Any delays in planned patient enrollment in the future may result in increased costs, delay or prevent regulatory approval or harm the Company’s ability to develop and commercialize current or future product candidates, including in collaboration with biotechnology or pharmaceutical companies.
The Company’s Phase II clinical trials of VIA-2291 primarily target biomarkers, histology and medical imaging as endpoints, and the results of any Phase II clinical trials may not be indicative of success in future clinical trials that will target outcomes such as heart attack and stroke. The results of previous clinical trials may not be predictive of future results, and the Company’s current and future clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
     The clinical data collected during the (i) prior clinical trials involving VIA-2291 (formerly known as ABT-761) conducted by Abbott prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) the CEA, ACS and on-going FDG-PET clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, the Company will need to conduct at least one additional clinical trial, which may include a Phase IIb or Phase III clinical trial, which may be 12 to 36 months in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Such additional clinical trials must ultimately demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Until data from one or more of these outcome clinical trials can be collected and analyzed, the Company will not know whether VIA-2291 shows clinically significant benefits.
     Results of the CEA and ACS clinical trials as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part I, Item 2 above are based on a very limited number of patients and may, upon review and further analysis, be revised, interpreted differently by regulatory authorities or negated by later stage clinical results. For instance, we believe the results of the CEA and ACS clinical trials support further clinical development of VIA-2291 in larger outcome trials based on the fact both trials achieved nearly every key endpoint, although the CEA trial missed its primary endpoint. We cannot guarantee that FDA will agree with our interpretation of these data and will not require us to conduct additional, as yet unplanned, clinical testing before proceeding to larger confirmatory studies. The results from preclinical testing and Phase II clinical trials often have not been predictive of results obtained in later trials. A number of new drugs and therapeutics have shown promising results in initial clinical trials, but later - stage trials may fail to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Negative or inconclusive results, or adverse medical events during a clinical trial, could cause the FDA or the Company to terminate a clinical trial or require it to repeat or conduct a wholly new clinical trial. Data obtained from preclinical and clinical studies are subject to varying interpretations, which may delay, limit or prevent regulatory approval.
The Company’s Phase II FDG-PET clinical trial utilizes new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring inflammation in atherosclerosis. The results of this clinical trial may not be predictive of future results and may not be consistent with the results of the CEA and ACS clinical trials or future clinical trials.
     The Company is enrolling patients following an acute coronary syndrome into a randomized, double blind, placebo-controlled Phase II clinical trial. Endpoints in the study include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring vascular inflammation. If the results from this clinical trial are unfavorable, the Company may be delayed or prevented from completing subsequent clinical trials related to VIA-2291 or from commercially launching VIA-2291. In addition, the results of this clinical trial may not be predictive of future results and may not be consistent with results from either the CEA or ACS clinical trials, which may delay or prevent regulatory approval of VIA-2291, may harm the Company’s ability to develop and commercialize VIA-2291, and may negatively impact the Company’s ability to raise additional capital in the future.
If the Company is unable to form and maintain the collaborative relationships that its business strategy requires, its product development programs will suffer, and the Company may not be able to develop or commercialize its product candidates, or achieve profitable operations.
     A key element of the Company’s business strategy will be to collaborate with third parties, particularly leading biotechnology and pharmaceutical companies, in the development and commercialization of the Company’s product candidates. The Company expects to seek collaborations for the development and commercialization of its product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the Company’s clinical trial results and other aspects of the safety and efficacy profiles of its product candidates. If the Company is unable to reach agreements with suitable collaborators for any product candidate, it would be forced to fund the entire development and commercialization of such product candidate, and the Company may not have the resources to do so. Additionally, if resource constraints require the Company to enter into a collaboration early in the development of a product candidate, the Company may be forced to accept a more limited share of any revenues such product may eventually generate. The Company faces significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. The Company may not be successful in its efforts to establish collaborations or other alternative arrangements for any product candidate, may be unable to raise required capital to fund clinical trials, and therefore, may be unable to achieve profitable operations.
We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock would be seriously limited.
     Our common stock is currently traded on the NASDAQ Capital Market. To maintain a listing on NASDAQ, the Company must maintain minimum listing requirements, including certain levels of stockholders’ equity, market capitalization, and continued listing bid price per share of common stock of $1.00. Our stock price in recent months, and in particular, since October 2008, has been extremely volatile and the bid price per share of common stock has closed below the $1.00 requirement for the past month. In response to the current volatility in the U.S. and world financial markets, NASDAQ temporarily suspended the enforcement of the minimum listing requirements for bid price per share and market value of publicly held shares, as of October 16, 2008. The temporary suspension will remain in effect through January 16, 2009. During the period of the temporary suspension, NASDAQ will not issue any new citations to companies for deficiencies in their bid price per share or their market value of publicly held shares. NASDAQ will continue to monitor securities for compliance during the temporary suspension. Determinations for any new bid price per share and market value of publicly held shares deficiencies will be made using bid prices and market value of publicly held shares starting January 19, 2009. Under the temporarily suspended NASDAQ requirements, if the bid price per share of common stock of the Company fails to meet the minimum listing requirements for a period of 30 consecutive business days, the Company will be notified promptly by NASDAQ and will have a period of 180 calendar days from such notification to achieve compliance. There can be no assurance that the bid price will close above $1.00 by January 19, 2009 when the minimum bid price requirements are reinstated or that the Company will be able to maintain the other quantitative and qualitative continued listing requirements of NASDAQ. The trading price of the Company’s common stock is likely to continue to be volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among other things, general and industry-specific economic conditions, recent and future financial market events, the Company’s need for substantial additional financing in the near term, lack of trading volume in the Company’s stock, the results of the Company’s clinical trials and concentration of stock ownership by Bay City Capital and other large investors. These broad market and industry factors may seriously harm the market price of the Company’s common stock and cause the Company to not satisfy certain NASDAQ requirements, including the minimum continued listing bid price of $1.00 for its common stock when it is reinstated in January 2009.
     If the Company’s common stock is delisted from the NASDAQ Capital Market, the price of the Company’s common stock may decline and the liquidity of the common stock may be significantly reduced. Failure to maintain a NASDAQ Capital Market listing may negatively affect the Company’s ability to obtain necessary additional equity or debt financing on favorable terms or at all. In addition, if the Company is unable to maintain its listing on the NASDAQ Capital Market, the Company may seek to have its stock quoted on the FINRA’s OTC Bulletin Board, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Capital Market, or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Quotes for stocks included on the OTC Bulletin Board/pink sheets are not as widely listed in the financial sections of newspapers as are those for the NASDAQ Capital Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the Company’s common stock may be unable to resell their securities at any price.
Risks Related to the Securities Market and Ownership of the Company’s Common Stock
The Company’s stock price could decline significantly based on the results and timing of its clinical trials.
     The Company reported results from its CEA and ACS Phase II clinical trials on November 9, 2008 at the American Heart Association Scientific Sessions 2008 conference in New Orleans, Louisiana. The reported CEA and ACS clinical trial results, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part I, Item 2 above, may not be viewed favorably by third parties, including investors, analysts and potential collaborators. In addition, the Company may not be successful in completing the FDG-PET clinical trial or commencing or completing further clinical trials to demonstrate the efficacy of VIA-2291 on the currently projected timetable, if at all. The Company anticipates results from the FDG-PET Phase II clinical trial in the first half of 2009. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of VIA-2291 or any of its other product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.

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

3.8		Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9		Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10		Fourth Amended and Restated Bylaws of VIA Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

31.1	*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2008

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer