Form 10-K
period 2008-12-31
VIA Pharmaceuticals, Inc.
filed 2009-03-27
CIK 1003929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $20,798,000 based upon the closing sales price of the registrant’s common stock on The NASDAQ Capital Market on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2009 was 20,592,718.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

Forward-looking statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s ability to borrow additional amounts under the loan from Bay City Capital;

•	the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the loan with Bay City Capital by the September 14, 2009 maturity date (or earlier if certain repayment acceleration provisions are triggered);

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to comply with covenants included in the loan with Bay City Capital;

•	the Company’s ability to timely recruit and enroll patients for the FDG-PET clinical trial, as well as any future clinical trial;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing cardiovascular clinical trials using histological examinations, measurement of biomarkers, medical imaging and atherosclerotic plaque bioassays;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	if the results of the ACS and CEA studies, upon further review and analysis, are revised or negated by authorities or by later stage clinical trials;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline, including the THR Beta agonist candidate and the other compounds licensed from Roche;

•	the Company’s ability to obtain strategic opportunities to partner and collaborate with large biotechnology or pharmaceutical companies to further develop VIA-2291;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in Part I, Item 1A below.

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

Business Overview

VIA is a biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. Specifically, the Company’s lead compound, VIA-2291, targets an unmet medical need of reducing inflammation in the blood vessel wall, which is an underlying cause of atherosclerosis and its complications. Atherosclerosis is a common cardiovascular disease that results from chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can also cause a rupture of inflamed plaque tissue, leading to major adverse cardiovascular events (“MACE”) such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide.

The Company recently expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis (the “Stanford Platform”). One of the Company’s founders, Thomas Quertermous, M.D., who currently serves as chairman of the VIA Scientific Advisory Board, developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allowed us to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provided a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. This platform also gave us useful insight into the molecular pathways that we believe to be most relevant to the cardiovascular disease process. In January 2009, the Company advised Stanford that it was terminating its exclusive license agreement effective February 14, 2009.

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

VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase II clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase II study of VIA-2291 at clinical sites in Italy for patients who had a carotid endarterectomy (“CEA”) procedure. In addition, the Company enrolled 191 patients in a second Phase II study at 15 clinical sites in the United States and Canada for patients with acute coronary syndrome (“ACS”) who experienced a recent heart attack. As described below, the Company reported results for both of these trials in November 2008 at the American Heart Association 2008 Scientific Sessions (“AHA”) in New Orleans.

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

Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study, which will be run at four clinical sites in the United States. Endpoints in the study will include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. The FDG-PET clinical trial is expected to be completed and data reported in the second half of 2009.

In January 2007, the Company expanded its product pipeline with the acquisition of certain patent applications, know-how and related assets (including, compounds and quantities of physical materials and reagents) related to a library of over 2,000 phosphodiesterase (“PDE”) inhibitor small molecule compounds (the “Neuro3D Compounds”) from Neuro3D, S.A., a French corporation (“Neuro3D”). The Company has focused preclinical research and development activities on identifying the compounds of highest interest for treatment of atherosclerotic-related inflammation. While the Company’s experts and advisors believe that inhibitors of certain classes of PDEs, in particular PDE4, may be novel targets for the treatment of inflammation related to atherosclerosis, preclinical research has not identified a lead compound appropriate for further development and all preclinical work on compounds has been terminated.

In March 2007, the Company entered into an Option and License Agreement with Santen Pharmaceutical Co. Ltd., a Japanese pharmaceutical company (“Santen”), pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive, twelve-month option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds held by Santen generally characterized as leukotriene A4 hydrolase inhibitors. During 2008, the Company concluded that it would not exercise the option agreement and terminated its relationship with Santen.

In December 2008, the Company entered into two agreements with Hoffman-LaRoche Inc. and Hoffman-LaRoche Ltd. (collectively, “Roche”) to license, on an exclusive, worldwide basis, two sets of compounds. The first license is for Roche’s thyroid hormone receptor (“THR”) beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 (“DGAT1”) metabolic disorders program.

To further expand the Company’s product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional preclinical or clinical compounds that the Company believes may be of interest in treating cardiovascular and metabolic disease.

Business Strategy

The Company’s objective is to become a leading biotechnology company focused on discovering, developing and commercializing novel drugs for the treatment of unmet medical needs of cardiovascular and metabolic disease. The key elements of the Company’s business strategy are as follows:

•	Obtain regulatory approval for our lead product candidate, VIA-2291. The Company intends to continue to devote most of its efforts to completing the clinical development of, and seeking regulatory approval for, VIA-2291 for the treatment of inflammation in the blood vessel wall.

•	Maximize the value of our lead product candidate, VIA-2291. The Company seeks to develop VIA-2291 for the treatment of atherosclerosis and secondary prevention of ACS in patients who have experienced a recent heart attack. The Company is applying its clinical development expertise to conduct and successfully complete its clinical trials for VIA-2291. The Company anticipates that the development of VIA-2291 may be expanded to include primary prevention of ACS and stroke.

•	Pursue the clinical development of the THR beta agonist compound licensed from Roche. The Company intends to pursue this clinically ready asset and is in the planning phases for clinical development of this novel compound. The Company anticipates filing an IND application during the next twelve months, the next key step in initiating human clinical trials.

•	Pursue the preclinical development of DGAT1 compounds licensed from Roche. The Company intends to pursue the preclinical development of the DGAT1 compounds in order to identify a potential lead candidate for further development in human clinical trials.

•	Expand our portfolio of small molecule product candidates through acquisitions and in-licensing. The Company intends to continue to discover and develop orally bio-available, small molecule compounds for the treatment of cardiovascular and metabolic disease. The Company’s strategy is to continue to acquire and license preclinical and clinical small molecule compounds targeting pathways for treatment of vascular inflammation. The Company believes this strategy will enable the Company to build a valuable drug development pipeline.

•	Maximize economic value for our product candidates under development. The Company intends to maximize the value of its product candidates through independent development, licensing and other partnership and collaboration opportunities with large biotechnology or pharmaceutical companies.

•	Enhance and protect our intellectual property portfolio. The Company plans to pursue, license and acquire additional intellectual property protection as required to enhance and protect its existing and future portfolio and to enable the Company to maximize the commercial lifespan of its compounds and technology.

Inflammation and Cardiovascular Disease

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

Evidence of the key role of chronic inflammation in diverse disease states, such as atherosclerosis and arthritis, is mounting. For many of these diseases, the existing anti-inflammatory treatments are incomplete and limited in use. As more physicians believe that inflammation is a root cause of a wide range of chronic diseases, the Company believes that the market will require safer and more effective anti-inflammatory treatments.

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

Atherosclerosis in the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates from the American Heart Association’s “Heart Disease and Stroke Statistics — 2009 Update” indicate that approximately 16.8 million Americans were diagnosed with coronary heart disease in 2006. Approximately 1.7 million of these cases were patients with a history of heart attacks and strokes and a high risk of MACE. When atherosclerosis becomes severe enough to cause complications, physicians must treat the complications, which can include angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, which include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. In addition, most patients suffering from atherosclerosis have concomitant high cholesterol, and as a result, the current treatment regime focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives to lower blood pressure and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to directly treat the underlying chronic inflammation of the blood vessel wall associated with atherosclerosis.

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

Metabolic Syndrome

The American Heart Association currently estimates that more than 50 million Americans suffer from metabolic syndrome and its incidence is high and growing worldwide. Metabolic syndrome is generally considered a group of risk factors, including high blood pressure, insulin resistance or diabetes (the body can’t properly use insulin), unhealthy cholesterol levels, high triglycerides, abdominal fat and a proinflammatory state, evidenced by elevated levels of C-reactive protein in the blood. People with metabolic syndrome are at increased risk of atherosclerosis and its complications, including heart attack and stroke. While the biological mechanisms of metabolic syndrome are complex and not fully understood, risk factors considered in the diagnosis include insulin resistance, diabetes, dyslipidemia, obesity (especially abdominal obesity) and unhealthy lifestyle.

The Company believes that small molecule drugs targeting a number of these key risk factors will be important in treating metabolic syndrome and reducing patient risk from cardiovascular and metabolic disease, including heart attack, stroke and type 2 diabetes. The Company believes that the compounds recently licensed from Roche described more fully below have the potential to be important drugs for the treatment of cardiovascular and metabolic disease.

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

The potential market for VIA-2291 comprises the approximately 16.8 million patients in the United States who are diagnosed annually with coronary artery disease, according to the American Heart Association. The Company’s initial focus within this patient population is the approximately 1.4 million patients who are discharged annually from the hospital after suffering from an episode of ACS and who have a high risk of MACE.

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

Abbott previously tested VIA-2291 in more than 1,100 patients in 29 clinical trials for the treatment of asthma. During preclinical animal testing conducted by Abbott, and clinical trials of ABT-761 (now VIA-2291), safety issues with regards to tumors in animals and higher incidence of liver function abnormality in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. Lower doses of the drug may reduce these safety concerns. In the ACS clinical trial, the Company did see though generally mild, reversible elevations of normal liver enzymes in the low dose VIA-2291 treated group, but no elevations in the higher dose drug-treated groups.

The first Phase II clinical study of VIA-2291 enrolled 50 patients with significant stenosis of the carotid artery who had a CEA after three months of treatment with VIA-2291 or placebo. A CEA is a surgical procedure to remove plaque in the lining of the carotid artery to allow for normal blood flow to the brain. This Phase II clinical study was designed to demonstrate efficacy and mechanism of action of VIA-2291 in the vessel wall, and had the unique advantage of providing access to atherosclerotic tissue removed in surgery for direct evaluation of VIA-2291’s effect on inflammation, through a panel of assays and histological examinations. The study also included measures of leukotrienes and biomarkers of inflammation in blood serum that are indicative of increased risk of MACE.

The second Phase II clinical study, which the Company conducted concurrently with the first Phase II clinical study, enrolled 191 ACS patients who experienced a recent heart attack. Patients were treated once daily with one of three dose levels of VIA-2291 or placebo. The study was designed to establish dose and safety data in the ACS patient population, and included measures of leukotrienes and biomarkers of inflammation, and medical imaging of the coronary vessel wall in a sub-study of patients to evaluate plaque characteristics in patients in the VIA-2291 groups and placebo groups.

ACS and CEA Clinical Trial Results

On November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials at the AHA conference in New Orleans, Louisiana. In both the ACS trial and the CEA trial, VIA-2291 effectively inhibited production of leukotrienes. The ACS trial met its primary endpoint by demonstrating a significant change from baseline in Leukotriene B4 (“LTB4”) production at all doses tested (p<0.001). The CEA trial missed its primary endpoint of percentage reduction in macrophage inflammatory cells in plaque tissue, but met key secondary endpoints including reduction of high sensitivity C-reactive protein (“hs-CRP”) (p<0.01). VIA-2291 was generally well-tolerated in both trials.

The ACS Phase II study was designed to establish optimal dosing and safety data in 191 patients with ACS who recently had a heart attack or unstable angina. Patients were treated once daily for 12 weeks with one of three dose levels of VIA-2291 or placebo. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice multi-detector computed tomography (“MDCT”) scan following up on the baseline MDCT scan that all patients received in the ACS trial. The statistical outcomes for the ACS trial were validated by an independent academic statistics group at Montreal Heart Institute.

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

The CEA Phase II study evaluated VIA-2291’s effect on atherosclerotic vascular inflammation in 50 patients scheduled for CEA, a surgical procedure to remove plaque from the carotid artery to increase blood flow to the brain and to reduce the risk of stroke in patients with significant blockage in the artery. Patients in the CEA trial were treated for 12 weeks with either 100 mg of VIA-2291 or placebo, and then underwent a CEA procedure. The CEA trial was designed to provide direct evaluation of VIA-2291’s effect on inflammation by analyzing plaque removed from the carotid arteries of patients treated with VIA-2291 or placebo. The CEA trial also measured serum biomarkers of inflammation to measure reduction in inflammation in treated patients.

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

VIA-2291 was generally well-tolerated in both trials. In the ACS trial, common (>10 percent) adverse events (“AEs”) with no clear difference between placebo and VIA-2291 treated patients included angina, fatigue, musculoskeletal pain, and headache. Laboratory abnormalities included generally mild, reversible three times upper limit of normal liver enzymes in the low dose VIA-2291 treated group (10 percent) and placebo (2 percent), not seen in the higher dose drug-treated groups. In the CEA study, common AEs (>7percent) included fever, diarrhea and cystitis that occurred somewhat more commonly in VIA-2291 treated patients. Common laboratory abnormalities included mild reversible elevations of BUN and reversible decreases >1 gm/dL of hemoglobin that were more frequent in VIA-2291 treated patients.

Safety of VIA-2291 was monitored throughout the trials by the independent DSMB which is chaired by Sidney Goldstein, M.D., Division of Cardiovascular Medicine, Henry Ford Hospital, Wayne State University. The DSMB conducted a preliminary review of the patient safety data from the VIA-2291 ACS and CEA trials and found that the drug was well-tolerated at the doses tested and supports further development of VIA-2291.

In addition to the CEA and ACS Phase II clinical trials, the Company is currently conducting a third Phase II clinical trial involving VIA-2291 that utilizes FDG-PET to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. The FDG-PET clinical trial is expected to be completed and data reported in the second half of 2009.

As the next phase of the clinical development of VIA-2291, in addition to the analysis of the ACS MDCT sub-study and the third Phase II clinical trial currently underway to measure reductions in plaque inflammation following dosing with VIA-2291 as measured with state-of-the-art FDG-PET imaging technology, the Company intends to design studies to demonstrate that VIA-2291’s mechanism of action can be linked to improvement in atherosclerotic plaque and ultimately cardiovascular outcomes.

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

Stanford License Agreement

In January 2009, the Company notified Stanford that it was terminating the March 2005 Stanford License to use the Stanford Platform effective February 14, 2009. The Stanford License required certain royalty payments to Stanford related to the issuance and sublicense of the Stanford License and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varied from 1% to 6% of net sales depending on the type of product sold and whether the Company held an exclusive right to the Stanford License at the time of sale. The Company was also required to make milestone payments to Stanford for each VIA licensed product that used the Stanford License as the product reaches various development and regulatory milestones. The Company does not believe that it owes any amounts under the terminated Stanford License.

Roche Licensed Assets

In December 2008, the Company entered into two exclusive, worldwide Research, Development and Commercialization agreements with Roche for two sets of compounds that we believe represent novel potential drugs for treatment of cardiovascular and metabolic disease. The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical DGAT1 metabolic disorders program. Under the terms of the agreements, the Company assumes control of all development and commercialization of the compounds, and will own exclusive worldwide rights for all potential indications.

Roche will receive up to $22.8 million in upfront and milestone payments, the majority of which is tied to the achievement of product development and regulatory milestones. In addition, once products containing the compounds are approved for marketing, Roche will receive single-digit royalties based on net sales, subject to certain reductions.

The Company must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing the compounds. Under the license for the THR beta agonist, if the Company has not completed a Phase I clinical trial with respect to a lead product containing this compound within three years, then either the Company must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound.

If the Company determines that it is not reasonable to continue clinical trials or other development of the compounds, it may elect to cease further development and Roche may terminate the licenses. If the Company determines not to pursue the development or commercialization of the compounds in the United States, Japan, the United Kingdom, Germany, France, Spain, or Italy, Roche may terminate the licenses for such territories.

The Roche license will expire, unless earlier terminated pursuant to other provisions of the licenses, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing the compounds, or (ii) ten years after the first sale of a product containing the compounds.

The THR beta agonist is an orally administered, small-molecule beta-selective thyroid hormone receptor agonist designed to specifically target receptors in the liver involved in metabolism and cholesterol regulation, and avoid side effects associated with thyroid hormone receptor activation outside the liver. Roche has completed preclinical studies of the THR beta agonist. These studies demonstrated a rapid reduction of non-HDL cholesterol and the drug was shown to be synergistic with statins in animal studies. The Company will investigate the possibility of using the THR beta agonist in combination with statins for the treatment of hypercholesterolemia. In addition, in animal studies insulin sensitization and glucose lowering were observed making this compound a possible treatment of patients with type 2 diabetes in combination with other diabetes medications.

DGAT1 is an enzyme that catalyzes triglyceride synthesis and fat storage. Triglycerides are the principal component of fat, which is the major repository for storage of metabolic energy in the body. Overweight and obese individuals have significantly greater triglyceride levels, making them more prone to diabetes and its associated metabolic complications. DGAT1 inhibitors are believed to be an innovative class of compounds that modify lipid metabolism. In studies of obese animals, DGAT1 inhibitors have been shown to induce weight loss and improve insulin sensitization, glucose tolerance and lipid levels. These observations suggest DGAT1 inhibitors may have the potential to treat obesity, diabetes and dyslipidemia. The Company intends to identify potential clinical candidates from the compounds in this program and determine which compounds may be moved into further preclinical development.

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

In 2005, the Company exclusively licensed from Abbott various U.S. and European Union (“EU”) composition of matter patents related to VIA-2291, including United States Patent No. 5,288,751 (the “Abbott Patents”). The Abbott Patents will expire in 2012 in the United States and 2013 in the EU.

In February 2009, the Company was issued United States Patent No. 7,495,024 entitled “Phenylalkyl N-Hydroxyureas for Combating Atherosclerotic Plaque”, covering the use of VIA-2291 for the treatment of atherosclerosis. The patent will expire in August 2026. The patent is also pending in other major markets worldwide.

In 2007, as part of the Neuro3D asset acquisition, the Company acquired the ownership rights in Neuro3D patent applications related to inhibitors of PDE4 and PDE2. The Company intends to prosecute these patent applications and file additional patent applications as appropriate as its research and development of the Neuro3D PDE4 inhibitors continues. In July 2007, the Company was granted United States Patent No. 7,250,410B2, “Cyclic Nucleotide Phosphodiesterase Inhibitors, Preparation and Uses Thereof.” The patent was also granted in New Zealand, South Africa and India, and is pending in other countries.

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

Clinical Trials

In January 2006, the Company entered into a master services agreement with i3 Research, a division of Ingenix Pharmaceutical Services, Inc. (“i3”) pursuant to which i3 has agreed to assist the Company in certain activities relating to the Company’s CEA and ACS clinical studies as described in task orders and change orders executed by the parties from time to time. In exchange for such services, the Company has agreed to pay i3 fees to be agreed in each task order or change order. The agreement terminates when all services are completed, unless earlier terminated by either the Company or i3 pursuant to the terms of the agreement.

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

In October 2005, the Company entered into a master services agreement with Torcan Chemical Limited (“Torcan”) pursuant to which Torcan has agreed to manufacture the active pharmaceutical ingredient related to VIA-2291(“VIA-2291 API”) for use in the Company’s ongoing clinical trials as described in statements of work executed by the parties from time to time. In exchange for such services, the Company has agreed to pay Torcan fees to be agreed in each statement of work. The agreement may be terminated upon the mutual written consent of the parties, by the Company upon 30 days written notice to Torcan or by Torcan if the Company materially breaches the agreement and fails to cure such breach within 60 days from receipt of prior written notice from Torcan.

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

Sales and Marketing

The Company plans to consider business collaborations with large biotechnology or pharmaceutical companies to commercialize approved products that it develops to target patients or prescribing physicians in broad markets. The Company believes that collaborating with large companies that have significant marketing and sales capabilities provides for optimal penetration into broad markets, particularly into those areas that are highly competitive.

Competition

The Company faces intense competition in the development of compounds addressing cardiovascular and metabolic disease particularly from biotechnology and pharmaceutical companies. Certain of these companies may, using other approaches, identify and decide to pursue the discovery and development of new drug targets or disease pathways that the Company has identified through its research. Many of the Company’s competitors, either alone or with collaborative partners, have substantially greater financial resources and larger research and development operations than the Company does. These competitors may discover, characterize or develop important genes, drug targets or drug candidates with respect to treating atherosclerosis, inflammation or other targets to address cardiovascular and metabolic diseases before the Company does or they may obtain regulatory approvals of their drugs more rapidly than the Company does.

In addition, the Company believes that certain companies may have preclinical programs underway targeting atherosclerotic-related inflammation. Many of these entities have substantially greater resources, longer operating histories and greater marketing and financial resources than the Company does. They may, therefore, succeed in commercializing products before the Company does that compete on the basis of efficacy, safety and price.

The Company also faces competition from other biotechnology and pharmaceutical companies focused on alternative treatments for cardiovascular and metabolic disease, such as anti-oxidants, antibodies against oxidized LDL, compounds to raise HDL, and compounds addressing insulin resistance. Any product that the Company successfully develops may compete with these other approaches and may be rendered obsolete or noncompetitive.

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

New Drug Application

Approval by the FDA of a new drug application (“NDA”) is generally required before a drug may be marketed in the United States. This process generally involves:

•	completion of preclinical laboratory and animal testing in compliance with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is produced to assess compliance with the FDA’s current cGMP guidelines; and

•	submission to, and approval by, the FDA of an NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and the Company cannot be certain that the FDA will grant any approvals for its product candidates on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The Company’s submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor (i.e, VIA) may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP, or Good Clinical Practice requirements, including regulations for informed consent.

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. In 1992, under the Prescription Drug User Fee Act (“PDUFA”), the FDA agreed to specific goals for improving the drug review time and created a two-tiered system of review times — Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. The 2002 amendments to PDUFA set a goal that a Standard Review of an NDA be accomplished within ten months. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the Company does. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the Company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the Company to develop additional data or conduct additional preclinical studies and clinical trials.

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

Research and Development

The Company’s research and development expenses in 2008 and 2007 were $11.8 million and $10.7 million, respectively. The Company plans to increase its research and development expenses as it continues to invest in its clinical programs and works to identify additional compounds of interest in its clinical pipeline. The Company plans to focus its near-term research and development efforts on the continued development of the products in its current development pipeline, which include VIA-2291, assets recently licensed from Roche, and other potential preclinical or clinical compounds that the Company may consider acquiring or licensing.

Employees

As of December 31, 2008, the Company had 21 full-time employees, including 10 in research and development. Of these employees, five have Ph.D.s, two have M.D.s and four have Masters degrees. The Company believes that its employee relations are good.

Advisors

The Company has established a scientific advisory board and a clinical advisory board to provide guidance and counsel on aspects of its business. The clinical advisory board generally convenes as a group at least once a year and individual members of both boards are contacted as required based on specific questions and projects. Members of the boards provide input on product research and development strategy, assist in targeting future pathways of interest, provide industry perspectives and background and assist in education and publication plans.

The Company’s advisors are as follows:

Scientific Advisors

Each of the scientific advisors has a particular area of scientific expertise with respect to cardiovascular and metabolic disease and is responsible for advising the Company’s executives on scientific issues related to potential compounds.

Name	Specialty	Employment/Current Positions

Israel Charo, MD, Ph.D.	Inflammatory pathways in atherosclerosis, chemokines	Associate Director, Gladstone Institute of Cardiovascular Disease, University of California, San Francisco
Marco Conti, MD	Phosphodiesterase biology and pharmacology	Professor Obstetrics & Gynecology, Stanford Medical School
Colin Funk, Ph.D.	Leukotrienes and lipoxygenase in inflammation and atherosclerosis	Professor, Department of Pharmacology, Queens University, Canada
Christopher Glass, MD, Ph.D.	Regulation of macrophage gene expression, including macrophage-specific genes involved in atherosclerosis	Professor, Cellular and Molecular Medicine, University of California, San Diego
Garret FitzGerald, MD	Cardiovascular pharmacology, molecular mechanisms of atherosclerosis	Chairman Pharmacology, University of Pennsylvania
Tod Klingler, Ph.D.	Bioinformatics, genomic analysis and computational biology	VP Information Sciences, XDx, Inc.
Donald H. Maurice, Ph.D.	Phosphodiesterase pharmacology and pathways in cardiovascular disease	Professor, Department of Pharmacology & Toxicology, Queens University, Canada
Thomas Quertermous, MD, FACC	Vascular pathophysiological, genetic and molecular mechanisms of inflammation and atherogenics	Founder, Chair of Scientific Advisory Board

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

Corporate Information

Our principal executive office is located at 750 Battery Street, Suite 330, San Francisco, CA 94111, and our telephone number is (415) 283-2200. Our website address is: www.viapharmaceuticals.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website, which should not be considered part of this annual report on Form 10-K. You may view our financial information, including the information contained in this annual report, and other reports we file with the Securities and Exchange Commission, on the Internet, without charge as soon as reasonably practicable after we file them with the Securities and Exchange Commission, in the “SEC Filings” page of the Investor Relations section of our website at www.viapharmaceuticals.com. Alternatively, you may view or obtain reports filed with the Securities and Exchange Commission (“SEC”) at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the Securities and Exchange Commission’s Internet site at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Financial Results

The Company has experienced significant losses, expects losses in the future, has limited resources and there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company is a clinical-stage biotechnology company with a limited operating history and a single product candidate in clinical trials, VIA-2291. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur significant research and development and general and administrative expenses related to its operations. The Company’s net loss for the years ended December 31, 2008 and 2007 was approximately $20.3 million and $21.8 million, respectively. As of December 31, 2008, the Company had an accumulated deficit of approximately $60.6 million. The Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. If the Company’s product candidates, including VIA-2291, fail in clinical trials or do not gain regulatory approval, or if the Company’s future products do not achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern is also dependent upon its ability to control its operating expenses and its ability to achieve a level of revenues adequate to support its capital and operating requirements.

The factors described in the auditor’s report and Note 1 in the Notes to the Financial Statements may make it more difficult for the Company to obtain additional financing, and there can be no assurance that the Company will be able to attain such financing on favorable terms, or at all. As a result of the Company’s losses to date, expected losses in the future, limited capital resources, including cash on hand, and accumulated deficit, the Company’s independent registered public accounting firm concluded that there is substantial doubt as to the Company’s ability to continue as a going concern, and accordingly, included an explanatory paragraph describing conditions that raise substantial doubt about its ability to continue as a going concern in their report on the Company’s December 31, 2008 financial statements.

The Company will require substantial additional funding in the near term to continue operating its business, which may not be available to the Company on acceptable terms, or at all, which could force the Company to delay, scale back or eliminate some or all of its research and development programs.

As of December 31, 2008, the Company had $4.1 million in cash. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 14 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan with its principal stockholder, Bay City Capital, and one of Bay City Capital’s affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. As of March 27, 2009, the Company has drawn down $2.0 million from the debt facility. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if drawn, will enable the Company to meet its current obligations through the third quarter of 2009. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements and to continue its research, development and commercialization activities. Current funds, and additional funds raised, will be required to:

•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	conduct and expand the Company’s research and development activities;

•	access manufacturing and commercialization capabilities, including seeking collaboration and partnering opportunities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of the Company’s intellectual property portfolio; and

•	hire additional management and research, development and clinical personnel.

The Company’s future funding requirements will depend on many factors, including but not limited to:

•	the scope, cost, rate of progress, and results of the Company’s current and future clinical trials, preclinical studies and other discovery, research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaboration, licensing or other arrangements into which the Company may enter; and

•	general and industry-specific economic conditions that may affect the Company’s research and development expenditures.

Until the Company can establish profitable operations to finance its cash requirements, which the Company may never do, the Company plans to finance future cash needs primarily through public or private equity or debt financings, the establishment of credit or other funding facilities, or entering into collaborative or other strategic arrangements with corporate sources or other sources of financing. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. The Company does not know whether additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all of its research and development programs, including activities related to its clinical trials, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose, or ultimately cease operations.

Raising additional funds by issuing securities or through collaboration and other strategic arrangements will likely cause dilution to existing stockholders, restrict operations or require the Company to relinquish potentially valuable rights.

The Company may raise additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. Given the Company’s current market capitalization and financing needs, it is likely that any financing obtained will result in significant dilution to existing stockholders. Any additional debt financing that the Company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of its assets as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations.

The March 2009 loan is secured by all of the Company’s assets, including its intellectual property. In connection with this loan, the Company granted the Lenders warrants to purchase an aggregate of 83,333,333 shares of common stock (Warrant Shares) at $0.12 per share. The Warrant Shares vest based on the amount of borrowings under the loan and the passage of time. Based on the $2,000,000 borrowing at the initial closing, 8,333,333 Warrant Shares vested immediately on the date of grant and 8,333,333 will vest 45 days after March 12, 2009 if certain conditions are met as provided for in the warrants. At each subsequent closing, the warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until 5:00 p.m. (Pacific Time) on March 12, 2014, upon the surrender to the Company of the properly endorsed Warrant Shares, as specified in the warrants. To the extent the Warrant Shares vest and are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted.

All outstanding principal and accrued interest under the loan are due on September 14, 2009, subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. Given the maturity date, the Company in the near term will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements acceptable to the Company. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, it may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.

The Company may not be able to access funds under its loan if it fails to satisfy the covenant restrictions, which could adversely affect the Company’s business, financial condition, results of operations and liquidity.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 14 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. As of March 27, 2009, the Company has drawn down $2.0 million under the loan. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. The Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. The Company’s ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or its results of operations, adverse regulatory developments, the economic environment and adverse conditions in the financial markets or other events beyond the Company’s control. Failure to comply with these restrictions may result in the occurrence of an event of default under the loan. Upon the occurrence of an event of default, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which could adversely affect the Company’s ability to repay its debt securities. In addition, the loan provides that, subject to certain specified exemptions, the proceeds of any debt or equity offering or asset sale must be used to reduce outstanding indebtedness under the loan or other specified indebtedness. This restriction severely limits the Company’s ability to use the proceeds of any debt or equity offering or asset sale to grow the Company’s business. All outstanding principal and accrued interest are due on September 14, 2009 subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. The Company will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements acceptable to the Company. There is no guarantee that the Company will be able to do so.

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

The Company is conducting three Phase II clinical trials for VIA-2291. The first Phase II clinical trial, the CEA study, completed enrollment in March 2008 and the last patient visit in July 2008. The second Phase II clinical trial, the ACS study, completed enrollment in May 2008 and the last patient visit in August 2008. Clinical data results from the CEA and ACS trials were presented at the American Heart Association Scientific Sessions 2008

conference on November 9, 2008, as described under “Business — ACS and CEA Clinical Trial Results” in Part I Item 1 above. To further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional twelve weeks of treatment at the same dose followed by a 64 slice multi-detector computed tomography (“MDCT”) scan (the “ACS MDCT sub-study”). The third Phase II clinical trial, the FDG-PET study, is currently enrolling ACS patients who experienced a recent heart attack, who will undergo treatment with a once-a-day 100 mg dose of VIA-2291 or placebo, and be imaged using non-invasive FDG-PET technology. The FDG-PET clinical trial will measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company anticipates analysis of the ACS MDCT sub-study to be completed in the first half of 2009 and results from the FDG-PET Phase II clinical trial in the second half of 2009.

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

Clinical trials are very expensive and difficult to design and implement. Conducting clinical trials is a complex and uncertain process and involves screening, assessing, testing, treating and monitoring patients at multiple sites, and coordinating with patients and clinical institutions. This is especially true for trials related to the cardiovascular indications that the Company is pursuing, in part because they require a large number of patients and because of the complexities involved in using histology, measurement of biomarkers and medical imaging. The clinical trial process is also time-consuming. For example, based on the clinical data reported from the CEA and ACS Phase II clinical trials, as described under “Business — ACS and CEA Clinical Trial Results” in Part I, Item 1 above, the Company anticipates initiating future clinical development activities with respect to VIA-2291. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase IIb trial, a Phase III registration trial or some combination thereof. The Company currently expects that any additional trial would require the recruitment of a significant number of patients, would require significant investment, and could require more than two years to complete. The Company is unable to currently estimate the costs of additional trials, but industry estimates for trials of cardiovascular drugs often exceed $200 million, and require in excess of two years to complete. If the results of the additional clinical trials do not demonstrate a statistically significant reduction of MACE, the Company would likely be required to conduct additional clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. The Company does not know whether additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

The conduct of the Company’s clinical trial activities, including completion of the FDG-PET trial and analysis of the ACS MDCT sub-study, as well as the commencement and completion of any future clinical trial activities, could be delayed, prevented or otherwise negatively impacted by several factors, including:

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

The Company will not know whether the FDG-PET clinical trial or analysis of the ACS MDCT sub-study will end on time and whether any future clinical trials, if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could have a material adverse effect on the Company’s business.

Failure to timely recruit and enroll patients for the FDG-PET clinical trial, as well as any future clinical trials, may cause the development of the Company’s product candidates to be delayed.

The Company may encounter delays if it is unable to timely recruit and enroll enough patients to complete its current FDG-PET clinical trial, as well as any future clinical trial. The Company announced the first patient enrollment in the FDG-PET clinical trial in January 2008 and is targeting patients at five clinical sites in the United States. Clinical trial patient levels depend on many factors, including the eligibility criteria for the trial, assumptions regarding the baseline disease state and the impact of standard medical care, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and competition from other clinical trial programs for the treatment of similar indications. For example, although patient enrollment was completed, the Company experienced slower than expected patient enrollment in its recently completed CEA clinical trial. Any delays in planned patient enrollment in the future may result in increased costs, delay or prevent regulatory approval or harm the Company’s ability to develop and commercialize current or future product candidates, including in collaboration with biotechnology or pharmaceutical companies.

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

The clinical data collected during the (i) prior clinical trials involving VIA-2291 (formerly known as ABT-761) conducted by Abbott prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) the CEA, ACS, ACS MDCT sub-study and on-going FDG-PET clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, the Company will need to conduct at least one additional clinical trial, which may include a Phase IIb or Phase III clinical trial, which may be 12 to 36 months in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Such additional clinical trials must ultimately demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Until data from one or more of these outcome clinical trials can be collected and analyzed, the Company will not know whether VIA-2291 shows clinically significant benefits.

Results of the CEA and ACS clinical trials as described under “Business — ACS and CEA Clinical Trial Results” in Part I, Item 1 above are based on a very limited number of patients and may, upon review and further analysis, be revised, interpreted differently by regulatory authorities or negated by later stage clinical results. For instance, we believe the results of the CEA and ACS clinical trials support further clinical development of VIA-2291 in larger outcome trials based on the fact both trials achieved nearly every key endpoint, although the CEA trial missed its primary endpoint. We cannot guarantee that FDA will agree with our interpretation of these data and will not require us to conduct additional, as yet unplanned, clinical testing before proceeding to larger confirmatory studies. The results from preclinical testing and Phase II clinical trials often have not been predictive of results obtained in later trials. A number of new drugs and therapeutics have shown promising results in initial clinical trials, but later-stage trials may fail to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Negative or inconclusive results, or adverse medical events during a clinical trial, could cause the FDA or the Company to terminate a clinical trial or require it to repeat or conduct a wholly new clinical trial. Data obtained from preclinical and clinical studies are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

The Company’s Phase II FDG-PET clinical trial utilizes new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring inflammation in atherosclerosis. The results of this clinical trial may not be predictive of future results and may not be consistent with the results of the CEA and ACS clinical trials, the ACS MDCT sub-study or future clinical trials.

The Company is enrolling patients following an acute coronary syndrome into a randomized, double blind, placebo-controlled Phase II clinical trial. Endpoints in the study include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation. FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring vascular inflammation. If the results from this clinical trial are unfavorable, the Company may be delayed or prevented from completing subsequent clinical trials related to VIA-2291 or from commercially launching VIA-2291. In addition, the results of this clinical trial may not be predictive of future results and may not be consistent with results from the CEA or ACS clinical trials or the ACS MDCT sub-study, which may delay or prevent regulatory approval of VIA-2291, may harm the Company’s ability to develop and commercialize VIA-2291, and may negatively impact the Company’s ability to raise additional capital in the future.

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

The Company relies on third parties, primarily PharmaNet and i3 Research to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing the Company’s planned and future products.

The Company relies on third parties, primarily PharmaNet and i3 Research for its CEA and ACS clinical trials and ACS MDCT sub-study, and PharmaNet for the FDG-PET trial, to conduct its clinical trials for VIA-2291. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may not be able to obtain regulatory approval for, or commercialize its product candidates on, its anticipated timeline, or at all.

The Company relied primarily on third-party clinical research organizations (“CROs”) to oversee its Phase II clinical trials for VIA-2291, and depends on independent clinical investigators, medical institutions and contract laboratories to conduct its clinical trials. Similarly, the Company intends to rely on CROs to oversee any additional clinical trials for VIA-2291 and will depend on independent clinical investigators, medical institutions and contract laboratories to conduct these clinical trials, whether in the form of a Phase IIb trial, a Phase III registration trial or some combination thereof. The Company remains responsible, however, for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires the Company to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The Company’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. If the Company’s CROs or independent investigators fail to devote sufficient time and resources to the Company’s drug development programs, if they are unable or unwilling to follow the Company’s clinical protocols, or if their performance is substandard, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occurs, the clinical development costs for the Company’s product candidates would be expected to rise and the Company may not be able to obtain regulatory approval or commercialize its product candidates.

The Company will need to provide additional information to the FDA regarding preclinical and clinical safety issues raised during prior trials of VIA-2291 that could result in delays in future FDA approvals.

During preclinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regards to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. The FDA requested that the Company provide additional materials and information regarding the incidence of tumors in animals. As described under “Business — VIA-2291” in Part I, Item 1 above, lower doses of the drug may reduce these safety concerns. In the ACS clinical trial, the Company did see though generally mild, reversible elevations of normal liver enzymes in the low dose VIA-2291 treated group, but no elevations in the higher dose drug-treated groups. Safety issues could delay the FDA’s approval of any Phase IIb and/or Phase III clinical trial, which could have a material adverse effect on the Company’s business.

VIA-2291 is the Company’s only product candidate currently in clinical trials. The Company’s efforts to identify, develop and commercialize new product candidates beyond VIA-2291 will be at an early stage and will be subject to a high risk of failure.

The Company’s product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. The Company will need to complete significant additional clinical trials before it can demonstrate that its product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Current and future preclinical products have increased risk as there is no assurance that products will be identified that will qualify for, and be successful in, clinical trials. Furthermore, the Company may expend significant resources on research or target compounds that ultimately do not qualify for, or are not successful in, clinical trials. For example, the Company recently acquired licenses from Roche to develop and commercialize two sets of compounds for up to $22.8 million in upfront and milestone payments with potential royalty payments in the future. There can be no assurance that the Company will successfully develop and commercialize products containing these compounds. Product candidates may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials where costs of clinical trials are significant, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint. Failure to satisfy a primary endpoint in a Phase IIb and/or Phase III clinical trial would generally mean that a product candidate would not receive regulatory approval without a subsequent successful Phase IIb and/or Phase III clinical trial which the Company may not be able to fund, and may be unable to complete.

If the Company is unable to form and maintain the collaborative relationships that its business strategy requires, its product development programs will suffer, and the Company may not be able to develop or commercialize its product candidates, or achieve profitable operations.

A key element of the Company’s business strategy may include collaboration with third parties, particularly leading biotechnology and pharmaceutical companies, in the development and commercialization of the Company’s product candidates. The Company expects to consider collaborations for the development and commercialization of its product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the Company’s clinical trial results and other aspects of the safety and efficacy profiles of its product candidates. If the Company is unable to reach agreements with suitable collaborators for any product candidate, it would be forced to fund the entire development and commercialization of such product candidate, and the Company may not have the resources to do so. Additionally, if resource constraints require the Company to enter into a collaboration early in the development of a product candidate, the Company may be forced to accept a more limited share of any revenues such product may eventually generate. The Company faces significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. The Company may not be successful in its efforts to establish collaborations or other alternative arrangements for any product candidate, may be unable to raise required capital to fund clinical trials, and therefore, may be unable to achieve profitable operations.

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

Because the Company currently conducts clinical trials in humans, it faces the risk that the use of its current or future product candidates will result in adverse side effects. During preclinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regards to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. As described under “Business — VIA-2291” in Part I, Item 1 above, lower doses of the drug may reduce these safety concerns. Although the Company currently has, and intends to maintain, clinical trial liability insurance for up to $10.0 million, such insurance may be insufficient to cover any such adverse events. The Company does not know whether it will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. The Company may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, its insurance coverage. There is also a risk that third parties, which the Company has agreed to indemnify, could incur liability. Any litigation arising from the Company’s clinical trials, even if the Company is ultimately successful in its defense, would consume substantial amounts of its financial and managerial resources and may create adverse publicity, which may result in significant damages and may adversely impact the Company’s ability to raise required capital or achieve profitable operations.

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

The development and commercialization of new pharmaceutical products which target inflammation in the blood vessel for the treatment of cardiovascular disease is competitive, and the Company will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of the Company’s competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than the Company does. In addition, many of these companies have more experience than the Company in preclinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. The Company will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. As a result, there is a risk that one of the competitors of the Company will develop a more effective product for the same indication for which the Company is developing a product or, alternatively, bring a similar product to market before the Company can do so. Failure of the Company to successfully compete will adversely impact the ability to raise additional capital and ultimately achieve profitable operations.

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

The Company’s commercial success depends on not infringing the patents and proprietary rights of other parties and not breaching any collaboration, license or other agreements that the Company has entered into with regard to its technologies and product candidates. For example, the Company entered into a license agreement with Abbott pursuant to which the Company is required to use commercially reasonable efforts, at its own expense, to (a) initiate and complete the clinical development of VIA-2291, (b) obtain all required regulatory approvals in major markets, and (c) obtain and carry out subsequent worldwide marketing, distribution and sale of VIA-2291 in such major markets. Prior to the first commercial sale of VIA-2291, the Company is required to furnish Abbott with an annual written report summarizing the progress of its efforts to implement the preclinical/clinical development plan.

On December 18, 2008, the Company entered into two license agreements with Roche to develop and commercialize two sets of compounds. The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferase 1 metabolic disorders program. The Company must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing the compounds. If the Company has not completed a Phase I clinical trial with respect to a lead product containing the THR beta agonist compound within three years, then either the Company must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound. If the Company determines that it is not reasonable to continue clinical trials or other development of the compounds, it may elect to cease further development and Roche may terminate the licenses. If the Company determines not to pursue the development or commercialization of the compounds in the United States, Japan, the United Kingdom, Germany, France, Spain or Italy, Roche may terminate the licenses solely for such territories.

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

The Company is subject to extensive and rigorous government regulation in the United States and foreign countries. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in foreign jurisdictions, which regulations differ from jurisdiction to jurisdiction. The Company will not be permitted to market its product candidates in the United States until it receives approval of an NDA from the FDA, or in any foreign jurisdiction until the Company receives the requisite approval from the applicable regulatory authorities in such jurisdiction. The Company has not submitted an NDA or received marketing approval for VIA-2291 or any of its other product candidates in the United States or any foreign jurisdiction. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit, condition or deny approval of a product candidate for many reasons. For example:

•	the FDA may not deem a product candidate safe and effective;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to support approval;

•	the FDA may not approve of the Company’s third-party manufacturers’ processes and facilities;

•	the FDA may change its approval policies or adopt new regulations; or

•	the FDA may condition approval on additional clinical studies, including post-approval clinical studies.

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

Our common stock is currently traded on the NASDAQ Capital Market. To maintain a listing on NASDAQ, the Company must maintain minimum listing requirements, including certain levels of stockholders’ equity, market capitalization, and continued listing bid price per share of common stock of $1.00. Our stock price has been extremely volatile and since October 2008 the bid price per share of common stock has closed below the $1.00 requirement. In response to the current volatility in the U.S. and world financial markets, NASDAQ temporarily suspended the enforcement of the minimum listing requirements for bid price per share and market value of publicly held shares, as of October 16, 2008. The temporary suspension was originally to remain in effect through January 16, 2009 but was extended until April 20, 2009. During the period of the temporary suspension, NASDAQ will not issue any new citations to companies for deficiencies in their bid price per share or their market value of publicly held shares. NASDAQ will continue to monitor securities for compliance during the temporary suspension. Determinations for any new bid price per share and market value of publicly held shares deficiencies will be made using bid prices and market value of publicly held shares starting April 20, 2009. Under the temporarily suspended NASDAQ requirements, if the bid price per share of common stock of the Company fails to meet the minimum listing requirements for a period of 30 consecutive business days, the Company will be notified promptly by NASDAQ and will have a period of 180 calendar days from such notification to achieve compliance. There can be no assurance that the bid price will close above $1.00 by April 20, 2009 when the minimum bid price requirements are reinstated or that the Company will be able to maintain the other quantitative and qualitative continued listing requirements of NASDAQ. The trading price of the Company’s common stock is likely to continue to be volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among other things, general and industry-specific economic conditions, recent and future financial market events, the Company’s need for substantial additional financing in the near term, lack of trading volume in the Company’s stock, the results of the Company’s clinical trials and concentration of stock ownership by Bay City Capital. These broad market and industry factors may seriously harm the market price of the Company’s common stock and cause the Company to not satisfy certain NASDAQ requirements, including the minimum continued listing bid price of $1.00 for its common stock when it is reinstated in April 2009.

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

The Company reported results from its CEA and ACS Phase II clinical trials on November 9, 2008 at the American Heart Association Scientific Sessions 2008 conference in New Orleans, Louisiana. The reported CEA and ACS clinical trial results, as described under “Business — ACS and CEA Clinical Trial Results” in Part I, Item I above, may not be viewed favorably by third parties, including investors, analysts and potential collaborators. In addition, the Company may not be successful in completing the FDG-PET clinical trial or the analysis of the ACS MDCT sub-study or commencing or completing further clinical trials to demonstrate the efficacy of VIA-2291 on the currently projected timetable, if at all. The Company anticipates analysis of the ACS MDCT sub-study to be completed in the first half of 2009 and results from the FDG-PET Phase II clinical trial in the second half of 2009. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of VIA-2291 or any of its other product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.

Bay City Capital, the Company’s principal stockholder, has significant influence over the Company, and the interests of the Company’s other stockholders may conflict with the interests of Bay City Capital.

Bay City Capital, the Company’s principal stockholder, currently claims beneficial ownership of approximately 90% of the Company’s common stock. As a result, Bay City Capital is able to exert significant influence over the Company’s management and affairs and matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. The interests of Bay City Capital, may not always coincide with the interests of the Company or its other stockholders. For example, Bay City Capital could delay or prevent a change of control of the Company even if such a change of control would benefit the Company’s other stockholders. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of the Company’s outstanding common stock may be sold into the market in the future. Substantial sales of the Company’s common stock, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline.

In August 2007, the Company filed a Form S-3 registration statement covering the resale of approximately 6,996,914 shares of the Company’s common stock issued to investors in a private placement in 2007. In August 2007 and December 2007, the Company also filed Form S-8 registration statements covering the resale of the shares of common stock underlying options granted to the Company’s employees, directors and consultants pursuant to stock incentive plans and shares of common stock that it may issue in the future under these plans. In March 2008, the Company filed a Form S-8 registration statement covering the issuance of up to 500,000 additional shares of common stock that the Company may issue in the future to employees, directors and consultants pursuant to the VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan. The Company anticipates filing an additional Form S-8 registration statement covering the issuance of up to 500,000 additional shares of common stock that the Company may also issue in the future to employees, directors and consultants pursuant to the VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan. In March 2009, the Company issued to the Lenders warrants to purchase an aggregate of 83,333,333 shares of common stock of the Company at $0.12 per share. In accordance with the terms of the warrant, the Company entered into a registration rights agreement with the Lenders and certain stockholders of the Company, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to register their shares (including shares underlying the warrants) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended. Once registered, shares of the Company’s common stock generally can be freely sold in the public market upon issuance. Sales of a large number of these shares in the public market, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline and could make it more difficult for the Company to raise additional financing due to the additional overhang represented by these registered and to-be registered shares of common stock.

Our change of control agreements with our named executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of the Company.

All of our named executive officers are parties to change of control agreements providing for the payment of severance benefits and acceleration of vesting stock options in the event of a termination of employment in connection with a change of control of the Company. Accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments under these agreements may discourage or prevent third parties from seeking a business combination with the Company.

As a “smaller reporting company,” the Company has not been subject to the full requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the Company is unable to favorably assess the effectiveness of its internal controls over financial reporting, or if, beginning the year ending December 31, 2009, the Company’s independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment, the price of the Company’s common stock could be adversely affected.

Pursuant to Section 404 of SOX, the Company’s management is required to report on the effectiveness of its internal control over financial reporting as of December 31, 2008 in this Annual Report on Form 10-K for the fiscal year ending December 31, 2008, and the Company’s independent auditor will be required to attest to the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2009, in its Annual Report on Form 10-K for the fiscal year ending December 31, 2009. As a “smaller reporting company,” the Company has not been subject to the full requirements of Section 404 of SOX. During 2007, the Company installed systems of internal accounting and administrative controls it believes are needed to comply with Section 404 of SOX. Testing of systems installed was performed to enable management to report on the effectiveness of the controls as of December 31, 2008. While management did not identify any material weaknesses in the Company’s internal control over financial reporting, there can be no assurance that the systems will be deemed effective when the Company’s independent auditor reviews the systems during 2009, and tests transactions. In addition, any updates to the Company’s finance and accounting systems, procedures and controls, which may be required as a result of the Company’s ongoing analysis of its internal controls, or results of testing by the Company or its independent auditor, may require significant time and expense. If the Company fails to have effective internal control over financial reporting, is unable to complete any necessary modifications to its internal control reporting, or if the Company’s independent registered public accounting firm is unable to provide the Company with an unqualified report as to the effectiveness of its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of the Company’s financial reports and in the reliability of the Company’s internal control over financial reporting, which could lead to a substantial price decline in the Company’s common stock.

The Company’s operating results and stock price may fluctuate significantly.

The Company’s results of operations may be expected to be subject to quarterly fluctuations. The Company’s level of revenues, if any, and results of operations at any given time, will be based primarily on the following factors:

•	the status of development of VIA-2291 and the Company’s other product candidates;

•	the Company’s ability to obtain additional financing and the terms of such financing;

•	the time at which the Company enters into development and license agreements with strategic collaborators that provide for payments to the Company, and the timing and accounting treatment of payments to the Company, if any, under those agreements;

•	whether or not the Company achieves specified development or commercialization milestones under any agreement that the Company enters into with collaborators and the timely payment by commercial collaborators of any amounts payable to the Company;

•	the addition or termination of research programs or funding support;

•	the timing of milestone and other payments that the Company may be required to make to others; and

•	variations in the level of expenses related to the Company’s product candidates or potential product candidates during any given period.

These factors may cause the price of the Company’s stock to fluctuate substantially. Additionally, global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. The Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of the Company’s future performance.

The stock price of the Company’s common stock is likely to be volatile and you may lose all, or a substantial portion, of your investment.

The trading price of the Company’s common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among others, market perception of the results of the Company’s clinical trials, concentration of stock ownership by Bay City Capital, lack of trading volume in the Company’s stock, the Company’s ability to control its operating expenses, and in particular, the Company’s ability to obtain necessary financing in the near term and successfully entering into collaborative or strategic arrangements in the long term, the Company’s ability to recruit and enroll patients for the FDG-PET clinical trial, and in future clinical trials, and the Company’s ability to acquire new compounds for the pipeline. In addition, global market and economic conditions have been, and continue to be, disrupted and volatile, and in the past six months the volatility has reached unprecedented levels. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. The stock market in general, and the market for biotechnology and development-stage pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors have seriously harmed and may continue to harm the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources.

The Company has never paid cash dividends on its common stock, and the Company does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future.

The Company has never declared or paid cash dividends on its common stock. In addition, the payment of cash dividends is restricted by the covenants in the Company’s loan from the Lenders. The Company does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future. The Company intends to retain all available funds and any future earnings to fund the development and growth of its business. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as the Company’s board of directors deems relevant. As a result, capital appreciation, if any, of the Company’s common stock will be your sole source of gain for the foreseeable future.

ITEM 2.	PROPERTIES

The Company leases its principal executive offices in San Francisco, California, which consist of approximately 8,180 square feet. This lease expires on May 31, 2013. The Company also leases approximately 4,979 square feet in Princeton, New Jersey, where its Senior Vice President, Research and Development, is located. This lease expires on April 2, 2012. The Company believes that its expanded facilities are adequate for its needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of VIA Pharmaceuticals, Inc. as of March 16, 2009 are as follows:

Name	Age	Position

Lawrence K. Cohen	55	Director, President and Chief Executive Officer
James G. Stewart	56	Senior Vice President, Chief Financial Officer and Secretary
Rebecca A. Taub	57	Senior Vice President, Research and Development

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

Rebecca Taub, M.D. has served as Senior Vice President, Research and Development of the Company since January 14, 2008, and prior to that time served as Vice President of Research in Metabolic Diseases of Roche Pharmaceuticals, a unit of Roche Holding Ltd. since 2004. While at Roche Dr. Taub oversaw drug discovery programs in diabetes, dyslipidemia and obesity, including target identification, lead optimization and advancement of preclinical candidates into clinical development. From 2000 through 2003, Dr. Taub worked at Bristol-Myers Squibb Co. and DuPont Pharmaceutical Company, which was acquired by Bristol-Myers in 2001, in a variety of positions, including executive director of CNS and obesity research. Before becoming a pharmaceutical executive, Dr. Taub served in a number of academic medicine and biomedical research positions. She was a tenured professor of genetics and medicine at the University of Pennsylvania School of Medicine from 1997 to 2001, and she remains an adjunct professor. Earlier she was an assistant professor at the Joslin Diabetes Center of Harvard Medical School, Harvard University and an associate investigator with the Howard Hughes Medical Institute. She is the author of more than 120 research articles. Dr. Taub received her M.D. from Yale University School of Medicine and B.A. from Yale College.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “VIAP.” As of March 16, 2009, there were approximately 438 registered holders of record of common stock.

The following table shows for the periods indicated the high and low sales prices for our common stock on The NASDAQ Capital Market. The data below reflects the 1:15 reverse stock split of our common stock effected on June 6, 2007.

	High	Low

FISCAL YEAR ENDED December 31, 2007:
First Quarter	$11.25	$5.10
Second Quarter	$7.95	$3.92
Third Quarter	$4.65	$3.00
Fourth Quarter	$5.30	$2.37
FISCAL YEAR ENDED December 31, 2008:
First Quarter	$3.20	$2.11
Second Quarter	$3.20	$1.90
Third Quarter	$2.23	$0.67
Fourth Quarter	$1.60	$0.11

Dividend Policy

We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens Merger Corp., a wholly-owned subsidiary of Corautus, merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. The financial data included in this report reflect the historical results of privately-held VIA Pharmaceuticals, Inc. prior to the Merger and that of the combined company following the Merger. The historical results are not necessarily indicative of results to be expected in any future period.

					Period from	Period from
					June 14, 2004	June 14, 2004
					(Date of	(Date of
	Years Ended December 31,				Inception) to	Inception) to
	2008	2007	2006	2005	Dec 31, 2004	Dec 31, 2008
	(In whole dollars)

Revenue	$—	$—	$—	$—	$—	$—
Loss from continuing operations	(20,274,828)	(21,835,382)	(8,626,887)	(8,804,220)	(1,084,924)	(60,626,241)
Loss from continuing operations per common share	(1.03)	(2.24)	(19.81)	(21.63)	(8.73)	—
Total assets	5,000,803	24,484,941	3,726,420	686,856	1,131,400	—
Long-term obligations	30,637	3,980	6,827	4,946	25,000	—
Cash dividends declared per common share	—	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with GAAP. In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and the Company changed its ticker symbol on The

NASDAQ Capital Market to “VIAP.” The Company also retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein reflect privately-held VIA Pharmaceuticals, Inc. only. For the period from June 5, 2007 (the date of the closing of the Merger) through December 31, 2008, the results of operations and cash flows presented in the condensed financial statements contained herein reflect the combined operations of the Company.

Description of Business and Background

VIA is a biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. Specifically, the Company’s lead compound, VIA-2291, targets an unmet medical need of reducing inflammation in the blood vessel wall, which is an underlying cause of atherosclerosis and its complications. Atherosclerosis is a common cardiovascular disease that results from chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can also cause a rupture of inflamed plaque tissue, leading to major adverse cardiovascular events (“MACE”) such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide.

The Company recently expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis (the “Stanford Platform”). One of the Company’s founders, Thomas Quertermous, M.D., who currently serves as chairman of the VIA Scientific Advisory Board, developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allowed us to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provided a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. This platform also gave us useful insight into the molecular pathways that we believe to be most relevant to the cardiovascular disease process. In January 2009, the Company advised Stanford that it was terminating its exclusive license agreement effective February 14, 2009.

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

VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase II clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase II study of VIA-2291 at clinical sites in Italy for patients who had a carotid endarterectomy (“CEA”) procedure. In addition, the Company enrolled 191 patients in a second Phase II study at 15 clinical sites in the United States and Canada for patients with acute coronary syndrome (“ACS”) who experienced a recent heart attack. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice multi-detector computed tomography (“MDCT”) scan following up on the baseline MDCT scan that all patients received in the ACS trial.

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

Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes FDG-PET, to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company plans to enroll approximately 50 patients following an ACS event, such as heart attack or stroke, into a 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.

As described under Part I, Item 1 “Business — ACS and CEA Clinical Trial Results,” on November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the American Heart Association 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). Analysis of the results from the MDCT sub-study in the ACS clinical trial are ongoing and results are expected in the first half of 2009. Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.

In January 2007, the Company expanded its product pipeline with the acquisition of certain patent applications, know-how and related assets (including, compounds and quantities of physical materials and reagents) related to a library of over 2,000 phosphodiesterase (“PDE”) inhibitor small molecule compounds (the “Neuro3D Compounds”) from Neuro3D, S.A., a French corporation (“Neuro3D”). The Company has focused preclinical research and development activities on identifying the compounds of highest interest for treatment of atherosclerotic-related inflammation. While the Company’s experts and advisors believe that inhibitors of certain classes of PDEs, in particular PDE4, may be novel targets for the treatment of inflammation related to atherosclerosis, preclinical research has not identified a lead compound appropriate for further development and all preclinical work on compounds has been terminated.

In March 2007, the Company entered into an Option and License Agreement with Santen Pharmaceutical Co. Ltd., a Japanese pharmaceutical company (“Santen”), pursuant to which the Company paid Santen a $25,000 option fee to acquire an exclusive, twelve-month option to enter into a worldwide license agreement related to certain patent rights, know-how and related compounds held by Santen generally characterized as leukotriene A4 hydrolase inhibitors. During 2008, the Company concluded that it would not exercise the option agreement and terminated its relationship with Santen.

In December 2008, the Company entered into two agreements with Hoffman-LaRoche Inc. and Hoffman-LaRoche Ltd. (collectively, “Roche”) to license, on an exclusive, worldwide basis, two sets of compounds. The first license is for Roche’s thyroid hormone receptor (“THR”) beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 (“DGAT1”) metabolic disorders program.

To further expand its product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional preclinical or clinical compounds that it believes may be of interest in treating inflammation.

Through December 31, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.

The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of December 31, 2008, the Company’s accumulated deficit was approximately $60.6 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.

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

Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through the Merger with Corautus that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of December 31, 2008, the Company had $4.1 million in cash on hand. As more fully described in Note 14 to the Financial Statements, in March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. On March 12, 2009, the Company borrowed an initial amount of $2,000,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8,000,000 at subsequent closings pursuant to the terms of the loan. The Company secured the loan with all of its assets, including the Company’s intellectual property. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:

•	terminate or delay clinical trials or studies of VIA-2291;

•	terminate or delay the preclinical development of one or more of its other preclinical candidates;

•	curtail its licensing activities that are designed to identify molecular targets and small molecules for treating cardiovascular disease;

•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own; and

•	delay, reduce the scope of, or eliminate one or more of its research and development programs, or ultimately cease operations.

All outstanding principal and accrued interest under the loan are due on September 14, 2009, subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. The Company will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements acceptable to the Company. There is no guarantee that the Company will be able to do so. Upon the occurrence of an event of default, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which consists of all of our assets, including our intellectual property rights.

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

R&D expense represented 58% and 48% of total operating expense for the years ended December 31, 2008 and 2007, respectively, and 58% for the period from June 14, 2004 (date of inception) to December 31, 2008. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:

•	compensation of personnel associated with research and development activities, including consultants, investigators, and contract research organizations (“CROs”);

•	in-licensing fees;

•	laboratory supplies and materials;

•	costs associated with the manufacture of product candidates for preclinical testing and clinical studies;

•	preclinical costs, including toxicology and carcinogenicity studies;

•	fees paid to professional service providers for independent monitoring and analysis of the Company’s clinical trials;

•	depreciation and equipment; and

•	allocated costs of facilities and infrastructure.

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to December 31, 2008:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Externally generated research and development expense	$7,906,799	$7,869,094	$25,065,976
Internally generated research and development expense	3,897,254	2,798,617	9,784,987

Total	$11,804,053	$10,667,711	$34,850,963

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Externally generated research and development expense
In-licensing expenses	$25,000	$1,835,000	$4,870,000
CRO and investigator expenses	4,841,760	3,608,478	9,659,224
Consulting expenses	1,239,447	1,184,040	5,298,538
Other	1,800,592	1,241,576	5,238,214

Total	$7,906,799	$7,869,094	$25,065,976

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Internally generated research and development expense
Personnel and related expenses	$2,771,734	$1,968,572	$6,813,954
Stock-based compensation expense	320,624	251,243	819,833
Travel and entertainment expense	320,616	245,215	985,370
Other	484,280	333,587	1,165,830

Total	$3,897,254	$2,798,617	$9,784,987

The Company does not presently segregate research and development expenses by project because our research is focused exclusively on atherosclerosis and cardiometabolic disease, as a unitary field of study. Although the Company has a mix of preclinical and clinical research and development, these areas are combined and have not yet matured to the point where they are separate and distinct projects. The Company does not separately allocate the intellectual property, scientists and other resources dedicated to these efforts to individual projects as we are conducting our research on an integrated basis.

The Company expects that research and development expenses will continue to be a significant expenditure for the foreseeable future. Clinical trial activity in the CEA and ACS Phase II clinical trials has been reduced as a result of completing the initial studies, although expenditures for ongoing analysis of the MDCT sub-study and the FDG-PET trials remain significant. In addition, the Company anticipates the potential need to further expand activities as a result of assets recently licensed from Roche that will require significant spending on clinical development. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the preclinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant preclinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The Company reported results for the ACS and CEA Phase II clinical trials at the AHA Conference in November 2008. Analysis of the results from the MDCT sub-study in the ACS Phase II clinical trial are ongoing and results are expected in the first half of 2009. Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.

General and Administrative

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

The Company has experienced increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act of 2002. These increases have included the hiring of additional personnel.

Interest Income, Interest Expense and Other Expenses

Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured convertible notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions.

Results of Operations

Comparison of the years ended December 31, 2008 and 2007

The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2008 and 2007 together with the change in such items in dollars and as a percentage:

	For the Years Ended
	Dec 31, 2008	Dec 31, 2007	$ Change	% Change

Revenue	$—	$—	$—	—
Research and development expense	11,804,053	10,667,711	1,136,342	11%
General and administrative expense	8,657,166	7,857,187	799,979	10%
Merger transaction costs	—	3,824,090	(3,824,090)	(100)%
Interest income	189,656	588,174	(398,518)	(68)%
Interest expense	6,029	60,193	(54,164)	(90)%
Other income/(expense)	2,764	(14,375)	17,139	119%

Revenue.  The Company did not generate any revenues in the years ended December 31, 2008 and 2007, respectively, and does not expect to generate any revenues from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense.  Research and development expense increased 11%, or $1.1 million, from $10.7 million for the year ended December 31, 2007 to $11.8 million for the year ended December 31, 2008. Clinical trial and preclinical related contract research organization (“CRO”) and investigator expenses increased by $1.2 million from $3.6 million for the year ended December 31, 2007 to $4.8 million for the year ended December 31, 2008, and lab data analysis expenses increased $600,000 from $500,000 for the year ended December 31, 2007 to $1.1 million for the year ended December 31, 2008. These expenses increased primarily as a result of progress made year over year in the VIA-2291 ACS, CEA and FDG-PET Phase II clinical trials. In-process research and development and in-licensing expenses decreased $1.8 million from $1.8 million for the year ended December 31, 2007 to none for the year ended December 31, 2008 primarily as a result of the Company’s $1.8 million purchase of Neuro3D PDE4 compounds in the year ended December 31, 2007. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, increased $1.1 million from $2.8 million for the year ended December 31, 2007 to $3.9 million for the year ended December 31, 2008. Of the $1.1 million increase, salary, benefits, travel and stock-based compensation expenses increased $900,000 from $2.5 million for the year ended December 31, 2007 to $3.4 million for the year ended December 31, 2008, and facilities and IT related expenses increased $200,000 from $300,000 for the year ended December 31, 2007 to $500,000 for the year ended December 31, 2008. Consulting expenses were $1.2 million in years ended December 31, 2008 and 2007. Employee related expenses increased primarily as a result of an increase in headcount for the year ended December 31, 2008 over the year ended December 31, 2007, including the hiring of a Senior Vice President, Research and Development in early 2008, to manage all research and development activity.

General and Administrative Expense.  General and administrative expense increased 10%, or $800,000, from $7.9 million for year ended December 31, 2007 to $8.7 million for the year ended December 31, 2008. Employee related expenses, including salary and benefits, stock-based compensation and travel expenses increased $200,000 from $4.1 million for the year ended December 31, 2007 to $4.3 million for the year ended December 31, 2008. Salary and benefit expenses decreased $200,000 from $3.1 million for the year ended December 31, 2007 to $2.9 million for the year ended December 31, 2008 due primarily to bonuses paid in 2007 relating to the 2007 Merger with Corautus and one-time relocation expenses reimbursed to a key executive; stock-based compensation expense increased $300,000 from $700,000 for the year ended December 31, 2007 to $1.0 million for the year ended December 31, 2008 due to the issuance of options and warrants; and travel expenses increased $100,000 from $300,000 for the year ended December 31, 2007 to $400,000 for the year ended December 31, 2008. Consulting expenses were $800,000 for the years ended December 31, 2008 and 2007.

The Company’s corporate general and administrative expenses increased $600,000 from $3.0 million for the year ended December 31, 2007 to $3.6 million for the year ended December 31, 2008 primarily as a result of the Company going public through the Merger with Corautus in mid-2007. Non-Merger related legal expenses increased $400,000 from $900,000 for the year ended December 31, 2007 to $1.3 million for the year ended December 31, 2008; public company expenses including NASDAQ fees, SEC fees, printing expense, investor relations and public relations expenses, transfer agent fees and increased board of director fees increased $300,000 from $700,000 for the year ended December 31, 2007 to $1.0 million for the year ended December 31, 2008. Audit expenses, decreased $200,000 from $700,000 in the year ended December 31, 2007 to $500,000 for the year ended December 31, 2008. Other expenses, including insurance, facilities, depreciation, and information technology, increased $100,000 from $700,000 for the year ended December 31, 2007 to $800,000 for the year ended December 31, 2008 due primarily to an increase in rent expense associated with the expanded leased property at the Company’s headquarters.

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

Interest Income.  Interest income decreased 68%, or $400,000, from $600,000 for the year ended December 31, 2007 to $200,000 for the year ended December 31, 2008. The decrease was primarily attributable to lower average cash and cash equivalents balances in the year ended December 31, 2008 versus the year ended December 31, 2007, and much lower average interest rates in the year ended December 31, 2008 versus the year ended December 31, 2007.

Interest Expense.  Interest expense decreased 90%, or approximately $54,000, from $60,000 for the year ended December 31, 2007 to $6,000 for the year ended December 31, 2008 primarily as a result of the Company’s primary investor converting all outstanding debt to Series A Preferred Stock in February of 2007 as described more fully in Notes 8 and 9 in the Notes to the Financial Statements.

Other Income/(Expense).  Other income/(expense) increased 119%, or $17,000, from other expense of $14,000 for the year ended December 31, 2007 to other income of $3,000 for the year ended December 31, 2008. Other expense of $14,000 for the year ended December 31, 2007 consisted primarily of net foreign exchange losses on foreign exchange transactions associated with the CEA Phase II clinical trial. Other income of $3,000 for the year ended December 31, 2008 consisted primarily of $7,000 of net foreign exchange gains on foreign exchange transactions associated with the CEA Phase II clinical trial, net of $4,000 of losses on the disposition of fixed assets.

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

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional financing through public or private equity or debt financings, collaborative or other strategic arrangements with corporate sources or other sources of financing, until it is able to establish profitable operations. As more fully explained in Note 3 in the Notes to the Financial Statements, the Company received approximately $11.1 million in cash through the Merger with Corautus that was consummated on June 5, 2007, and the Company issued 10,288,065 shares of common stock for $25.0 million in gross proceeds in the private placement equity financing which closed in July and August of 2007.

In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 14 to the Financial Statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2,000,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8,000,000 at subsequent closings pursuant to the terms of the loan. The Company secured the loan with all of its assets, including the Company’s intellectual property. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.

Global market and economic conditions have been, and continue to be, disrupted and volatile, and, recently, such volatility has reached unprecedented levels. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share vest and are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted. Any additional debt financing the Company enters into may involve covenants that restrict its operations. The loan with the Lenders includes restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the loan are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.

Prior to the Merger and the private placement, the Company issued secured convertible notes for $0 and $5.0 million in the twelve months ended December 31, 2008 and 2007, respectively, and a total of $24.4 million from June 14, 2004 (date of inception) to December 31, 2008 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2008 as described more fully in Notes 8 and 9 in the Notes to the Unaudited Condensed Financial Statements.

The Company had $4.1 million in cash and cash equivalents at December 31, 2008 compared to $23.1 million as of December 31, 2007. During the year ended December 30, 2008, the Company had cash inflows of $200,000 and cash outflows of $19.2 million resulting in a net decrease in cash of $19.0 million. Cash inflows included $200,000 in interest income on money market accounts. Cash outflows consisted of $5.5 million in payroll and related expenses, $6.9 million in research and development expenses, $2.0 million in consulting expenses,

$1.3 million in legal expenses, $1.7 million in corporate expenses, and $1.8 million in other operating and capital expenditures.

The Company used $18.9 million in net cash from operations in the years ended December 31, 2008 and 2007, and $53.7 million for the period from June 14, 2004 (date of inception) through December 31, 2008. Although the Company used the same amount of cash in operations for 2008 and 2007, there were specific differences in how the cash was used. In 2008, the net loss from operations decreased $1.5 million from $21.8 million in 2007 to $20.3 million in 2008; stock-based compensation expenses increased $400,000 from $900,000 in 2007 to $1.3 million in 2008; depreciation and amortization expense increased $100,000 from $100,000 in 2007 to $200,000 in 2008; and the change in net assets and liabilities decreased $2.0 million from a $1.8 million increase in 2007 to a $200,000 decrease in 2008, which was primarily attributable to a $1.9 million decrease in Clinical Trial and other research and development accruals from a $1.3 million increase in the year ended December 31, 2007 to a $600,000 decrease in the year ended December 31, 2008. The decrease of $1.5 million in net loss was the result of an increase of approximately $1.1 million in R&D expenses, an increase of approximately $800,000 in general and administrative expenses, and a decrease of $3.9 million in Merger costs in the nine months ended September 30, 2008; net of a decrease in interest income of $400,000 and a decrease in interest expense of approximately $100,000. For the period from June 14, 2004 (date of inception) to December 31, 2008, the Company used $53.7 million in operating activities primarily resulting from inception-to-date net losses of $60.6 million, net of $2.7 million in inception-to-date stock compensation expense, $400,000 in depreciation and amortization expense and other non-cash expenses, and a $3.8 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.

The Company used $141,000 and obtained $10.5 million in net cash from investing activities in the years ended December 31, 2008 and 2007, respectively, and obtained $10.2 million cash from investing activities for the period from June 14, 2004 (date of inception) through December 31, 2008. The Company used $141,000 and $271,000 in cash for capital expenditures in the years ended December 31, 2008 and 2007, respectively, and the Company received $11.1 million in net cash from the Merger, net of $350,000 in capitalized Merger costs only in the year ended December 31, 2007. From June 14, 2004 (date of inception) to December 31, 2008, the Company had $11.1 million in net cash received from the Merger, net of $350,000 in capitalized Merger costs, and net of $648,000 in capital expenditures.

Net cash provided from financing activities decreased by $28.2 million from $28.2 million in the year ended December 31, 2007 to none in the year ended December 31, 2008. The $28.2 million of cash provided in 2007 consisted of $23.1 million of net cash received through the issuance of common stock in an equity financing, $5.0 million of cash received through the issuance of secured convertible debt, and approximately $100,000 of cash received through the exercise of employee stock options. There were no debt or equity financings in 2008. From June 14, 2004 (date of inception) to December 31, 2008, the Company has received $47.6 million in net cash provided by financing activities. The $47.6 million of cash provided consists of $24.4 million of cash received through the issuance of secured convertible debt and $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from the exercise of stock options.

Contractual Obligation and Commitments

The following table describes the Company’s contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations(1)	1,815,001	429,417	883,374	502,210	—
Stanford license(2)	845,000	25,000	70,000	100,000	650,000
Uncertain tax positions(3)	—	—	—	—	—

	$2,660,001	$454,417	$953,374	$602,210	$650,000

(1)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarters lease has been extended through May 31, 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through April 2, 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

(2)	Agreement with the Board of Trustees of the Leland Stanford Junior University granting the Company exclusive worldwide rights to any and all patents derived from an invention describing approaches to identify novel candidate genes implicated in the development of atherosclerosis, which represent likely targets for future novel diagnostic and therapeutic strategies in atherosclerosis. The Company, in addition to the $26,000 license fees, net of related accumulated amortization included in other long-term assets in the balance sheet, has long term fixed and determinable commitments to remit to Stanford license maintenance fees in the amount of $25,000 in 2008 and 2009 respectively, $35,000 in 2010 and 2011 respectively, and $50,000 in 2012 and beyond. The license maintenance fees can be applied to future royalties the Company will pay to Stanford. The Company has agreed to make certain royalty payments to Stanford related to the issuance and sublicense of the Stanford license and payments corresponding to the achievement of certain development and regulatory milestones. The royalty rate varies from 1% to 6% of net sales depending on the type of product sold and whether the Company holds an exclusive right to the Stanford license at the time of sale. The Company is also required, under the agreement, to make milestone payments to Stanford for each of the Company’s licensed products that use the Stanford patent as the product reaches various development and regulatory milestones. The Stanford license becomes non-exclusive after October 17, 2011 and terminates upon the expiration of the last licensed patent. As of December 31, 2008, we are unable to determine or predict the timing and amount of any potential royalty or milestone payments. In February 2009, the Company terminated the licensing agreement with Stanford and wrote-off the unamortized license fees.

(3)	The Company adopted FIN 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2008 was $274,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

A substantial portion of our preclinical studies and all of the Company’s clinical trials have been performed by third-party CROs and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date.

The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may either underestimate or overestimate activity levels associated with various studies or trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

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

In December 2008, the Company calculated a forfeiture rate of four percent (4%) using historical data. This rate was used to exclude future forfeitures in the December 2008 calculation of stock-based compensation expense. Prior to December 2008, the Company used an estimated a forfeiture rate of five percent (5%) as there was not sufficient historical information available to establish a calculated forfeiture rate.

The assumptions used to value option and restricted stock award grants for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended
	December 31,	December 31,
	2008	2007

Expected life from grant date	2.75 - 6.25	2.5 - 6.25
Expected volatility	79% - 82%	68% - 77%
Risk free interest rate	1.52% - 3.49%	3.49%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123R for the years ended December 31, 2008 and 2007 and for the period from June 14, 2004 (date of inception) to December 31, 2008, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Research and development expense	$319,990	$251,243	$819,200
General and administrative expense	979,061	697,285	1,863,322

Total	$1,299,051	$948,528	$2,682,522

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.9 million in compensation expense over a weighted average remaining period of 2.3 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the years ended December 31, 2008 and 2007 and for the period from June 14, 2004 (date of inception) to December 31, 2008, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Research and development expense	$634	$—	$634
General and administrative expense	1,893		1,893

Total	$2,527	$—	$2,527

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $120,000 in compensation expense over a weighted average remaining period of 2.0 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is incorporated herein by reference to the information regarding directors included in our proxy statement for our 2009 Annual Meeting of Stockholders. The information required by this item with respect to our executive officers is set forth in Part I, Item 4 of this report under the caption “Executive Officers of the Registrant.” Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item regarding our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Audit Committee” in our proxy statement for our 2009 Annual Meeting of Stockholders.

The information required by this item with respect to our code of business conduct and ethics is incorporated herein by reference to the information included in our proxy statement for our 2009 Annual Meeting of Stockholders.

The information required by this item regarding material changes to the procedures by which our stockholders may recommend nominees to our board of directors is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Nominating and Governance Committee” in our proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information regarding executive compensation included in our proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information regarding principal accountant fees and services included in our proxy statement for our 2009 Annual Meeting of Stockholders.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, as amended, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)
3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
3.10	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)
4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)
4.2	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)
4.3	Warrant issued to Bay City Capital Fund IV Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
4.4	Warrant issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
4.5	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
10.1	Note and Warrant Purchase Agreement, dated as of March 12, 2009 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
10.2	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
10.3	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)
10.4	Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)
10.5	Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as Exhibit 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit
Number	Description

10.6	Research Agreement, effective September 25, 2006, between University of Liverpool and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.5 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.7	Patent Rights and Related Assets Purchase Agreement, dated as of January 25, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. (filed as Exhibit 10.6 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.8	Amendment No. 1 to Patent Rights and Related Assets Purchase Agreement, dated as of February 23, 2007, by and between VIA Pharmaceuticals, Inc. and Neuro3D, S.A. (filed as Exhibit 10.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.9	Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.10	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.11	Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.12	Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.13	Letter Agreement, dated as of December 21, 2007, between VIA Pharmaceuticals, Inc. and Rebecca Taub, M.D. (filed as Exhibit 10.15 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)
10.14	Consulting Agreement, dated as of January 29, 2009, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2009 and incorporated herein by reference)
10.15	VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.16	VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.17	VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)
10.18	Standard Director Form of Option Agreement (filed as Exhibit 10.18 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.19	Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation (filed as Exhibit 10.19 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)
10.20	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Lawrence K. Cohen, Ph.D., dated December 21, 2007 (filed as Exhibit 10.1 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)
10.21	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and James G. Stewart, dated December 21, 2007 (filed as Exhibit 10.2 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)
10.22	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Rebecca Taub, dated January 14, 2008 (filed as Exhibit 10.25 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)
10.23	VIA Pharmaceuticals, Inc. Form of Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on December 19, 2007 and incorporated herein by reference)
10.24	VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan (filed as Exhibit A to the Definitive Proxy Statement filed on November 5, 2007 and incorporated herein by reference)

Exhibit
Number	Description

10.25	Office Lease, dated October 13, 2005, between VIA Pharmaceuticals, Inc. and James P. Edmondson, as amended by Lease Amendment No. One, dated January 15, 2008 (filed as Exhibit 10.28 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)
10.26	Lease, dated July 24, 2006, between VIA Pharmaceuticals, Inc. and 100 & RW CRA LLC, as amended by First Extension and Modification of Lease, dated January 15, 2008 (filed as Exhibit 10.29 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)
21.1	Subsidiaries of VIA Pharmaceuticals, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA PHARMACEUTICALS, INC.

By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ Lawrence K. Cohen Lawrence K. Cohen	President, Chief Executive Officer and Director	March 27, 2009

/s/ James G. Stewart James G. Stewart	Senior Vice President, Chief Financial Officer and Secretary	March 27, 2009

/s/ Douglass B. Given Douglass B. Given	Chairman of the Board of Directors	March 27, 2009

/s/ Mark N.K. Bagnall Mark N.K. Bagnall	Director	March 27, 2009

/s/ Fred B. Craves Fred B. Craves	Director	March 27, 2009

/s/ David T. Howard David T. Howard	Director	March 27, 2009

/s/ John R. Larson John R. Larson	Director	March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VIA Pharmaceuticals, Inc.
San Francisco, CA

We have audited the accompanying balance sheets of VIA Pharmaceuticals, Inc. (a development stage company) (the “Company”), as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008, and for the period from June 14, 2004 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, effective January 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the research and development of cardiovascular disease. As discussed in Note 1 to the financial statements, the deficiency in working capital at December 31, 2008 and Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Deloitte & Touche LLP

San Francisco, California
March 27, 2009

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,064,545	$23,098,764
Prepaid expenses and other current assets	604,080	953,347

Total current assets	4,668,625	24,052,111
Property and equipment-net	291,804	335,429
Other non-current assets	40,374	97,401

Total	$5,000,803	$24,484,941

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$753,824	$748,719
Accrued expenses and other liabilities	2,652,458	3,178,453
Capital lease obligation-current portion	—	2,051

Total current liabilities	3,406,282	3,929,223
Deferred rent	30,637	3,980

Total liabilities	3,436,919	3,933,203
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at December 31, 2008 and December 31, 2007, respectively; 20,592,718 and 19,707,257 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	20,593	19,707
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at December 31, 2008 and December 31, 2007, respectively; 0 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at December 31, 2008 and December 31, 2007, respectively; 2,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	62,169,530	60,876,834
Treasury stock- 0 and 2,014 shares at December 31, 2008 and December 31, 2007, respectively	—	(10,276)
Accumulated other comprehensive income	—	16,884
Deficit accumulated in the development stage	(60,626,241)	(40,351,413)

Total shareholders’ equity (deficit)	1,563,884	20,551,738

Total	$5,000,803	$24,484,941

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenue	$—	$—	$—

Operating expenses:
Research and development	11,804,053	10,667,711	34,850,963
General and administration	8,657,166	7,857,187	21,847,733
Merger transaction costs	—	3,824,090	3,824,090

Total operating expenses	20,461,219	22,348,988	60,522,786

Operating loss	(20,461,219)	(22,348,988)	(60,522,786)
Other income (expense):
Interest income	189,656	588,174	914,628
Interest expense	(6,029)	(60,193)	(1,005,093)
Other income (expense)-net	2,764	(14,375)	(12,990)

Total other income (expense)	186,391	513,606	(103,455)

Net Loss	$(20,274,828)	$(21,835,382)	$(60,626,241)

Loss per share of common stock-basic and diluted	$(1.03)	$(2.24)

Weighted average shares outstanding-basic and diluted	19,606,526	9,727,821

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period June 14, 2004 (Date of Inception) To December 31, 2008

											Deficit
	Preferred		Preferred								Accumulated	Accumulated
	Series A		Series C		Common Stock		Treasury Stock		Additional	Deferred	in the	Other	Total	Total
	Shares		Shares		Shares		Shares		Paid-in	Stock	Development	Comprehensive	Stockholders’	Comprehensive
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Compensation	Stage	Income	Equity	Income (Loss)

BALANCE — June 14, 2004 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock — net of issuance costs	—	—	—	—	371,721	1,000	—	—	—	—	—	—	1,000	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	6,360	(4,675)	—	—	1,685	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,084,924)	—	(1,084,924)	—

BALANCE — December 31, 2004	—	—	—	—	371,721	1,000	—	—	6,360	(4,675)	(1,084,924)	—	(1,082,239)	—
Issuance of common stock — net of issuance costs	—	—	—	—	37,172	100	—	—	900	—	—	—	1,000	—
Exercise of common stock options	—	—	—	—	10,965	30	—	—	266	—	—	—	296	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	1,124	4,568	—	—	5,692	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,804,220)	—	(8,804,220)	—

BALANCE — December 31, 2005	—	—	—	—	419,858	1,130	—	—	8,650	(107)	(9,889,144)	—	(9,879,471)	—
Exercise of common stock options	—	—	—	—	25,181	67	—	—	1,360	—	—	—	1,427	—
Issuance of series A preferred stock	3,234,900	8,703	—	—	—	—	—	—	12,174,797	—	—	—	12,183,500	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	—	107	—	—	107	—
Employee stock based compensation	—	—	—	—	—	—	—	—	434,837	—	—	—	434,837	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	12,582	12,582	12,582
Net loss	—	—	—	—	—	—	—	—	—	—	(8,626,887)	—	(8,626,887)	(8,626,887)

Total comprehensive loss														$(8,614,305)

BALANCE — December 31, 2006	3,234,900	$8,703	—	$—	445,039	$1,197	—	$—	$12,619,644	$—	$(18,516,031)	$12,582	$(5,873,905)
Issuance of common stock — net of issuance costs	—	—	—	—	10,288,065	10,288	—	—	23,130,072	—	—	—	23,140,360	—
Exercise of common stock options	—	—	—	—	317,369	854	—	—	41,469	—	—	—	42,323	—
Repurchase and retirement of common stock	—	—	—	—	(42,283)	(95)	—	—	(5,654)	—	—	—	(5,749)	—
Issuance of series A preferred stock	3,540,435	9,524	—	—	—	—	—	—	13,324,698	—	—	—	13,334,222	—
Merger	(6,775,335)	(18,227)	2,000	2	8,699,067	7,463	(2,014)	(10,276)	10,818,077	—	—	—	10,797,039	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	21,954	—	—	—	21,954	—
Employee stock based compensation	—	—	—	—	—	—	—	—	926,574	—	—	—	926,574	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Net loss	—	—	—	—	—	—	—	—	—	—	(21,835,382)	—	(21,835,382)	(21,835,382)

Total comprehensive loss														$(21,831,080)
BALANCE — December 31, 2007	—	$—	2,000	$2	19,707,257	$19,707	(2,014)	$(10,276)	$60,876,834	$—	$(40,351,413)	$16,884	$20,551,738

Exercise of common stock options	—	—	—	—	32,711	33	—	—	2,247	—	—	—	2,280	—
Repurchase and retirement of treasury stock	—	—	—	—	—	—	2,014	10,276	(10,276)	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	852,750	853	—	—	1674	—	—	—	2,527	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	47,525	—	—	—	47,525	—
Employee stock based compensation	—	—	—	—	—	—	—	—	1,251,526	—	—	—	1,251,526	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	(16,884)	(16,884)	(16,884)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,274,828)	—	(20,274,828)	(20,274,828)

Total comprehensive loss														$(20,291,712)

BALANCE — December 31, 2008	—	$—	2,000	$2	20,592,718	$20,593	—	$—	$62,169,530	$—	$(60,626,241)	$—	$1,563,884

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(20,274,828)	$(21,835,382)	$(60,626,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,919	119,286	393,513
Disposal of property and equipment	4,163	—	4,163
Change in unrealized gain on foreign currency hedge	(16,884)	4,302	—
Stock compensation expense	1,301,578	948,528	2,692,427
Deferred rent	26,657	(796)	30,637
Changes in assets and liabilities:
Prepaid expenses and other assets	383,978	(845,298)	(669,454)
Accounts payable	1,617	598,334	750,335
Accrued expenses and other liabilities	(525,995)	2,017,147	2,752,459
Interest payable	—	55,111	992,722

Net cash used in operating activities	(18,893,795)	(18,938,768)	(53,679,439)

Cash flows from investing activities:
Purchase of property and equipment	(140,653)	(271,106)	(648,020)
Cash provided in the Merger	—	11,147,160	11,147,160
Capitalized merger transaction costs	—	(350,069)	(350,069)

Net cash provided by (used in) investing activities	(140,653)	10,525,985	10,149,071

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	5,000,000	24,425,000
Capital lease payments	(2,051)	(2,696)	(11,973)
Issuance of common stock	—	23,140,360	23,141,360
Exercise of stock options for the issuance of common stock	2,280	42,323	46,326
Repurchase and retirement of common stock	—	(5,800)	(5,800)

Net cash provided by financing activities	229	28,174,187	47,594,913

Increase (decrease) in cash and cash equivalents	(19,034,219)	19,761,404	4,064,545
Cash and cash equivalents-beginning of period	23,098,764	3,337,360	—

Cash and cash equivalents-end of period	$4,064,545	$23,098,764	$4,064,545

Supplemental disclosure of noncash activities:
Interest on convertible debt converted to notes payable	$—	$334,222	$992,722

Conversion of notes to preferred stock Series A	$—	$13,334,222	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$(11,973)	$—	$—

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$6,028	$568	$7,856

Taxes paid	$3,470	$33,129	$39,449

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1.	ORGANIZATION

Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. During 2008, the Company entered into two agreements with Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) to license, on an exclusive, worldwide basis, two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 metabolic disorders program.

Through December 31, 2008, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and private equity financings. The Company is organized and operates as one operating segment.

Going Concern — To date, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of December 31, 2008, the Company had an accumulated net deficit of approximately $60.6 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. As discussed more fully below, on June 5, 2007, the Company raised $11.1 million through the Merger with Corautus Genetics, Inc. (“Corautus”) to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of December 31, 2008, the Company had approximately $4.1 million in cash and cash equivalents. In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2,000,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8,000,000 at subsequent closings pursuant to the terms of the loan. The Company secured the loan with all of its assets, including the Company’s intellectual property. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.

Merger — On June 5, 2007, Corautus completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and changed its ticker symbol on The NASDAQ Capital Market to “VIAP.” The Parent-Subsidiary Merger was intended, among other things, to allow the business of privately-held VIA Pharmaceuticals, Inc. to be conducted by the Company directly given that privately-held VIA Pharmaceuticals, Inc.’s business became the primary business of the Company following the Merger.

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

Basis of Presentation — For periods prior to June 5, 2007, the results of operations and cash flows presented in the financial statements contained herein only reflect those of privately-held VIA Pharmaceuticals, Inc. For period from June 5, 2007 (the date of the closing of the merger between Corautus and privately-held VIA Pharmaceuticals, Inc.) through December 31, 2007 and for the year ended December 31, 2008, the results of operations and cash flows presented in the financial statements contained herein reflect the combined operations of Corautus and privately-held VIA Pharmaceuticals, Inc. Accordingly, the results of operations and cash flows for the year ended December 31, 2007 presented herein are not necessarily indicative of the results of operations and cash flows that we would experience if the operations of the two companies had been combined for the entire period presented.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In December 2008, the Company wrote-off $21,000 in certain unamortized purchased licensed patent rights in anticipation of terminating the related purchase contract in 2009. Through December 31, 2008, there have been no other such impairments.

Acquired Intellectual Property Rights — Payments for the acquisition of intellectual property (“IP”) rights are capitalized and amortized ratably over the estimated life of the IP rights. At the time of acquisition, the Company estimates the product life based upon the term of the agreement, the patent life of the product and the Company’s assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate. In 2008, the Company wrote-off the unamortized cost of acquired IP rights in anticipation of terminating the IP rights contract. The original cost of the rights was $26,000, and the net amortized cost of the IP rights at the time of write-off was $21,125. The net amortized cost of IP rights was $0 and $22,317 as of December 31, 2008 and December 31, 2007, respectively, are included in other assets in the balance sheet.

Research and Development Expenses — Research and development (“R&D”) expenses are charged to operations as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” R&D expenses include salaries, contractor and consultant fees; external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of R&D expenses.

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

The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2008 and 2007:

	Years Ended_
	December 31,	December 31,
	2008	2007

Net loss	$(20,274,828)	$(21,835,382)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	19,754,046	9,959,002
Less: Weighted-average shares of common stock subject to repurchase	(147,520)	(231,181)

Weighted-average shares used in computing basic net loss per share	19,606,526	9,727,821
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	19,606,526	9,727,821

Basic and diluted net loss per share	$(1.03)	$(2.24)

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the year ended December 31, 2008 and 2007 because their inclusion would be anti-dilutive:

	Years Ended
	December 31,	December 31,
	2008	2007

Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,807,927	2,642,110
Shares of common stock subject to outstanding warrants	207,479	106,520
Shares of common stock subject to conversion from series A preferred stock	—	—

Total shares of common stock equivalents	3,015,406	2,748,630

As described in Note 9 to the Financial Statements, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.

Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in shareholders’ equity except those resulting from investments or contributions by shareholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions. The following table presents the calculation of total comprehensive income (loss) for the years ended December 31, 2008 and 2007:

	Years Ended
	December 31,	December 31,
	2008	2007

Net loss	$(20,274,828)	$(21,835,382)
Change in unrealized gain on foreign currency cash flow hedges	(16,884)	4,302

Total comprehensive loss	$(20,291,712)	$(21,831,080)

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

As of December 31, 2008, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s December 31, 2008 Balance Sheet.

The Company recorded net realized losses of $30,662 and net realized gains of $6,439 for the years ended December 31, 2008 and 2007, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to December 31, 2008 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the condensed statement of operations. Of the $30,662 in net realized losses for the year ended December 31, 2008, $12,577 were losses on forward foreign exchange contracts. Of the $6,439 in net realized gains for the year ended December 31, 2007, $2,143 were gains on forward foreign exchange contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to December 31, 2008. Net unrealized gains remaining in accumulated other comprehensive income (loss) was $0 and $16,884 at December 31, 2008 and 2007, respectively. The intrinsic value of the Company’s cash flow hedge contracts outstanding at December 31, 2008 was $0.

New Accounting Pronouncements — In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet adopted EITF 07-5, but is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.

In December 2007, the FASB issued EITF 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. EITF 07-1 became effective for the Company on January 1, 2009. The Company is currently assessing the potential impact of the adoption of EITF 07-1 may have on the Company’s financial statements.

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

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The adoption of SFAS No. 141R and SFAS No. 160 does not have a material impact on the Company’s current financial statements; however, these new standards could significantly impact the accounting for any future acquisitions the Company might consummate.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3 (EITF 07-3), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. The adoption of EITF 07-3 does not have a material impact on our financial position, results of operations or cash flows.

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

Total costs incurred in connection with the Merger, consisting principally of fees to lawyers and investment bankers, were $4,174,159. Of the total amount of expenses incurred, $3,824,090 represented costs in excess of net assets acquired all of which was expensed in the results of operations in the year ended December 31, 2007.

4.	EQUITY FINANCING — PRIVATE INVESTMENT IN PUBLIC EQUITIES

In connection with a securities purchase agreement dated June 29, 2007, the Company issued 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds through a private investment in public equities (the “Private Placement”). Under the terms of the agreement the first closing of 1,885,125 shares occurred July 2, 2007 and the second closing of 8,402,940 shares occurred August 8, 2007, after obtaining approval from stockholders holding a majority in voting power of the Company’s then outstanding common stock. Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement (the “Registration Statement”) with the SEC to register for resale certain shares of common stock sold in the Private Placement. The shares issued in the Private Placement were registered within the timeframes required under the securities purchase agreement, and therefore, no liquidated damages were required to be paid by the Company related to the filing of a registration statement or declaring such registration statement effective. The securities purchase agreement provides for cash payments to investors of up to 18% of investors’ aggregate purchase price for certain defined events including failure to maintain the Company’s stock listing for a period of three trading days and failure to maintain an effective registration statement preventing the sale of shares for five or more days. During 2008 and 2007 no such events occurred, and no amounts were owed to investors at December 31, 2008 or 2007.

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

In December 2008, the Company calculated a forfeiture rate of four percent (4%) using historical data. This rate was used to exclude future forfeitures in the December 2008 calculation of stock-based compensation expense. Prior to December 2008, the Company used an estimated a forfeiture rate of five percent (5%) as there was not sufficient historical information available to establish a calculated forfeiture rate.

The assumptions used to value option and restricted stock award grants for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended
	December 31,	December 31,
	2008	2007

Expected life from grant date	2.75 - 6.25	2.5 - 6.25
Expected volatility	79% - 82%	68% - 77%
Risk free interest rate	1.52% - 3.49%	3.49%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS No. 123R for the years ended December 31, 2008 and 2007 and for the period from June 14, 2004 (date of inception) to December 31, 2008, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Research and development expense	$319,990	$251,243	$819,200
General and administrative expense	979,061	697,285	1,863,322

Total	$1,299,051	$948,528	$2,682,522

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.9 million in compensation expense over a weighted average remaining period of 2.3 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the years ended December 31, 2008 and 2007 and for the period from June 14, 2004 (date of inception) to December 31, 2008, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Research and development expense	$634	$—	$634
General and administrative expense	1,893		1,893

Total	$2,527	$—	$2,527

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $120,000 in compensation expense over a weighted average remaining period of 2.0 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

6.	RESEARCH AND DEVELOPMENT

The Company’s research and development expenses include expenses related to the three ongoing VIA-2291 Phase II clinical trials and expenses incurred in connection with the Company’s preclinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CRO”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2008 and 2007, and for the period from June 14, 2004 (date of inception) to December 31, 2008:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Externally generated research and development expense	$7,906,799	$7,869,094	$25,065,976
Internally generated research and development expense	3,897,254	2,798,617	9,784,987

Total	$11,804,053	$10,667,711	$34,850,963

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Externally generated research and development expense
In-licensing expenses	$25,000	$1,835,000	$4,870,000
CRO and investigator expenses	4,841,760	3,608,478	9,659,224
Consulting expenses	1,239,447	1,184,040	5,298,538
Other	1,800,592	1,241,576	5,238,214

Total	$7,906,799	$7,869,094	$25,065,976

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Internally generated research and development expense
Personnel and related expenses	$2,771,734	$1,968,572	$6,813,954
Stock-based compensation expense	320,624	251,243	819,833
Travel and entertainment expense	320,616	245,215	985,370
Other	484,280	333,587	1,165,830

Total	$3,897,254	$2,798,617	$9,784,987

7.	PROPERTY AND EQUIPMENT

Property and equipment — net, at December 31, 2008 and 2007 consisted of the following:

	Years Ended
	December 31,	December 31,
	2008	2007

Property and equipment at cost:
Computer equipment and software	$321,217	$291,149
Furniture and fixtures	108,869	102,547
Lab equipment	—	46,946
Office equipment	38,282	35,409
Leasehold Improvements	129,740	31,315
Capital lease equipment	—	11,973

Total property and equipment at cost	598,108	519,339
Less: accumulated depreciation	(306,304)	(183,910)

Total	$291,804	$335,429

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Depreciation expense on property and equipment was $183,602 and $117,985 in the years ended December 31, 2008 and 2007, respectively, and $367,513 for the period from June 14, 2004 (date of inception) to December 31, 2008, and was included in the statements of operations. Of the $183,602 of depreciation expense in 2008, $58,761 was included in research and development expenses and $124,841 was included in general and administrative expense. Of the $117,985 of depreciation expense in 2007, $33,009 was included in research and development expenses and $84,976 was included in general and administrative expense. Of the $367,513 of depreciation expense for the period from June 14, 2004 (date of inception) to December 31, 2008, $109,636 was included in research and development expenses and $257,877 was included in general and administrative expenses.

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

On February 2, 2007, the Company issued a short-term 8% convertible promissory note to the Company’s principal investor in exchange for the remaining $5.0 million under the terms of the September 18, 2006 note. Immediately thereafter on February 2, 2007, the lender (principal investor) converted the aggregate $13.0 million previously issued notes and $334,222 of unpaid accrued interest into $13,334,222 of Series A Preferred Stock. As described more fully in Note 9 to the Financial Statements, all preferred stock outstanding held by Company’s principal investor was converted to common stock in connection with the Corautus Merger.

The Company has evaluated the modifications or exchanges of debt described above in accordance with the provisions of EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that no gains or losses should be reflected in the condensed statements of operations.

9.	EQUITY

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

Common Stock — The Company’s authorized common stock was 200,000,000 shares at December 31, 2008 and 2007. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At December 31, 2008 and 2007, the Company had reserved the following shares of common stock for issuance:

	December 31,	December 31,
	2008	2007
	(In shares)

2007 Incentive Award Plan — outstanding and available to grant	2,882,054	3,267,515
Common stock warrants	207,479	106,520

Total	3,089,533	3,374,035

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Preferred Stock — The Company’s authorized preferred stock was 5,000,000 shares at December 31, 2008 and 2007. On March 31, 2006, the Company issued 3,234,900 shares of Series A Preferred Stock in exchange for $12,183,500 of outstanding convertible promissory notes and related interest, and accrued compensation due to an officer of the Company. On February 2, 2007, the Company issued 3,540,435 shares of Series A Preferred Stock, par value $0.001 per share, in exchange for $13,334,222 of outstanding convertible promissory notes and related interest. The Series A Preferred Stock was converted to common stock upon the completion of the Merger.

There were 2,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2008 and 2007. The holder of the Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.

2002 Stock Option Plans — In November 2002, the Corautus Board of Directors adopted the 2002 Stock Plan, which was approved by Corautus stockholders in February 2003 and was amended by Corautus stockholder approval in May 2004. Under the 2002 Stock Plan, the Board of Directors or a committee of the Board of Directors has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or non-qualified stock options, as determined by the Board of Directors or a committee. The 2002 Stock Plan, as amended in May 2004, reserved an additional 233,333 shares for issuance under the 2002 Stock Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 20,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from one to two years and expire ten years from date of grant or three months after termination of employment or service, if sooner. Under the 2002 Stock Plan, the Company had 0 shares available for future grant as of December 31, 2007. In December 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.

2004 Stock Option Plans — In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan (the “Plan”). Under the Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Board authorized an increase of 743,442 shares to the Plan for a total of 1,170,921 authorized shares available for grant from the Plan. The Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 0 shares available for future grant as of December 31, 2007. In December of 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock of a share of stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 74,127 and 625,405 shares available for future grant as of December 31, 2008 and 2007, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2009 and 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.

Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $2,527 in stock-based compensation expense during the year ended December 31, 2008. As the restricted stock awards vest through 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the restricted stock awards fully vest, the Company will recognize approximately $61,496 and $58,969 in the years ended December 31, 2009 and 2010, respectively. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.

A summary of our restricted stock activity through December 31, 2008 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value

Unvested at December 31, 2007	—	$—
Granted	852,750	0.15
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2008	852,750	$0.15

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

A summary of stock option award activity to December 31, 2008 under the Plans follows:

		Weighted
		Average
	Option Shares	Exercise
	Outstanding	Price

2004 Stock Plan Options Outstanding — June 14, 2004 (inception)	—
Granted	39,400	$0.03

2004 Stock Plan Options Outstanding — December 31, 2004	39,400	$0.03
Granted	260,573	$0.03
Exercised	(10,965)	$0.03
Canceled	(186)	$0.03

2004 Stock Plan Options Outstanding — December 31, 2005	288,822	$0.03
Granted	388,483	$0.14
Exercised	(25,181)	$0.06

2004 Stock Plan Options Outstanding — December 31, 2006	652,124	$0.09
Granted	510,637	$3.47
Exercised	(317,369)	$0.14
Canceled	(1,782)	$3.48
Transfers to the 2007 Incentive Award Plan	(843,610)	$2.12

2004 Stock Plan Options Outstanding — December 31, 2007	—	—

2002 Stock Plan Options Outstanding — December 31, 2006	361,291	$46.05
Canceled	(48,716)	$69.54
Transfers to the 2007 Incentive Award Plan	(312,575)	$42.35

2002 Stock Plan Options Outstanding — December 31, 2007	—	—

2007 Incentive Award Plan Options Outstanding — December 31, 2006	—	—
Stock Options Added to the Plan	—	—
Granted	1,485,925	$2.38
Transfers from the 2004 Stock Plan	843,610	$2.12
Transfers from the 2002 Stock Plan	312,575	$42.35

2007 Incentive Award Plan Options Outstanding — December 31, 2007	2,642,110	$7.02
Granted	332,750	$2.42
Exercised	(32,711)	$0.07
Canceled	(134,222)	$2.72

2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77

As of December 31, 2008, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the Plan, of which 84,462 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2008:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price

$ 0.03	239,323	6.43	$0.03	239,168	6.43	$0.03	235,450	$0.03
$ 0.14	90,505	7.82	$0.14	90,075	7.82	$0.14	79,750	$0.14
$ 0.15	50,000	9.96	$0.15	50,000	9.96	$0.15	50,000	$0.15
$ 1.70	750	9.61	$1.70	720	9.61	$1.70	—	$1.70
$ 2.19	35,000	9.46	$2.19	33,600	9.46	$2.19	—	$2.19
$ 2.38	1,393,316	8.96	$2.38	1,334,790	8.96	$2.38	411,410	$2.38
$ 2.90	235,000	9.04	$2.90	225,600	9.04	$2.90	—	$2.90
$ 3.10	12,000	9.23	$3.10	11,520	9.23	$3.10	—	$3.10
$ 3.48	391,650	8.59	$3.48	381,207	8.59	$3.48	130,568	$3.48
$ 5.10	22,300	8.43	$5.10	22,300	8.43	$5.10	22,300	$5.10
$ 5.55	25,555	8.42	$5.55	25,555	8.42	$5.55	25,555	$5.55
$11.25-1023.75	312,528	5.90	$42.36	312,528	5.90	$42.36	312,528	$42.36

	2,807,927	8.34	$6.77	2,727,063	8.34	$6.89	1,267,561	$11.80

The weighted average fair value of options granted was $1.35 per share during year ended December 31, 2008. The total intrinsic value of stock options exercised was $33,921 and $1,817,265 for the years ended December 31, 2008 and 2007, respectively.

Warrants

The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of December 31, 2008, outstanding warrants to purchase approximately 49,131 shares of common stock at exercise prices of $10.05-$125.63 will expire in 1 to 5 years.

In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vest over a twelve month contracted service period. Using the Black-Scholes pricing model, the Company valued the warrants at $19,296 as of December 31, 2008 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the fair market value of the grant on July 31, 2008 of $1.90 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $8,670 and $10,626 in the years ended December 31, 2008 and 2007, respectively.

In December 2007, the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are fully vested when granted. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, a 76% volatility rate and the fair market value at the grant date of $2.38 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations were fully expensed as stock-based compensation expense resulting in $0 and $11,328 in the years ended December 31, 2008 and 2007, respectively.

In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. Using the Black-Scholes pricing model, the Company valued the warrants at $38,855 as of December 31, 2008 using an expected life ranging from 2.75 to 3.25 years, a risk-free interest rate ranging from 2.0% to 2.48%, volatility ranging from 79% to 81%, and a fair market value of ranging from $0.18 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statement of operations resulting in expense of $38,855 and $0 in the years ended December 31, 2008 and 2007, respectively.

10.	RELATED PARTIES

On February 28, 2005, the Company entered into a licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer (“CSO”) is also an affiliate of Stanford. Upon entering into the agreement, the Company paid Stanford a non-creditable, non-refundable license fee of $25,000 and issued 37,172 shares of common stock at $0.001 par value, to two employees of Stanford one of whom remains a stockholder in the Company, pursuant to the terms of a common stock agreement. In addition, the Company paid Stanford a license maintenance fee of $25,000 and $10,000 in the years ended December 31, 2008 and 2007, respectively. The Company is committed to pay annual license maintenance fees of $25,000 for 2009, $35,000 for 2010 and 2011 and $50,000 for all years after 2011 during which the license agreement is effective. For any commercial products derived from the licensed technology, the Company has agreed to pay royalties to Stanford in amounts ranging from one to six percent of net sales depending on the therapy indication of the licensed product, and milestone payments ranging from $25,000 to $250,000 for technology developed under the license agreement, reduced by any maintenance fee payments made during the year. The Company paid consulting fees to the CSO, who is also a stockholder of the Company, $120,000 in the years ended December 31, 2008 and 2007. In addition, the Company issued 10,000 stock options and 42,300 stock options to the CSO in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 2008 grants at $973 as of December 31, 2008 using an expected life of 5.0 years, a 1.520% risk free interest rate, an 81% volatility rate, and the fair market value on the most current option remeasurement date of $0.15 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $973 in the year ended December 31, 2008. Using the Black-Scholes pricing model, the Company valued the 2007 grants at $1,713 as of December 31, 2008 using an expected life of 6.02 years, a 2.00% risk free interest rate, an 81% volatility rate, and the fair market value on the most current option remeasurement date of $0.18 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of ($2,094) and $3,569 in the years ended December 31, 2008 and 2007, respectively.

During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. Using the Black-Scholes pricing model, the Company valued the options at $51,864 as of December 31, 2006 using an expected life of 5.30 years, a 2.48% risk-free interest rate, a 79% volatility rate and the fair market value on the last option measurement date of $2.90 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The Company expensed the option as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $12,297, ($4,287) and $43,854 in the years ended December 31, 2008, 2007 and 2006 respectively. During 2006 and part of 2007, the Company used the services of an employee of the Company’s primary investor to act as Human Resource (“HR”) Manager and granted the HR Manager 0, and 3,717 stock option

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

shares as compensation for services rendered in the years ended December 31, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the options at $21,507 as of December 31, 2008 using an expected life of 5.0 years, a 4.639% risk-free interest rate, a 67% volatility rate and the fair market value on the grant date of $5.89 per share. As the options were fully vested at the date of grant, the Company expensed the $21,507 as stock-based compensation expense in the year ended December 31, 2006.

The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s Primary Investor. The Company paid the CDO compensation in the amount of $280,000 and $305,833 in the years ended December 31, 2008 and 2007, respectively, and granted 0, 26,921 and 35,685 shares of stock options to the CDO in 2008, 2007 and 2006, respectively. Using the Black-Scholes pricing model, the Company valued the 2006 options at $206,341 as of December 31, 2008 using an expected life of from 5.0 to 5.27 years, a 4.639% risk-free interest rate, a 67% volatility rate and the fair market value December 31, 2006 at $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $70,390 in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of December 31, 2008 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the grant date fair market values ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $10,789 and $55,780 in the years ended December 31, 2008 and 2007, respectively.

11.	COMMITMENTS

Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $392,955 and $208,692 for the years ended December 31, 2008 and 2007, respectively, and $1,000,528 for the period from June 14, 2004 (date of inception) to December 31, 2008.

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to December 31, 2008 are as follows:

Amount

2009	$429,417
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,815,001

Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through April 2, 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. As of December 31, 2008, the Company has no future minimum lease payment obligations as the Company has made all contractual payments under the lease and has physically returned the equipment to the lessor. The initial cost of the equipment was $11,973 which was included under property and equipment in the balance sheet at December 31, 2007. Accumulated depreciation of the leased equipment was $9,312 at December 31, 2007.

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

The following table reconciles the amount of income taxes computed at the federal statutory rate of 34% for all periods presented, to the amount reflected in the Company’s statement of operations for the years ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Tax provision (benefit) at federal statutory income tax rate	(34)%	(34)%
State income taxes, net of federal income tax effect	1	(3)
Adjustments of deferred tax assets	37	11
Merger costs	—	6
Other	1	—
Valuation allowance	(5)	20

Income tax expense (benefit)	0%	0%

The tax effect of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 comprise the following:

	2008	2007

Deferred tax assets and liabilities:
Net operating loss carryforwards	$1,456,856	$3,612,315
Tax credit carryforwards	46,056	490,757
Property and equipment and intangibles	8,002,996	7,047,691
Other	1,144,899	541,615

	10,650,807	11,692,378
Less valuation allowance	(10,650,807)	(11,692,378)

Net deferred tax assets and liabilities	$—	$—

The net valuation allowance decreased by $1,042,000 during the period ended December 31, 2008. A portion of the change in the valuation allowance relates to a reduction in net operating loss carryforwards due to limitations under Section 382.

The Company has federal net operating loss carryforwards of approximately $3,636,000 as of December 31, 2008 that expire beginning in 2026. The Company has California state net operating loss carryforwards of approximately $3,577,000 as of December 31, 2008 that expire beginning 2016. The Company has New Jersey state net operating loss carryforwards of approximately $1,557,000 as of December 31, 2008 that expire beginning 2013.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

The Company also has federal, California state, and New Jersey state research and development tax credits of approximately $12,000, $209,000, and $122,000, respectively. Federal research credits will expire beginning 2026, California state credits will expire beginning in the year 2013, and New Jersey state credits will expire beginning in the year 2013.

Utilization of the net operating loss and tax credit carryforwards were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company experienced a change of control which resulted in a substantial reduction to the previously reported net operating losses at December 31, 2008. As of December 31, 2008, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result, for the implementation of FIN 48, the Company recognized no liabilities for unrecognized income tax benefits. Upon adoption of FIN 48, the Company recognized no material adjustment for the cumulative effect of adoption. At December 31, 2008, the Company had unrecognized tax benefits of $274,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Balance at January 1, 2008	$139,711
Additions based on tax positions related to current year	83,208
Additions for tax positions of prior year	474,484
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(423,273)
Settlements	—

Balance at December 31, 2008	$274,130

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2008. The tax years 2004 through 2008 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2009.

13.	EMPLOYEE BENEFIT PLANS

The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2008 and 2007. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $40,825 and $14,299 in the years ended December 31, 2008 and 2007, respectively, and $55,124 for the period from June 14, 2004 (date of inception) to December 31, 2008.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENTS

In March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder Bay City Capital and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10,000,000, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement (the “Loan Transaction”). On March 12, 2009, the Company borrowed an initial amount of $2,000,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8,000,000 at subsequent closings pursuant to the terms of the Loan Agreement and Notes. The Notes are secured by a first priority lien on all of the assets of the Company. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) September 14, 2009, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000 (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. Pursuant to the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of 83,333,333 shares (the “Warrant Shares”) of common stock at $.12 per share. The number of Warrant Shares is equal to the $10,000,000 maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and the passage of time. Based on the $2,000,000 borrowing at the initial closing, 8,333,333 Warrant Shares vested immediately on the date of grant and 8,333,333 will vest 45 days after March 12, 2009 if certain conditions are met as provided for in the Warrants. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.

Effective January 2009, the Company entered into two exclusive, worldwide license agreements with Hoffman-LaRoche, Inc. and Hoffman-LaRoche Ltd. (collectively “Roche”) for two sets of compounds that we believe represent novel potential drugs for the treatment of cardiovascular and metabolic disease. Under the terms of the agreements, the Company assumes control of all development and commercialization of the compounds, and will own exclusive worldwide rights for all potential indications. Roche will receive up to $22.8 million in fees for consideration of rights granted and for milestone payments, the majority of which become payable upon the achievement of future product development and regulatory milestones, and the timing of milestone achievement is not estimable at this time.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Net loss per share amounts in the table below reflect the effect of the Merger and the 1:15 reverse stock split at the time of the Merger, as more fully described in Notes 1 and 3 to the Financial Statements.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(5,909,224)	(5,171,023)	(4,967,272)	(4,227,309)
Net loss per share — Basic and diluted	(0.30)	(0.27)	(0.25)	(0.21)
Net loss	(5,909,224)	(5,171,023)	(4,967,272)	(4,227,309)

2007
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(6,285,788)	(6,015,034)	(4,360,293)	(5,174,267)
Net loss per share — Basic and diluted	(13.05)	(1.99)	(0.27)	(0.27)
Net loss	(6,285,788)	(6,015,034)	(4,360,293)	(5,174,267)