Form 10-Q
period 2009-03-31
VIA Pharmaceuticals, Inc.
filed 2009-05-13
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 8, 2009, there were 20,648,476 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

i

PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,360,432	$4,064,545
Prepaid expenses and other current assets	201,153	604,080

Total current assets	2,561,585	4,668,625
Property and equipment-net	259,635	291,804
Other non-current assets	40,374	40,374

Total	$2,861,594	$5,000,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,434	$753,824
Accrued expenses and other liabilities	2,617,424	2,652,458
Interest payable — affiliate	16,439	—
Notes payable — affiliate — net of discount of $803,265	1,196,735	—

Total current liabilities	4,310,032	3,406,282
Deferred rent	33,533	30,637

Total liabilities	4,343,565	3,436,919
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at March 31, 2009 and December 31, 2008; 20,648,476 and 20,592,718 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20,648	20,593
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at March 31, 2009 and December 31, 2008; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at March 31, 2009 and December 31, 2008; 2,000 shares issued and outstanding at March 31, 2009 and December 31, 2008; liquidation preference of $2,000,000	2	2
Additional paid-in capital	63,425,758	62,169,530
Deficit accumulated in the development stage	(64,928,379)	(60,626,241)

Total stockholders’ equity (deficit)	(1,481,971)	1,563,884

Total	$2,861,594	$5,000,803

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Period From
			June 14, 2004
			(Date of
	Three Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Revenue	$—	$—	$—

Operating expenses:
Research and development	2,134,756	3,318,162	36,985,719
General and administration	2,064,020	2,664,957	23,911,753
Merger transaction costs	—	—	3,824,090

Total operating expenses	4,198,776	5,983,119	64,721,562

Operating loss	(4,198,776)	(5,983,119)	(64,721,562)
Other income (expense):
Interest income	—	102,754	914,628
Interest expense	(113,217)	(120)	(1,118,310)
Other income (expense)-net	9,855	(28,739)	(3,135)

Total other income (expense)	(103,362)	73,895	(206,817)

Net Loss	$(4,302,138)	$(5,909,224)	$(64,928,379)

Loss per share of common stock-basic and diluted	$(0.22)	$(0.30)

Weighted average shares outstanding-basic and diluted	19,717,184	19,532,057

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Period From
			June 14, 2004
			(Date of
	Three Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,302,138)	$(5,909,224)	$(64,928,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,925	39,752	428,438
Amortization of discount on notes payable — affiliate	96,779	—	96,779
Loss on disposal of property and equipment	—	—	4,163
Change in unrealized gain on foreign currency hedge	—	(481)	—
Stock compensation expense	354,567	412,972	3,046,994
Deferred rent	2,896	(1,194)	33,533
Changes in assets and liabilities:
Prepaid expenses and other assets	402,927	(66,106)	(266,527)
Accounts payable	(274,391)	52,012	475,944
Accrued expenses and other liabilities	(35,034)	260,169	2,717,425
Interest payable — affiliate	16,439	—	1,009,161

Net cash used in operating activities	(3,703,030)	(5,212,100)	(57,382,469)

Cash flows from investing activities:
Purchase of property and equipment	(2,756)	(5,110)	(650,776)
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	(2,756)	(5,110)	10,146,315

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	2,000,000	—	2,000,000
Capital lease payments	—	(744)	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,673	—	47,999
Repurchase and retirement of common stock	—	—	(5,800)

Net cash provided by (used in) financing activities	2,001,673	(744)	49,596,586

Increase (decrease) in cash and cash equivalents	(1,704,113)	(5,217,954)	2,360,432
Cash and cash equivalents-beginning of period	4,064,545	23,098,764	—

Cash and cash equivalents-end of period	$2,360,432	$17,880,810	$2,360,432

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$900,044	$—	$900,044

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$72	$7,856

Taxes paid	$1,716	$3,470	$41,165

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 metabolic disorders program.
     Through March 31, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
     Unless otherwise specified, as used throughout these condensed financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) on June 5, 2007 and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these unaudited condensed financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
     Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of March 31, 2009, the Company had an accumulated net deficit of approximately $64.9 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of March 31, 2009, the Company had approximately $2.4 million in cash and cash equivalents. In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8.0 million at subsequent closings pursuant to the terms of the loan. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three months ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
     The condensed financial statements and related disclosures have been prepared with the presumption that users of the condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 27, 2009.
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to March 31, 2009. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
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
     Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In December 2008, the Company wrote-off $21,000 in certain unamortized purchased licensed patent rights in anticipation of terminating the related purchase contract in 2009. Through March 31, 2009, there have been no other such impairments.
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
     The Company accrues costs for clinical trial activities performed by CROs and other third parties based upon the estimated amount of work completed on each study as provided by the vendors. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities using available information; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could record significant R&D expenses in future periods when the actual activity level becomes known. The Company charges all such costs to R&D expenses.
     Fair Value of Financial and Derivative Instruments — The Company values its financial instruments, if any, according to the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) with respect to its financial assets and liabilities only. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     In March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates, as more fully described in Note 6 to the Unaudited Condensed Financial Statements. At March 12, 2009, the Company valued and reported the freestanding warrant issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s Balance Sheets under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), and Accounting Principles Board (“APB”) Opinion 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB Opinion 14”). The Company estimated the fair value of the warrants at March 12, 2009, the issuance date, using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within level 3 of the fair value hierarchy.
     Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of March 31, 2009 (including the change in fair value when applicable), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
March 31, 2009
Fair value — December 31, 2008	$—
Warrant (1)	900,044
Change in unrealized gains related to financial instruments at March 31, 2009 (2)	—

Fair value — March 31, 2009	$900,044

Total unrealized gains (losses) (2)	$—

(1)	The Warrant is included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrant is not revalued at the reporting date and does not result in gains and losses.
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
     Segment Reporting — SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information", requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment — scientific research and development activities.
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
     The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net loss	$(4,302,138)	$(5,909,224)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,597,567	19,707,257
Less: Weighted-average shares of common stock subject to repurchase	(880,383)	(175,200)

Weighted-average shares used in computing basic net loss per share	19,717,184	19,532,057
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	19,717,184	19,532,057

Basic and diluted net loss per share	$(0.22)	$(0.30)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three months ended March 31, 2009 and 2008 because their inclusion would be anti-dilutive:

	Years Ended
	March 31,	March 31,
	2009	2008
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,740,744	2,888,992
Shares of common stock subject to outstanding warrants	83,539,559	231,520
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,280,303	3,120,512

     As described in Note 7 to the Unaudited Condensed Financial Statements, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
     Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions.
     The following table presents the calculation of total comprehensive income (loss) for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net loss	$(4,302,138)	$(5,909,224)
Change in unrealized gain (loss) on foreign currency cash flow hedges	—	(481)

Total comprehensive loss	$(4,302,138)	$(5,909,705)

     Derivative Instruments — From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the condensed balance sheet at fair value in accordance with SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s unaudited condensed statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s unaudited condensed statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.
     As of March 31, 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s March 31, 2009 or December 31, 2008 Balance Sheets.
     The Company recorded net realized gains of $0 and $2,595 for the three months ended March 31, 2009 and 2008, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to March 31, 2009 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the condensed statement of operations. Of the $2,595 in net realized gains for the three months ended March 31, 2008, $472 were gains on forward foreign exchange contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to March 31, 2009. Net unrealized gains remaining in accumulated other comprehensive income (loss) was $0 at March 31, 2009 and December 31, 2008. The intrinsic value of the Company’s cash flow hedge contracts outstanding at March 31, 2009 and December 31, 2008 was $0.
     New Accounting Pronouncements — In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-5 and has determined that EITF 07-5 does not have an impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company has adopted SFAS No. 161 and has determined that SFAS No. 161 does not have an impact on its financial statements.
     In December 2007, the FASB issued EITF 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. EITF 07-1 became effective for the Company on January 1, 2009. The Company has adopted EITF 07-1 and has determined that EITF 07-1 does not have an impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interest In Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The Company adopted SFAS No. 141R and SFAS No. 160 and has determined that SFAS No. 141R and SFAS No. 160 do not have an impact on the Company’s current financial statements.
     In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the Company beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. The Company adopted EITF 07-3 and has determined that EITF 07-3 does not have an impact on the Company’s current financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will result in additional quarterly disclosures only.
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides further clarification for guidance provided by SFAS No. 157, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on our financial results.

3. STOCK-BASED COMPENSATION
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
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company estimates common stock price volatility using a hybrid approach of 28% actual historical volatility using a 1.7 year look back period of the Company’s common stock, blended with 72% of an average of selected peer group volatility. The Company will continue to incrementally increase the percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the three months ended March 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     In March 2009, the Company calculated an annualized forfeiture rate of 2.63% using historical data. This rate was used to exclude future forfeitures in the three months ended March 31, 2009 calculation of stock-based compensation expense. The Company used an estimated forfeiture rate of 5.0% in the three months ended March 31, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.
     The assumptions used to value option and restricted stock award grants for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected life from grant date	6.08	2.5-6.08
Expected volatility	97%	79%
Risk free interest rate	1.67%	2.48%
Dividend yield	—	—

     The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS No. 123R for the three months ended March 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to March 31, 2009, which was included in the unaudited condensed statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Research and development expense	$97,217	$114,034	$916,417
General and administrative expense	241,835	298,938	2,105,157

Total	$339,052	$412,972	$3,021,574

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.7 million in compensation expense over a weighted average remaining period of 2.1 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
     The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the three months ended March 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to March 31, 2009, which was included in the unaudited condensed statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Research and development expense	$3,894	$—	$4,528
General and administrative expense	11,621		13,514

Total	$15,515	$—	$18,042

     If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $107,000 in compensation expense over a weighted average remaining period of 1.7 years. However, no compensation expense will be recognized for any restricted stock awards that do not vest.
4. RESEARCH AND DEVELOPMENT
     The Company’s research and development expenses include expenses related to the three VIA-2291 Phase II clinical trials and expenses incurred in connection with the Company’s preclinical studies. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to March 31, 2009:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Externally generated research and development expense	$1,435,875	$2,219,801	$26,501,851
Internally generated research and development expense	698,881	1,098,361	10,483,868

Total	$2,134,756	$3,318,162	$36,985,719

     Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
In-licensing expenses	$400,000	$6,250	$5,270,000
CRO and investigator expenses	530,754	1,456,290	10,189,978
Consulting expenses	269,129	312,598	5,567,667
Other	235,992	444,663	5,474,206

Total	$1,435,875	$2,219,801	$26,501,851

     Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Personnel and related expenses	$482,576	$769,880	$7,296,530
Stock-based compensation expense	101,111	114,034	920,944
Travel and entertainment expense	38,785	108,885	1,024,155
Other	76,409	105,562	1,242,239

Total	$698,881	$1,098,361	$10,483,868

5. PROPERTY AND EQUIPMENT
     Property and equipment — net, at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Property and equipment at cost:
Computer equipment and software	$323,973	$321,217
Furniture and fixtures	108,869	108,869
Office equipment	38,282	38,282
Leasehold improvements	129,740	129,740

Total property and equipment at cost	600,864	598,108
Less: accumulated depreciation	(341,229)	(306,304)

Total	$259,635	$291,804

     Depreciation expense on property and equipment was $34,925 and $39,427 in the three months ended March 31, 2009 and 2008, respectively, and $402,438 for the period from June 14, 2004 (date of inception) to March 31, 2009, and was included in the statements of operations. Of the $34,925 of depreciation expense in the three months ended March 31, 2009, $5,856 was included in research and development expenses and $29,069 was included in general and administrative expenses. Of the $39,427 of depreciation expense in the three months ended March 31, 2008, $9,866 was included in research and development expenses and $29,561 was included in general and administrative expenses. Of the $402,438 of depreciation expense for the period from June 14, 2004 (date of inception) to March 31, 2009, $115,492 was included in research and development expenses and $286,946 was included in general and administrative expenses.
6. FINANCING ARRANGEMENTS
     In March 2009, the Company entered into a loan (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement (the “Loan Transaction”).
     On March 12, 2009, the Company borrowed an initial amount of $2.0 million. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8.0 million at subsequent closings pursuant to the terms of the Loan Agreement and Notes. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) September 14, 2009, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
     Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share, which will become fully exerciseable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and the passage of time. Based on the $2.0 million borrowing at the initial closing, 8,333,333 Warrant Shares vested and are exerciseable immediately on the date of grant and 8,333,333 vested and are exerciseable on April 26, 2009 as the Company had met certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.
     At March 12, 2009, the fair value of the note and of the 16,666,666 warrant shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2 million in proceeds to the note and approximately $900,000 to the warrant. The Company has recorded the $900,000 freestanding warrant as permanent equity under EITF 00-19 and EITF 07-5. The $0.9 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through September 14, 2009, the maturity date of the note payable. The Company reported $97,000 of interest expense from the amortization of the discount in the period from March 12, 2009 through March 31, 2009, which is included in the statement of operations for the period ended March 31, 2009. At March 31, 2009, the balance of notes payable net of discount was $1,196,735 and the unamortized discount was $803,265.
     The Company estimated the fair value of the warrant of approximately $1.6 million at March 12, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the warrant at March 12, 2009 (date of inception) are:

March 12, 2009
Expected life from grant date — in years	5.0
Expected volatility	116.79%
Risk free interest rate	2.10%
Dividend yield	—
7. EQUITY
     On June 5, 2007, following the Merger, the Certificate of Incorporation of Corautus became the Certificate of Incorporation of the Company, and the Company further amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The Certificate of Incorporation of the Company provides that the total number of authorized shares of preferred stock of the Company is 5,000,000 shares. Significant components of the Company’s stock are as follows:

     Common Stock — The Company’s authorized common stock was 200,000,000 shares at March 31, 2009 and December 31, 2008. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At March 31, 2009 and December 31, 2008, the Company had reserved the following shares of common stock for issuance:

	March 31,	December 31,
(In shares)	2009	2008

2007 Incentive Award Plan — outstanding and available to grant	3,326,296	2,882,054
Shares of common stock subject to outstanding warrants	83,539,559	207,479
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,865,855	3,089,533

     As noted below, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
     Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at March 31, 2009 and December 31, 2008. There were no issued and outstanding shares of Series A Preferred Stock at March 31, 2009 and December 31, 2008.
     The Company’s authorized Series C Preferred Stock was 17,000 shares at March 31, 2009 and December 31, 2008. There were 2,000 shares of Series C Preferred Stock issued and outstanding as of March 31, 2009 and December 31, 2008. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
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
     2004 Stock Option Plans — In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan. Under the 2004 Stock Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Board authorized an increase of 743,442 shares to the 2004 Stock Plan for a total of 1,170,921 authorized shares available for grant from the 2004 Stock Plan. The 2004 Stock Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2004 Stock Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 0 shares available for future grant as of December 31, 2007. In December of 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.
     2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 585,552 and 74,127 shares available for future grant as of March 31, 2009 and December 31, 2008, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2009 and 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
     Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $15,515 in stock-based compensation expense during the three months ended March 31, 2009 and $18,042 in stock-based compensation expense from June 14, 2004 (date of inception) to March 31, 2009. As the restricted stock awards vest through 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the restricted stock awards fully vest, the Company will recognize approximately $61,496 and $58,969 in the years ended December 31, 2009 and 2010, respectively. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
     A summary of restricted stock activity from December 31, 2008 to March 31, 2009 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2008	852,750	$0.15
Granted	—	—
Vested	(106,591)	$0.15
Forfeited	—	—

Unvested at March 31, 2009	746,159	$0.15

     A summary of stock option award activity from December 31, 2008 to March 31, 2009 follows:

		Weighted
		Average
	Option Shares	Exercise
	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77
Granted	—	$—
Exercised	(55,758)	$0.03
Canceled	(11,425)	$4.66

2007 Incentive Award Plan Options Outstanding — March 31, 2009	2,740,744	$6.91

     As of March 31, 2009, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the Plan, of which 71,326 shares remain unvested and subject to repurchase by the Company in the event of employee termination.
     The following table summarizes information concerning outstanding and exercisable options outstanding at March 31, 2009:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	183,565	6.16	$0.03	183,503	6.16	$0.03	182,016	$0.03
$0.14	90,505	7.57	$0.14	90,180	7.57	$0.14	82,388	$0.14
$0.15	50,000	9.72	$0.15	50,000	9.72	$0.15	50,000	$0.15
$1.70	750	9.36	$1.70	720	9.36	$1.70	—	$1.70
$2.19	35,000	9.22	$2.19	33,600	9.22	$2.19	—	$2.19
$2.38	1,389,194	8.72	$2.38	1,353,209	8.72	$2.38	489,569	$2.38
$2.90	235,000	8.79	$2.90	228,342	8.79	$2.90	68,541	$2.90
$3.10	12,000	8.98	$3.10	11,641	8.98	$3.10	3,020	$3.10
$3.48	391,430	8.34	$3.48	381,974	8.34	$3.48	155,032	$3.48
$5.10	22,300	8.18	$5.10	22,300	8.18	$5.10	22,300	$5.10
$5.55	18,586	8.18	$5.55	18,586	8.18	$5.55	18,586	$5.55
$11.25-1023.75	312,414	5.65	$42.36	312,414	5.65	$42.36	312,414	$42.36

	2,740,744	8.13	$6.91	2,686,469	8.13	$7.00	1,383,866	$11.12

     No options were granted in the three months ended March 31, 2009. The total intrinsic value of stock options exercised was $1,115 and $0 for the three months ended March 31, 2009 and 2008, respectively.
     Warrants — additional paid-in capital — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 to the Unaudited Condensed Financial Statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and the passage of time. Based on the $2.0 million borrowing at the initial closing, 8,333,333 Warrant Shares vested and are exerciseable immediately on the date of grant and 8,333,333 vested and are exerciseable on April 26, 2009 as the Company had met certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.
     As described more fully in Note 6 to the Unaudited Condensed Financial Statements, the Company computed the fair value of the

16,666,666 warrant shares related to the initial borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of EITF 00-19, EITF 07-5, and APB Opinion 14, the relative fair value assigned to the warrant of approximately $900,000 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the Balance Sheet.
     Warrants — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of March 31, 2009, outstanding warrants to purchase approximately 47,878 shares of common stock at exercise prices of $10.05-$120.96 will expire in 1 to 4 years.
     In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. Using the Black-Scholes pricing model, the Company valued the warrants at $19,296 as of March 31, 2009 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the fair market value of the grant on July 31, 2008 of $1.90 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $12,033 in the three months ended March 31, 2009 and 2008, respectively.
     In December 2007, the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants were fully vested when granted and expire December 17, 2012. Using the Black-Scholes pricing model, the Company valued the warrants at $11,328 using an expected life of 2.5 years, a 3.49% risk-free interest rate, a 76% volatility rate and the fair market value at the grant date of $2.38 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations. The warrants were fully expensed in 2007.
     In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The warrant vesting period ends June 30, 2009 and the warrants expire August 31, 2013. Using the Black-Scholes pricing model, the Company valued the warrants at $38,855 as of March 31, 2009 using an expected life ranging from 2.75 to 3.25 years, a risk-free interest rate ranging from 2.0% to 2.48%, volatility ranging from 79% to 81%, and a fair market value ranging from $0.18 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the service period in the condensed statement of operations resulting in expense of $0 and $49,395 in the three months ended March 31, 2009 and 2008, respectively.
8. RELATED PARTIES
     The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer (“CSO”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the CSO of $3,000 and $30,000 in the three months ended March 31, 2009 and 2008, respectively. While the Company did not issue any stock options in the three months ended March 31, 2009, the Company did issue 10,000 and 42,300 stock options to the CSO in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 2008 grants at $973 as of March 31, 2009 using an expected life of 5.0 years, a 1.520% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date and expire December 17, 2018. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in no expense in the three months ended March 31, 2009 and 2008. Using the Black-Scholes pricing model, the Company valued the 2007 grants at $2,860 as of March 31, 2009 using an expected life of 6.02 years, a 1.67% risk free interest rate, a 97% volatility rate, and the fair market value on the most current option remeasurement date of $0.18 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $530 and $6,254 in the three months ended March 31, 2009 and 2008, respectively.
     During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer

(“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. Using the Black-Scholes pricing model, the Company valued the options at $51,864 as of December 31, 2006 using an expected life of 5.30 years, a 2.48% risk-free interest rate, a 79% volatility rate and the fair market value on the last option measurement date of $2.90 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The Company expensed the option as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $12,297 in the three months ended March 31, 2009 and 2008, respectively.
     The Company’s Chief Development Officer (“CDO”) is also an employee of the Company’s primary investor. The Company paid the CDO compensation in the amount of $15,000 and $92,500 in the three months ended March 31, 2009 and 2008, respectively, and granted 26,921 shares of stock options to the CDO in 2007. The Company did not grant any options to the CDO either in 2008 or in the first three months of 2009. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 as of March 31, 2009 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the grant date fair market values ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $2,880 and $2,582 in the three months ended March 31, 2009 and 2008, respectively.
9. COMMITMENTS
     Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $109,057 and $58,974 for the three months ended March 31, 2009 and 2008, respectively, and $1,114,792 for the period from June 14, 2004 (date of inception) to March 31, 2009.
     Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to March 31, 2009 are as follows:

Amount
April through December 2009	$323,256
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,708,840

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
10. INCOME TAXES
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
     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2008; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of March

31, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
     As of March 31, 2009, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 12 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
11. EMPLOYEE BENEFIT PLANS
     The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2009 and 2008. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $35,355 and $40,825 in the three months ended March 31, 2009 and 2008, respectively, and $90,479 for the period from June 14, 2004 (date of inception) to March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties that exist in our operations, development efforts and business environment, including but not limited to those set forth under the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.
Overview
     Background
     VIA Pharmaceuticals, Inc. incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in the blood vessel wall, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients will undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 metabolic disorders program.
     Recent Developments
     On May 1, 2009, the Company announced results of a sub-study of the ACS Phase II clinical trial of VIA-2291 at the American Heart Association (“AHA”) Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The purpose of the sub-study was to evaluate the effect of VIA-2291 25mg, 50mg and 100mg doses relative to placebo from baseline in patients dosed with VIA-2291 for 24 weeks. After completion of the initial 12 weeks of dosing, more than 85 of the 191 total ACS patients continued on to receive an additional 12 weeks of dosing on top of current standard medical care and received a 64 slice multi-detector comlputed tomography (“MDCT”) scan at baseline and 24 weeks. Evaluable scans from patients treated with placebo showed significantly more evidence of new plaque lesions from VIA-2291 treated patients. MDCT scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the progression of unstable coronary plaques that lead to heart attacks and stroke.
     Description of Business
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
     VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall thereby leading to a reduction in MACE. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase II clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase II study of VIA-2291 at clinical sites in Italy for patients who had a CEA procedure. In addition, the Company enrolled 191 patients in a second Phase II study at 15 clinical sites in the United States and Canada for patients with ACS who experienced a recent heart attack. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice MDCT scan following up on the baseline MDCT scan that all patients received in the ACS trial.

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
     As described under Part I, Item 1 “Business — ACS and CEA Clinical Trial Results,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the AHA 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.
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
     In December 2008, the Company entered into two agreements with Roche to license, on an exclusive, worldwide basis, two sets of compounds. The first license is for Roche’s thyroid hormone receptor (“THR”) beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 (“DGAT1”) metabolic disorders program.
     To further expand its product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional preclinical or clinical compounds that it believes may be of interest in treating inflammation.
     Through March 31, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of March 31, 2009, the Company’s accumulated deficit was approximately $64.9 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through a merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of March 31, 2009, the Company had $2.4 million in cash on hand. As more fully described in Note 6 to the Unaudited Condensed Financial Statements, in March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8.0 million at subsequent closings pursuant to the terms of the loan. The Company secured the loan with all of its assets, including the Company’s intellectual property. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
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
     Revenue
     The Company has not generated any revenue to date and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

     Research and Development Expenses
     Since inception, the Company is focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company has one compound, VIA-2291, in completed ACS and CEA Phase II clinical trials in North America and Europe, and ongoing in the FDG-PET Phase II clinical trial in North America. As described more fully above under “Recent Developments”, the Company reported results from a sub-study of its ACS Phase II clinical trial in May of 2009.
     Research and development (“R&D”) expense represented 51% and 55% of total operating expense for the three months ended March 31, 2009 and 2008, respectively, and 57% for the period from June 14, 2004 (date of inception) to March 31, 2009. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to March 31, 2009:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Externally generated research and development expense	$1,435,875	$2,219,801	$26,501,851
Internally generated research and development expense	698,881	1,098,361	10,483,868

Total	$2,134,756	$3,318,162	$36,985,719

     Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
In-licensing expenses	$400,000	$6,250	$5,270,000
CRO and investigator expenses	530,754	1,456,290	10,189,978
Consulting expenses	269,129	312,598	5,567,667
Other	235,992	444,663	5,474,206

Total	$1,435,875	$2,219,801	$26,501,851

     Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Personnel and related expenses	$482,576	$769,880	$7,296,530
Stock-based compensation expense	101,111	114,034	920,944
Travel and entertainment expense	38,785	108,885	1,024,155
Other	76,409	105,562	1,242,239

Total	$698,881	$1,098,361	$10,483,868

     The Company does not presently segregate research and development expenses by project because our research is focused exclusively on atherosclerosis and cardiometabolic disease as a unitary field of study. Although the Company has a mix of preclinical and clinical research and development, these areas are combined and have not yet matured to the point where they are separate and distinct projects. The Company does not separately allocate the intellectual property, scientists and other resources dedicated to these efforts to individual projects as we are conducting our research on an integrated basis.
     The Company expects that research and development expenses will continue to be a significant expenditure for the foreseeable future. Clinical trial activity in the CEA and ACS Phase II clinical trials has decreased as a result of completing the studies, although expenditures for the ongoing FDG-PET trial remain significant. In addition, the Company anticipates the potential need to further expand activities as a result of assets recently licensed from Roche that will require significant spending on preclinical and clinical development. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.
     The Company believes that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the preclinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant preclinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The Company reported results for the ACS and CEA Phase II clinical trials at the AHA Conference in November 2008 and reported results from the sub-study of its ACS Phase II clinical trial at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in May of 2009. Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.
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
     Interest Income, Interest Expense and Other Expenses
     Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured notes payable and capital leases. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions, and unrealized gains and losses associated with the warrant obligation.
Results of Operations
Comparison of the three months ended March 31, 2009 and 2008
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	2,134,756	3,318,162	(1,183,406)	(36)%
General and administrative expense	2,064,020	2,664,957	(600,937)	(23)%
Interest income	—	102,754	(102,754)	—
Interest expense	113,217	120	113,097	—
Other income/(expense)	9,855	(28,739)	38,594	134%
     Revenue. The Company did not generate any revenue in the three months ended March 31, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense decreased 36%, or approximately $1.2 million, from $3.3 million for the three months ended March 31, 2008 to $2.1 million for the three months ended March 31, 2009. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $1.0 million from $1.5 million in the three months ended March 31, 2008 to $500,000 in the three months ended March 31, 2009; and data analysis and other R&D expenses decreased $200,000 from $400,000 in the three months ended March 31, 2008 to $200,000 in the three months ended March 31, 2009. These R&D and clinical trial related expenses decreased primarily because the of the completion of the ACS and CEA phase II clinical trials in the fourth quarter of 2008, net of an increase in the progress in the FDG-PET phase II clinical trial in Q1 2009. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $400,000 from $1.1 million in the three months ended March 31, 2008 to $700,000 in the three months ended March 31, 2009 primarily as a result of a decrease in headcount and a decrease in the amount of bonus expense in Q1 2009 versus Q1 2008. In-licensing expenses increased $400,000 from $0 in the three months ended March 31, 2008 to $400,000 in the three months ended March 31, 2009 due the in-license of two Roche compounds in the three months ended March 31, 2009. Consulting expenses were approximately $300,000 in each of the three months ended March 31, 2009 and 2008.
     General and Administrative Expense. General and administrative expense decreased 23%, or approximately $600,000, from $2.7 million for the three months ended March 31, 2008 to $2.1 million for the three months ended March 31, 2009. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $200,000 from $1.2 million in the three months ended March 31, 2008 to $1.0 million in the three months ended March 31, 2009, primarily due to a decrease in the amount of incentive compensation expense in Q1 2009 versus Q1 2008. Corporate general and administrative expenses decreased $300,000 from $1.2 million in the three months ended March 31, 2008 to $900,000 in the three months ended March 31, 2009 primarily due to a $300,000 decreases in audit and legal expense, $100,000 decrease in public company expenses primarily due to a significant decrease in investor relations expenses, offset by a $100,000 increase in facilities expenses primarily due to an increase in rent related to the new leased property. Consulting expenses decreased $100,000 from $300,000 in the three months ended March 31, 2008 to $200,000 in the three months ended March 31, 2009 due primarily to the timing of business development services.
     Interest Income. Interest income decreased $103,000, from $103,000 in the three months ended March 31, 2008 to $0 in the three months ended March 31, 2009. The Company did not have any substantive excess cash reserves to invest in the first quarter of 2009.
     Interest Expense. Interest expense increased $113,000 from $0 in the three months ended March 31, 2008 to $100,000 in the three months ended March 31, 2009. The $113,000 in interest expense consisted of $16,000 in interest on the note payable — affiliate and $97,000 in interest expense incurred in the amortization of the discount on notes payable — affiliate.
     Other Income/(Expense). Other income/(expense) increased $39,000, from net losses on foreign exchange transactions of ($29,000) in the three months ended March 31, 2008 to net gains on foreign exchange gains of $10,000 in the three months ended March 31, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA phase II clinical trial.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 to the Unaudited Condensed Financial Statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8.0 million at subsequent closings pursuant to the terms of the loan. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current obligations through the third quarter of 2009. Borrowings subsequent to the initial $2.0 million borrowing are at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.
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
     Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to March 31, 2009 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of March 31, 2009.
     The Company had $2.4 million in cash and cash equivalents at March 31, 2009 compared to $17.9 million as of March 31, 2008. During the twelve months ended March 31, 2009, the Company had cash inflows of $2.1 million and cash outflows of $17.6 million resulting in a net decrease in cash of $15.5 million. Cash inflows consisted of the $2.0 million in proceeds from the initial draw on the affiliate loan arrangement, and $100,000 in interest income. Cash outflows of $17.6 million consisted of $4.8 million in payments for payroll and related expenses, $6.3 million in payments for research and development related expenses, $1.9 million in payments to consultants for consulting services, $1.3 million in payments for legal services, $1.5 million in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.8 million in payments for travel reimbursement, facilities and other office related expenses.
     The Company used $3.7 million and $5.2 million in net cash from operations in the three months ended March 31, 2009 and 2008, respectively, and $57.4 million for the period from June 14, 2004 (date of inception) to March 31, 2009. The $1.5 million decrease in the net cash used in operations resulted from an decrease of $1.6 million in net loss from $5.9 million in the three months ended March 31, 2008 to $4.3 million in the three months ended March 31, 2009, a $500,000 decrease in net assets, a $600,000 decrease in net liabilities; a $100,000 increase in amortization of the discount on notes payable; and a decrease of $100,000 in stock-based compensation expense. The decrease of $1.6 million in net loss was the result of a decrease of $1.2 million in research and development expenses and a decrease of $600,000 in general and administrative expenses, offset by an decrease of $100,000 in interest income and an increase of $100,000 in interest expense. For the period from June 14, 2004 (date of inception) to March 31, 2009, the Company used $57.4 million in operating activities primarily resulting from inception-to-date net losses of $64.9 million, net of $3.1 million in inception-to-date stock compensation expense, $500,000 in depreciation and amortization expense and other non-cash expenses, and a $3.9 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
     The Company used $3,000 and $5,000 in net cash from investing activities in the three months ended March 31, 2009 and 2008, respectively, and obtained $10.2 million cash from investing activities for the period from June 14, 2004 (date of inception) to March 31, 2009. The Company used $3,000 and $5,000 in cash for capital expenditures in the three months ended March 31, 2009 and 2008, respectively. From June 14, 2004 (date of inception) to March 31, 2009, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $651,000 in capital expenditures.
     Net cash provided from financing activities increased by $2.0 million from $1,000 of cash used in the three months ended March 31, 2008 to $2.0 million of cash received in the three months ended March

31, 2009. The increase of $2.0 million reflects the first draw on the note payable to an affiliate in the three months ended March 31, 2009. There were no debt or equity financings in 2008. From June 14, 2004 (date of inception) to March 31, 2009, the Company has received $49.6 million in net cash provided by financing activities. The $49.6 million of cash provided consists of $24.4 million of cash received through the issuance of secured convertible debt, $2.0 million from the issuance of notes payable to an affiliate, $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from the exercise of stock options.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of March 31, 2009:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	1,708,840	431,462	887,465	389,913	—
Notes payable — affiliate (2)	2,000,000	2,000,000	—	—	—
Uncertain tax positions (3)	—	—	—	—	—

	$3,708,840	$2,431,462	$887,465	$389,913	$—

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

(2)
As more fully described in Note 6 to the Unaudited Condensed Financial Statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement (the “Loan Transaction”). On March 12, 2009, the Company borrowed an initial amount of $2.0 million. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $8.0 million at subsequent closings pursuant to the terms of the Loan Agreement and Notes. The Notes are secured by a first priority lien on all of the assets of the Company. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) September 14, 2009, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

(3)
The Company adopted FIN 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2008 was $274,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-Balance Sheet Arrangements
     The Company has not engaged in any off-balance sheet arrangements.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition and results of operations are based on its unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 2 to the Unaudited Condensed Financial Statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s unaudited condensed financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, which form its basis for management’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company’s management believes the following accounting policies and estimates are most critical to aid in understanding and evaluating the Company’s reported financial results.
     A critical accounting policy is defined as one that is both material to the presentation of our unaudited condensed financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are uncertain at the time of the estimate; and 2) different estimates we could reasonably use, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience, facts available to date, and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the unaudited condensed financial statements as soon as they became known. The estimates are subject to variability in the future due to external economic factors as well as the timing and cost of future events. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our unaudited condensed financial statements are fairly stated in accordance with GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed financial statements.
Research and Development Accruals
     As part of the process of preparing its unaudited condensed financial statements, the Company is required to estimate expenses that the Company believes it has incurred, but has not yet been billed for. This process involves identifying services and activities that have been performed by third party vendors on the Company’s behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in its unaudited condensed financial statements. Examples of expenses for which the Company accrues include professional services, such as those provided by certain CROs and investigators in conjunction with clinical trials, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. The Company makes these estimates based upon progress of activities related to contractual obligations and also information received from vendors.
     A substantial portion of the Company’s preclinical studies and all of the clinical trials have been performed by third-party CROs and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date.
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
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company estimates common stock price volatility using a hybrid approach of 28% actual historical volatility using a 1.7 year look back period of the Company’s common stock, blended with 72% of an average of selected peer group volatility. Prior to the three months ended March 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     In March 2009, the Company calculated an annualized forfeiture rate of 2.63% using historical data. This rate was used to exclude future forfeitures in the three months ended March 31, 2009 calculation of stock-based compensation expense. The Company used an estimated a forfeiture rate of 5% in the three months ended March 31, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.
     The assumptions used to value option and restricted stock award grants for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Expected life from grant date	6.08	2.5-6.08
Expected volatility	97%	79%
Risk free interest rate	1.67%	2.48%
Dividend yield	—	—

     The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS No. 123R for the three months ended March 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to March 31, 2009, which was included in the unaudited condensed statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Research and development expense	$97,217	$114,034	$916,417
General and administrative expense	241,835	298,938	2,105,157

Total	$339,052	$412,972	$3,021,574

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.7 million in compensation expense over a weighted average remaining period of 2.1 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
     The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the three months ended March 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to March 31, 2009, which was included in the unaudited condensed statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Research and development expense	$3,894	$—	$4,528
General and administrative expense	11,621		13,514

Total	$15,515	$—	$18,042

     If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $107,000 in compensation expense over a weighted average remaining period of 1.7 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
Forward-looking statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to borrow additional amounts under the loan from the Lenders, which is subject to the discretion of the Lenders;

•
the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the loan from the Lenders by the September 14, 2009 maturity date (or earlier if certain repayment acceleration provisions are triggered);

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to comply with covenants included in the loan from the Lenders;

•	the Company’s ability to maintain the listing of its common stock on NASDAQ;

•	the Company’s ability to timely recruit and enroll patients for the FDG-PET clinical trial, as well as any future clinical trial;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing current cardiovascular clinical trials using histological examinations, measurement of biomarkers, medical imaging, and atherosclerotic plaque bioassays;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	if the results of the ACS and CEA studies, upon further review, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;

•	the Company’s ability to obtain necessary FDA approvals, including to initiate future clinical trials of VIA-2291 (such as a Phase IIb trial or a Phase III registration trial);

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline, including the THR Beta Agonist candidate and the other compounds licensed from Roche;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•
the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the risks described under “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q.

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
PART II. — OTHER INFORMATION
Item 1A. Risk Factors
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 are hereby supplemented to include the following:
Risks Related to the Company’s Business
The Company is at an early stage of development. The Company has never generated and may never generate revenues from commercial sales of its products and the Company may not have products to market for several years, if ever.
     Since its inception, the Company has dedicated substantially all its resources to the support and conduct of research and development of compounds for clinical trials, and specifically, toward the development of VIA-2291. Because none of the Company’s current or potential products have been finally approved by any regulatory authority, the Company currently has no products for commercial sale and has not generated any revenues to date. The Company does not expect to generate any revenues until it successfully partners its current or future programs with a large biotechnology or pharmaceutical partner or until it receives final regulatory approval and launches one of its products for sale.
     The Company is conducting three Phase II clinical trials for VIA-2291. The first Phase II clinical trial, the CEA study, completed enrollment in March 2008 and the last patient visit in July 2008. The second Phase II clinical trial, the ACS study, completed enrollment in May 2008 and the last patient visit in August 2008. Clinical data results from the CEA and ACS trials were presented at the American Heart Association Scientific Sessions 2008 conference on November 9, 2008, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. To further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional twelve weeks of treatment at the same dose followed by a 64 slice MDCT scan (the “ACS MDCT sub-study”). Clinical data results from the ACS MDCT sub-study were presented at the American Heart Association Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 on May 1, 2009 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in Part I Item 2 above. The third Phase II clinical trial, the FDG-PET study, is currently enrolling ACS patients who experienced a recent heart attack, who will undergo treatment with a once-a-day 100 mg dose of VIA-2291 or placebo, and be imaged using non-invasive FDG-PET technology. The FDG-PET clinical trial will measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company anticipates results from the FDG-PET Phase II clinical trial in the second half of 2009.
     Based on the data reported from the CEA and ACS studies and the ACS MDCT sub-study, and subject to the receipt of substantial additional financing, the Company anticipates initiating future clinical development activities with respect to VIA-2291 and is currently evaluating various development alternatives. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase IIb trial, a Phase III registration trial or some combination thereof. Any future trials will require regulatory approval. Substantial additional investment in future clinical trials will be required and will require significant time. The Company is also considering its partnering opportunities with large biotechnology or pharmaceutical companies in connection with its future clinical trials and development activities.
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
Risk Related to the Securities Market and Ownership of the Company’s Common Stock
We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock would be seriously limited.
     Our common stock is currently traded on the NASDAQ Capital Market. To maintain a listing on NASDAQ, the Company must maintain minimum listing standards, including quantitative requirements such as certain levels of stockholders’ equity, market capitalization, and continued listing bid price per share of common stock of $1.00 and qualitative requirements such as board and audit committee independence.
     On March 31, 2009, the Company was notified by the NASDAQ Listings Qualification Staff (the “Staff”) that it was not in compliance with NASDAQ Marketplace Rule 4310(c)(3), which requires that the Company maintain either: (i) stockholders’ equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company submitted a specific plan to achieve and sustain compliance with the $2.5 million stockholders’ equity standard, including the time frame for completion of the compliance plan. If the NASDAQ Staff determines that the Company’s plan does not adequately address the issue noted above, the NASDAQ Staff will provide written notice that the Company’s securities will be delisted. At that time, the Company may appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel (the “Panel”), which would stay any further delisting action by NASDAQ pending a final decision by the Panel. There is no assurance that NASDAQ will grant the Company sufficient time to execute its plan to insure that it will maintain its NASDAQ listing. The Company’s common stock may ultimately be delisted from the NASDAQ Capital Market.
     In addition, NASDAQ’s continued listing standards for our common stock require, among other things, that we maintain a closing bid price for our common stock of at least $1.00. Our stock price has been extremely volatile and since October 2008 the bid price per share of common stock has closed below the $1.00 requirement. In response to the current volatility in the U.S. and world financial markets, NASDAQ temporarily suspended the enforcement of the minimum listing requirements for bid price per share and market value of publicly held shares, as of October 16, 2008. The temporary suspension has been extended until July 20, 2009. During the period of the temporary suspension, NASDAQ will not issue any new citations to companies for deficiencies in their bid price per share or their market value of publicly held shares. NASDAQ will continue to monitor securities for compliance during the temporary suspension. Determinations for any new bid price per share and market value of publicly held shares deficiencies will be made using bid prices and market value of publicly held shares starting July 20, 2009. Under the temporarily suspended NASDAQ requirements, if the bid price per share of common stock of the Company fails to meet the minimum listing requirements for a period of 30 consecutive business days, the Company will be notified promptly by NASDAQ and will have a period of 180 calendar days from such notification to achieve compliance. There can be no assurance that the bid price will close above $1.00 by July 20, 2009 when the minimum bid price requirements are reinstated, that the temporary suspension will be further extended or that the Company will be able to maintain the other quantitative and qualitative continued listing requirements of NASDAQ. The trading price of the Company’s common stock is likely to continue to be volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among other things, general and industry-specific economic conditions, recent and future financial market events, the Company’s need for substantial additional financing in the near term, lack of trading volume in the Company’s stock, the results of the Company’s clinical trials and concentration of stock ownership by the Company’s principal investor. These broad market and industry factors may seriously harm the market price of the Company’s common stock and cause the Company to not satisfy certain NASDAQ requirements, including the minimum continued listing bid price of $1.00 for its common stock if it is reinstated in July 2009.
     NASDAQ also requires companies to maintain certain qualitative listing standards including, among other things, independence requirements for boards of directors and audit committees. On March 23, 2009, the Company notified the Staff that Richard L. Anderson, an independent director and a member of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee, passed away. As a result of Mr. Anderson’s death, the Company’s board of directors is no longer comprised of a majority of independent directors and the Company’s Audit Committee is no longer comprised of at least three independent directors, as required by NASDAQ Marketplace Rules 4350(c)(1) and 4350(d)(2)(A), respectively. In accordance with NASDAQ Marketplace Rules 4350(c)(1) and 4350(d)(4)(B), the Company has until September 17, 2009 (the “cure period”) to regain compliance with the NASDAQ listing standards. If the Company fails to appoint a director who satisfies the independence requirements of the NASDAQ Marketplace Rules, the Company’s common stock may be delisted from the NASDAQ Capital Market. There is no assurance that the Company will be able to identify and appoint a new director who satisfies the NASDAQ independence requirements prior to the expiration of the cure period.
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
     The Company reported results from its CEA and ACS Phase II clinical trials on November 9, 2008 at the American Heart Association Scientific Sessions 2008 conference in New Orleans, Louisiana. Additionally, clinical trial results from the ACS MDCT sub-study were presented at the American Heart Association Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 on May 1, 2009. The CEA and ACS clinical trial results, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the ACS MDCT sub-study clinical trial results, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in Part I Item 2 above, may not be viewed favorably by third parties, including investors, analysts and potential collaborators. In addition, the Company may not be successful in completing the FDG-PET clinical trial or commencing or completing further clinical trials to demonstrate the efficacy of VIA-2291 on the currently projected timetable, if at all. The Company anticipates results from the FDG-PET Phase II clinical trial in the second half of 2009. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of VIA-2291 or any of its other product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Fourth Amended and Restated Bylaws of VIA Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.3	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.1	Note and Warrant Purchase Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.2	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P (filed as Exhibit 10.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.3	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV

Exhibit No.	Description

Co-Investment Fund, L.P. (filed as Exhibit 10.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.4	Consulting Agreement by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun, M.D., dated January 29, 2009 (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2009 and incorporated herein by reference)

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2009

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer