Form 10-Q
period 2009-06-30
VIA Pharmaceuticals, Inc.
filed 2009-08-12
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2009, there were 20,646,374 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.
PART I. — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	1
Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2009 and 2008, and for the Period from June 14, 2004 (date of inception) to June 30, 2009	2
Unaudited Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2009 and 2008, and for the Period from June 14, 2004 (date of inception) to June 30, 2009	3
Notes to the Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4T. Controls and Procedures	36
PART II. — OTHER INFORMATION	36
Item 1A. Risk Factors	36
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 6. Exhibits	38
SIGNATURE	40
EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
i

PART I. — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,916,190	$4,064,545
Prepaid expenses and other current assets	287,295	604,080

Total current assets	3,203,485	4,668,625
Property and equipment-net	229,028	291,804
Other non-current assets	40,374	40,374

Total	$3,472,887	$5,000,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,147	$753,824
Accrued expenses and other liabilities	2,294,966	2,652,458
Interest payable — affiliate	128,219	—
Notes payable — affiliate — net of discount of $2,920,920	3,079,080	—

Total current liabilities	5,792,412	3,406,282
Deferred rent	35,748	30,637

Total liabilities	5,828,160	3,436,919
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at June 30, 2009 and December 31, 2008; 20,646,374 and 20,592,718 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20,646	20,593
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at June 30, 2009 and December 31, 2008; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at June 30, 2009 and December 31, 2008; 2,000 shares issued and outstanding at June 30, 2009 and December 31, 2008; liquidation preference of $2,000,000	2	2
Additional paid-in capital	66,943,647	62,169,530
Deficit accumulated in the development stage	(69,319,568)	(60,626,241)

Total stockholders’ equity (deficit)	(2,355,273)	1,563,884

Total	$3,472,887	$5,000,803

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Period From
					June 14, 2004
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	1,508,053	3,120,027	3,642,809	6,438,189	38,493,772
General and administration	1,729,884	2,106,815	3,793,904	4,771,772	25,641,637
Merger transaction costs	—	—	—	—	3,824,090

Total operating costs and expenses	3,237,937	5,226,842	7,436,713	11,209,961	67,959,499

Operating loss	(3,237,937)	(5,226,842)	(7,436,713)	(11,209,961)	(67,959,499)

Other income (expense):
Interest income	—	50,438	—	153,192	914,628
Interest expense	(1,152,953)	(94)	(1,266,170)	(214)	(2,271,263)
Other (expense) income	(299)	5,475	9,556	(23,264)	(3,434)

Total other income (expense)	(1,153,252)	55,819	(1,256,614)	129,714	(1,360,069)

Net Loss	$(4,391,189)	$(5,171,023)	$(8,693,327)	$(11,080,247)	$(69,319,568)

Loss per share of common stock—basic and diluted	$(0.22)	$(0.27)	$(0.44)	$(0.57)

Weighted average shares outstanding—basic and diluted	19,894,804	19,588,094	19,805,994	19,581,217

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Period From
			June 14, 2004
			(Date of
	Six Months Ended		Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(8,693,327)	$(11,080,247)	$(69,319,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,495	80,736	463,008
Amortization of discount on notes payable — affiliate	1,137,951	—	1,137,951
Loss on disposal of property and equipment	—	—	4,163
Change in unrealized gain on foreign currency hedge	—	(6,015)	—
Stock compensation expense	713,366	790,112	3,405,793
Deferred rent	5,111	1,761	35,748
Changes in assets and liabilities:
Prepaid expenses and other assets	316,785	173,180	(352,669)
Accounts payable	(463,678)	(400,500)	286,657
Accrued expenses and other liabilities	(357,491)	(33,254)	2,394,968
Interest payable — affiliate	128,219	—	1,120,941

Net cash used in operating activities	(7,143,569)	(10,474,227)	(60,823,008)

Cash flows from investing activities:
Purchase of property and equipment	(7,251)	(106,953)	(655,271)
Sale of property and equipment	532	—	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	(6,719)	(106,953)	10,142,352

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	6,000,000	—	6,000,000
Capital lease payments	—	(1,518)	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,933	—	48,259
Repurchase and retirement of common stock	—	—	(5,800)

Net cash provided by (used in) financing activities	6,001,933	(1,518)	53,596,846

Increase (decrease) in cash and cash equivalents	(1,148,355)	(10,582,698)	2,916,190
Cash and cash equivalents-beginning of period	4,064,545	23,098,764	—

Cash and cash equivalents-end of period	$2,916,190	$12,516,066	$2,916,190

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$4,058,871	$—	$4,058,871

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$215	$7,856

Taxes paid	$1,716	$3,470	$41,165

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
     Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in plaque, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyltransferease 1 metabolic disorders program.
     Through June 30, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
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
     Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of June 30, 2009, the Company had an accumulated net deficit of approximately $69.3 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of June 30, 2009, the Company had approximately $2.9 million in cash and cash equivalents. In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million, and made two additional $2.0 million draws in the quarter ended June 30, 2009. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $4.0 million at subsequent closings pursuant to the terms of the loan. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current operating cash requirements through the third quarter of 2009. The Company’s ability to draw the remaining $4.0 million of available future borrowings is at the discretion of the Lenders.

Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under this loan, which are due September 14, 2009, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three and six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
     On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to June 30, 2009. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
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
     Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In December 2008, the Company wrote-off $21,000 in certain unamortized purchased licensed patent rights in anticipation of terminating the related purchase contract in 2009. Through June 30, 2009, there have been no other such impairments.
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
     In March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”), as more fully described in Note 6 to the Unaudited Condensed Financial Statements. At March 12, 2009, the Company valued and reported the freestanding warrant issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s Balance Sheets under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), and Accounting Principles Board (“APB”) Opinion 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB Opinion 14”). The Company made $2.0 million draws under the Loan Agreement on March 12, 2009, May 19, 2009 and June 29, 2009 with warrants vesting at the time of each draw as described more fully in Note 6 to the Unaudited Condensed Financial Statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within level 3 of the fair value hierarchy.
     Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of June 30, 2009 (including the change in fair value when applicable), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
June 30, 2009
Fair value — December 31, 2008	$—
Warrants (1)	4,058,871
Change in unrealized gains related to financial instruments at June 30, 2009 (2)	—

Fair value — June 30, 2009	$4,058,871

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting date and do not result in gains and losses.
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
     The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(4,391,189)	$(5,171,023)	$(8,693,327)	$(11,080,247)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,647,205	19,707,257	20,622,386	19,707,257
Less: Weighted-average shares of common stock subject to repurchase	(752,401)	(119,163)	(816,392)	(126,040)

Weighted-average shares used in computing basic net loss per share	19,894,804	19,588,094	19,805,994	19,581,217
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	19,894,804	19,588,094	19,805,994	19,581,217

Basic and diluted net loss per share	$(0.22)	$(0.27)	$(0.44)	$(0.57)

     Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three and six months ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive:

	Three and Six Months Ended
	June 30, 2009	June 30, 2008
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,743,689	2,826,976
Shares of common stock subject to outstanding warrants	83,539,559	231,454
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,283,248	3,058,430

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
     The following table presents the calculation of total comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(4,391,189)	$(5,171,023)	$(8,693,327)	$(11,080,247)
Changes in unrealized gain (loss) on foreign currency cash flow hedges	—	(5,534)	—	(6,015)

Basic and diluted net loss per share	$(4,391,189)	$(5,176,557)	$(8,693,327)	$(11,086,262)

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
     As of June 30, 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s June 30, 2009 or December 31, 2008 Balance Sheets.
     The Company recorded net realized gains of $0 and $44,743 for the three months ended June 30, 2009 and 2008, respectively, $0 and $47,338 for the six months ended June 30, 2009 and 2008, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to June 30, 2009 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the condensed statement of operations. Of the $44,743 in net realized gains for the three months ended June 30, 2008, $11,038 were gains on forward foreign exchange contracts; of the $47,338 in net realized gains for the six months ended June 30, 2009, $11,510 were gains on forward foreign exchange contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to June 30, 2009. Net unrealized gains remaining in accumulated other comprehensive income (loss) was $0 at June 30, 2009 and December 31, 2008. The intrinsic value of the Company’s cash flow hedge contracts outstanding at June 30, 2009 and December 31, 2008 was $0.

     New Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. SFAS No. 166 is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted SFAS No. 166 and does not expect that SFAS No. 166 will have any impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation 46(R) to require the Company to perform an analysis of our existing investments to determine whether our variable interest or interests give the Company a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends FASB Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted SFAS No. 167 and does not expect that SFAS No. 167 will have any impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”). The primary purpose of SFAS No. 168 is to improve clarity and use of existing standards by grouping authoritative literature under common topics. SFAS No. 168 does not change or alter existing GAAP. SFAS No. 168 is effective for annual and interim periods ending after September 15, 2009. The Company has not yet adopted SFAS No. 168 but does not expect that the SFAS No. 168 will have a material impact on the Company’s financial statements.
     Recently Adopted Accounting Pronouncements — In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 and determined the Staff Position did not have a material impact on our interim disclosures.
     In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides further clarification for guidance provided by SFAS No. 157, regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 and determined it did not have an impact on our financial results.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management will evaluate transactions for potential recognition or disclosure in the financial statements, and the circumstances under which management should recognize transactions or events occurring after the balance sheet date in the financial statements, and the requisite disclosures. SFAS No. 165 is effective for annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 and determined it did not have an impact on the Company’s financial statements or disclosures in the financial statements.
     The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements through August 12, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 12, 2009.

3. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are now being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
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
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of June 30, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted average of actual historical volatility using a look back period of approximately 2 years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 135% and 90%, respectively, as of June 30, 2009, and the blended volatility rate was approximately 105% as of June 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the six months ended June 30, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     In June 2009, the Company calculated an annualized forfeiture rate of 2.64% using historical data. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of June 30, 2009. The Company used an estimated forfeiture rate of 5.0% in the calculation of stock-based compensation expense as of June 30, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.
     The assumptions used to value option and restricted stock award grants for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expected life from grant date	6.08	6.08	6.08	2.50-6.08
Expected volatility	105%	81%	105%	79%-81%
Risk free interest rate	2.89%	3.49%	2.89%	2.48-3.49%
Dividend yield	—	—	—	—
     The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS No. 123R for the three and six months ended June 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to June 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Research and development expense	$111,778	$134,206	$208,995	$248,239	$1,028,195
General and administrative expense	231,250	242,934	473,085	541,873	2,336,407

Total	$343,028	$377,140	$682,080	$790,112	$3,364,602

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.4 million in compensation expense over a weighted average remaining period of 1.95 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
     The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the three and six months ended June 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to June 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Research and development expense	$3,926	$—	$7,820	$—	$8,454
General and administrative expense	11,845	—	23,466	—	25,359

Total	$15,771	$—	$31,286	$—	$33,813

     If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $92,000 in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any restricted stock awards that do not vest.
4. RESEARCH AND DEVELOPMENT
     The Company’s research and development expenses include expenses related to Phase II clinical development of the Company’s lead compound VIA-2291, regulatory activities, and preclinical development costs for additional assets in the Company’s product pipeline. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to June 30, 2009:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Externally generated R&D expense	$817,598	$1,890,096	$2,253,473	$4,109,573	$27,319,449
Internally generated R&D expense	690,455	1,229,931	1,389,336	2,328,616	11,174,323

Total	$1,508,053	$3,120,027	$3,642,809	$6,438,189	$38,493,772

     Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
In-licensing expenses	$—	$6,250	$400,000	$12,500	$5,270,000
CRO and investigator expenses	157,512	1,165,357	688,266	2,621,647	10,347,490
Consulting expenses	435,075	392,868	704,204	705,467	6,002,742
Other	225,011	325,621	461,003	769,959	5,699,217

Total	$817,598	$1,890,096	$2,253,473	$4,109,573	$27,319,449

     Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Payroll and payroll related expenses	$438,439	$821,233	$921,015	$1,591,113	$7,734,969
Stock-based compensation	115,703	134,206	216,814	248,239	1,036,647
Travel and entertainment expenses	66,231	99,698	105,016	208,583	1,090,386
Other	70,082	174,794	146,491	280,681	1,312,321

Total	$690,455	$1,229,931	$1,389,336	$2,328,616	$11,174,323

5. PROPERTY AND EQUIPMENT
     Property and equipment — net, at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Property and equipment at cost:
Computer equipment and software	$322,378	$321,217
Furniture and fixtures	113,363	108,869
Office equipment	38,282	38,282
Leasehold improvements	129,740	129,740

Total property and equipment at cost	603,763	598,108
Less: accumulated depreciation	(374,735)	(306,304)

Total	$229,028	$291,804

     Depreciation expense on property and equipment was $34,570 and $41,858 in the three months ended June 30, 2009 and 2008, respectively, $69,495 and $81,285 in the six months ended June 30, 2009 and 2008, respectively, and $437,008 for the period from June 14, 2004 (date of inception) to June 30, 2009, and was included in the condensed statements of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Research and development expense	$6,009	$10,895	$11,865	$20,761	$121,501
General and administrative expense	28,561	30,963	57,630	60,524	315,507

Total	$34,570	$41,858	$69,495	$81,285	$437,008

6. FINANCING ARRANGEMENTS
     In March 2009, the Company entered into the Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement (the “Loan Transaction”).

     On March 12, 2009, the Company borrowed an initial amount of $2.0 million, and during the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $4.0 million at subsequent closings pursuant to the terms of the Loan Agreement and Notes. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) September 14, 2009, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
     Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn, as more fully described below. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the aggregate $6.0 million of borrowings at June 30, 2009, 33,333,334 Warrant Shares are vested and are exercisable, 8,333,333 shares vest and are exercisable July 3, 2009, and 8,333,333 shares vest and are exercisable August 13, 2009. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.
     On March 12, 2009, the fair value of the note and of the 16,666,666 warrant shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the warrant. The Company has recorded the $900,000 freestanding warrant as permanent equity under EITF 00-19 and EITF 07-5. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through September 14, 2009, the maturity date of the note payable. The Company reported $440,000 and $537,000 of interest expense from the amortization of the discount in the three and six months ended June 30, 2009, respectively, which is included in the statement of operations for the three and six months ended June 30, 2009. At June 30, 2009, the balance of notes payable net of discount was $1,637,079 and the unamortized discount was $362,921.
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
     On May 19, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 warrant shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the warrant. The Company has recorded the $1.5 million freestanding warrant as permanent equity under EITF 00-19 and EITF 07-5. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through September 14, 2009, the maturity date of the note payable. The

Company reported $559,000 of interest expense from the amortization of the discount in the three and six months ended June 30, 2009, which is included in the statement of operations for the three and six months ended June 30, 2009. At June 30, 2009, the balance of notes payable net of discount was $1,025,704 and the unamortized discount was $974,296.
     The Company estimated the fair value of the warrant of approximately $1.5 million at May 19, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the warrant at May 19, 2009 (date of inception) are:

May 19, 2009
Expected life from grant date — in years	4.81
Expected volatility	108.63%
Risk free interest rate	2.05%
Dividend yield	—
     On June 29, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 warrant shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the warrant. The Company has recorded the $1.6 million freestanding warrant as permanent equity under EITF 00-19 and EITF 07-5. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through September 14, 2009, the maturity date of the note payable. The Company reported $42,000 of interest expense from the amortization of the discount in the three and six months ended June 30, 2009, which is included in the statement of operations for the three and six months ended June 30, 2009. At June 30, 2009, the balance of notes payable net of discount was $416,296 and the unamortized discount was $1,583,703.
     The Company estimated the fair value of the warrant of approximately $1.6 million at June 29, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the warrant at June 29, 2009 (date of inception) are:

June 29, 2009
Expected life from grant date — in years	4.7
Expected volatility	112.03%
Risk free interest rate	2.40%
Dividend yield	—
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
     Common Stock — The Company’s authorized common stock was 200,000,000 shares at June 30, 2009 and December 31, 2008. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights. At June 30, 2009 and December 31, 2008, the Company had reserved the following shares of common stock for issuance:

	June 30,	December 31,
(In shares)	2009	2008
2007 Incentive Award Plan — outstanding and available to grant	3,328,398	2,882,054
Shares of common stock subject to outstanding warrants	83,539,559	207,479
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,867,957	3,089,533

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
     Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at June 30, 2009 and December 31, 2008. There were no issued and outstanding shares of Series A Preferred Stock at June 30, 2009 and December 31, 2008.
     The Company’s authorized Series C Preferred Stock was 17,000 shares at June 30, 2009 and December 31, 2008. There were 2,000 shares of Series C Preferred Stock issued and outstanding as of June 30, 2009 and December 31, 2008. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
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
     2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 584,709 and 74,127 shares available for future grant as of June 30, 2009 and December 31, 2008, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2009 and 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
     Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $15,771 and $31,286 in stock-based compensation expense during the three and six months ended June 30, 2009 and $33,813 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to June 30, 2009. As the restricted stock awards vest through 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the outstanding restricted stock awards at June 30, 2009 fully vest, the Company will recognize approximately $62,882 and $60,101 in the years ended December 31, 2009 and 2010, respectively. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
     A summary of restricted stock activity from December 31, 2008 to June 30, 2009 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2008	852,750	$0.15
Granted	—	—
Vested	(212,978)	$0.15
Forfeited	(3,959)	$0.15

Unvested at June 30, 2009	635,813	$0.15

     A summary of stock option award activity in the period from December 31, 2008 to June 30, 2009 follows:

		Weighted
		Average
	Option Shares	Exercise
	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77
Granted	11,000	$0.18
Exercised	(57,615)	$0.03
Canceled	(17,623)	$3.81

2007 Incentive Award Plan Options Outstanding — June 30, 2009	2,743,689	$6.90

     As of June 30, 2009, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the Plan, of which 52,264 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

     The following table summarizes information concerning outstanding and exercisable options outstanding at June 30, 2009:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	183,565	5.91	$0.03	183,565	5.91	$0.03	183,565	$0.03
$0.14	87,718	7.32	$0.14	87,584	7.32	$0.14	82,643	$0.14
$0.15	50,000	9.47	$0.15	50,000	9.47	$0.15	50,000	$0.15
$0.18	11,000	9.79	$0.18	10,710	9.79	$0.18	—	$0.18
$1.70	750	9.12	$1.70	730	9.12	$1.70	—	$1.70
$2.19	35,000	8.97	$2.19	34,326	8.97	$2.19	9,479	$2.19
$2.38	1,385,150	8.47	$2.38	1,363,659	8.47	$2.38	571,091	$2.38
$2.90	235,000	8.55	$2.90	230,993	8.55	$2.90	83,228	$2.90
$3.10	12,000	8.73	$3.10	11,783	8.73	$3.10	3,770	$3.10
$3.48	390,206	8.09	$3.48	384,638	8.09	$3.48	179,288	$3.48
$5.10	22,300	7.93	$5.10	22,300	7.93	$5.10	22,300	$5.10
$5.55	18,586	7.93	$5.55	18,586	7.93	$5.55	18,586	$5.55
$11.25-1023.75	312,414	5.40	$42.36	312,414	5.40	$42.36	312,414	$42.36

	2,743,689	7.89	$6.90	2,711,288	7.89	$6.95	1,516,364	$10.38

     The weighted average fair value of options granted was $0.1478 and $1.57 per share in the six month periods ended June 30, 2009 and 2008, respectively. The total intrinsic value of stock options exercised was $11,865 and $0 for the six months ended June 30, 2009 and 2008, respectively.
     Warrants — additional paid-in capital — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 to the Unaudited Condensed Financial Statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $6.0 million of borrowings at June 30, 2009, 33,333,334 Warrant Shares are vested and are exercisable, 8,333,333 shares vest and are exercisable on July 3, 2009, and 8,333,333 shares vest and are exercisable on August 13, 2009.
     As described more fully in Note 6 to the Unaudited Condensed Financial Statements, at June 30, 2009, the Company computed the fair value of the 50,000,000 warrant shares related to the initial aggregate $6.0 million of borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of EITF 00-19, EITF 07-5, and APB Opinion 14, the relative fair value assigned to the warrants of approximately $4.0 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity section of the Balance Sheet.
     Warrants — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of June 30, 2009, outstanding warrants to purchase approximately 47,878 shares of common stock at exercise prices of $10.05-$120.96 will expire at various dates within four years of June 30, 2009.
     In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. Using the Black-Scholes pricing model, the Company valued the warrants at $19,296 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the fair market value of the grant on July 31, 2008 of $1.90 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and ($456) in the three months ended June 30, 2009 and 2008, respectively, $0 and $11,577 in the six months ended June 30, 2009.

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
     In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The warrant vesting period ended June 30, 2009 and the warrants expire August 31, 2013. Using the Black-Scholes pricing model, the Company valued the warrants at $38,855 using an expected life ranging from 2.75 to 3.25 years, a risk-free interest rate ranging from 2.0% to 2.48%, volatility ranging from 79% to 81%, and a fair market value ranging from $0.18 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $10,663 in the three months ended June 30, 2009 and 2008, respectively, $0 and $70,575 in the six months ended June 30, 2009 and 2008, respectively.
8. RELATED PARTIES
     The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”). The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $0 and $30,000 in the three months ended June 30, 2009 and 2008, respectively, and $3,000 and $60,000 in the six months ended June 30, 2009 and 2008, respectively. While the Company did not issue any stock options in the three months ended June 30, 2009, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 2008 grants at $973 using an expected life of 5.0 years, a 1.520% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date and expire December 17, 2018. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in no expense in the three and six months ended June 30, 2009 and 2008. Using the Black-Scholes pricing model, the Company valued the 2007 grants at $12,901 using an expected life of 6.02 years, a 2.89% risk free interest rate, a 105% volatility rate, and the fair market value on the most current option remeasurement date of $0.50 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of $4,449 and $1,007 in the three months ended June 30, 2009 and 2008, respectively, and $4,978 and $7,262 in the six months ended June 30, 2009 and 2008, respectively.
     During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. Using the Black-Scholes pricing model, the Company valued the options at $51,864 using an expected life of 5.30 years, a 2.48% risk-free interest rate, a 79% volatility rate and the fair market value on the last option measurement date of $2.90 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The Company expensed the option as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three months ended June 30, 2009 and 2008, and expense of $0 and $12,297 in the six months ended June 30, 2009 and 2008, respectively.
     The Company’s Chief Development Officer (“Officer”) from inception through 2008 is also an employee of the Company’s primary investor. The Company paid the Officer compensation in the amount of $15,000 and $62,500 in the three months ended June 30, 2009 and 2008, respectively, and $30,000 and $155,000 in the six months ended June 30, 2009 and 2008, respectively, and granted 26,921 shares of stock options to the Officer in 2007. The Company did not grant any options to the Officer either in 2008 or in the first six months of 2009. Using the Black- Scholes pricing model, the Company valued the 2007 options at $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the grant date fair market values ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $2,747 and $2,632 in the three months ended June 30, 2009 and 2008, respectively, and $5,627 and $5,214 in the six months ended June 30, 2009 and 2008, respectively.
9. COMMITMENTS
     Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $109,057 and $88,740 for the three months ended June 30, 2009 and 2008, respectively, $218,115 and $147,714 for the six months ended June 30, 2009 and 2008, and $1,223,849 for the period from June 14, 2004 (date of inception) to June 30, 2009.
     Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to June 30, 2009 are as follows:

Amount
July through December 2009	$216,413
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,601,997

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
     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2008; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of June 30, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
     As of June 30, 2009, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 12 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

11. EMPLOYEE BENEFIT PLANS
     The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2009 and 2008. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $35,355 and $40,825 in the six months ended June 30, 2009 and 2008, respectively, and $90,479 for the period from June 14, 2004 (date of inception) to June 30, 2009.

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
Management Overview
     VIA Pharmaceuticals, Inc., incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes.
     During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in plaque, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on plaque inflammation.
     On November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the American Heart Association (“AHA”) 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.
     On May 1, 2009, the Company announced results of a sub-study of the ACS Phase II clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The Company found that in 64 slice multi-detector computed tomography (“MDCT”) scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the progression of unstable coronary plaques that lead to heart attacks and stroke.
     The Company recently expanded its drug development pipeline. In January 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyltransferease 1 metabolic disorders program.
Background
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
     VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in plaque thereby leading to a reduction in MACE. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase II clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase II study of VIA-2291 at clinical sites in Italy for patients who had a CEA procedure. In addition, the Company enrolled 191 patients in a second Phase II study at 15 clinical sites in the United States and Canada for patients with ACS who experienced a recent heart attack. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice MDCT scan following up on the baseline MDCT scan that all patients received in the ACS trial.
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
     As described under Part I, Item 1 “Business — ACS and CEA Clinical Trial Results,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the AHA Conference. Enrollment of patients in the FDG-PET Phase II clinical trial is ongoing and results are expected in the second half of 2009.
     On May 1, 2009, the Company announced results of a sub-study of the ACS Phase II clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The purpose of the sub-study was to evaluate the effect of VIA-2291 25mg, 50mg and 100mg doses relative to placebo from baseline in patients dosed with VIA-2291 for 24 weeks. After completion of the initial 12 weeks of dosing, more than 85 of the 191 total ACS patients continued on to receive an additional 12 weeks of dosing on top of current standard medical care and received a 64 slice MDCT scan at baseline and 24 weeks.

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
     The Company recently expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. In January 2009, the Company licensed from Roche the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor (“THR”) beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyltransferease 1 (“DGAT1”) metabolic disorders program. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.
     To further expand its product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional preclinical or clinical compounds that it believes may be of interest in treating cardiovascular and metabolic diseases.
     Through June 30, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
     The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of June 30, 2009, the Company’s accumulated deficit was approximately $69.3 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through a merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of June 30, 2009, the Company had $2.9 million in cash on hand. As more fully described in Note 6 to the Unaudited Condensed Financial Statements, in March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. On March 12, 2009, the Company borrowed an initial amount of $2.0 million, and during the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009 and another $2.0 million on June 29, 2009. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $4.0 million at subsequent closings pursuant to the terms of the loan. The Company secured the loan with all of its assets, including the Company’s intellectual property. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current operating cash requirements through the third quarter of 2009. The Company’s ability to draw the remaining $4.0 million of available future borrowings is at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under this loan, which are due September 14, 2009, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
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
Research and Development Expenses
     Since inception, the Company is focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company has one compound, VIA-2291, in completed ACS and CEA Phase II clinical trials in North America and Europe, and ongoing in the FDG-PET Phase II clinical trial in North America. The Company recently reported results from a sub-study of its ACS Phase II clinical trial in May of 2009.

     Research and development (“R&D”) expense represented 47% and 60% of total operating expense for the three months ended June 30, 2009 and 2008, respectively, 49% and 57% for the six months ended June 30, 2009 and 2008, respectively, and 57% for the period from June 14, 2004 (date of inception) to June 30, 2009. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
     The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2009 and 2008, and for the period from inception (June 14, 2004) through June 30, 2009:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Externally generated R&D expense	$817,598	$1,890,096	$2,253,473	$4,109,573	$27,319,449
Internally generated R&D expense	690,455	1,229,931	1,389,336	2,328,616	11,174,323

Total	$1,508,053	$3,120,027	$3,642,809	$6,438,189	$38,493,772

     Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
In-licensing expenses	$—	$6,250	$400,000	$12,500	$5,270,000
CRO and investigator expenses	157,512	1,165,357	688,266	2,621,647	10,347,490
Consulting expenses	435,075	392,868	704,204	705,467	6,002,742
Other	225,011	325,621	461,003	769,959	5,699,217

Total	$817,598	$1,890,096	$2,253,473	$4,109,573	$27,319,449

     Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Payroll and payroll related expenses	$438,439	$821,233	$921,015	$1,591,113	$7,734,969
Stock-based compensation	115,703	134,206	216,814	248,239	1,036,647
Travel and entertainment expenses	66,231	99,698	105,016	208,583	1,090,386
Other	70,082	174,794	146,491	280,681	1,312,321

Total	$690,455	$1,229,931	$1,389,336	$2,328,616	$11,174,323

     The Company does not presently segregate total research and development expenses by individual project because our research is focused on atherosclerosis and cardiometabolic disease as a unitary field of study. Although the Company has a mix of preclinical and clinical research and development, these areas are combined and have not yet matured to the point where they are separate and distinct projects. The Company does not separately allocate the intellectual property, scientists and other resources dedicated to these efforts to individual projects as we are conducting our research on an integrated basis.
     The Company expects that there will continue to be significant research and development expenses for the foreseeable future. Clinical trial activity in the CEA and ACS Phase II clinical trials has decreased as a result of completing the studies, although expenditures for the ongoing FDG-PET trial remain significant. In addition, the Company anticipates the potential need to further expand activities as a result of assets recently licensed from Roche that will require significant spending on preclinical and clinical development. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.
     The Company believes that it is not possible at this time to provide a meaningful estimate of the total cost to complete our ongoing projects and to bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the preclinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant preclinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The Company reported results for the ACS and CEA Phase II clinical trials at the AHA Conference in November 2008, and reported results from the sub-study of its ACS Phase II clinical trial at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in May of 2009. Enrollment of patients in the FDG-PET Phase II clinical trial was completed in May 2009 and results are expected in the second half of 2009.
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

Interest Income, Interest Expense and Other Expenses
     Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured notes payable and on capital leases, and amortization of discount on notes payable — affilate. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions, and unrealized gains and losses associated with the warrant obligation.
Results of Operations
Comparison of the three months ended June 30, 2009 and 2008
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	1,508,053	3,120,027	(1,611,974)	(52)%
General and administrative expense	1,729,884	2,106,815	(376,931)	(18)%
Interest income	—	50,438	(50,438)	—
Interest expense	1,152,953	94	1,152,859	—
Other income/(expense)	(299)	5,475	(5,774)	(105)%
     Revenue. The Company did not generate any revenue in the three months ended June 30, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense decreased 52%, or approximately $1.6 million, from $3.1 million for the three months ended June 30, 2008 to $1.5 million for the three months ended June 30, 2009. Clinical trial and preclinical related CRO, investigator and lab data analysis clinical trial related expenses decreased by approximately $1.0 million from $1.2 million in the three months ended June 30, 2008 to $200,000 in the three months ended June 30, 2009; and data analysis and other R&D expenses decreased $100,000 from $300,000 in the three months ended June 30, 2008 to $200,000 in the three months ended June 30, 2009. These R&D and clinical trial related expenses decreased primarily due to the completion of the ACS and CEA phase II clinical trials in the fourth quarter of 2008, and decreases in FDG-PET phase II clinical trial expenses in the three months ended June 30, 2009 were primarily due to the timing and extent of investigator services. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $500,000 from $1.2 million in the three months ended June 30, 2008 to $700,000 in the three months ended June 30, 2009 primarily due to personnel turnover, and due to pay adjustments. Consulting expenses were approximately $400,000 in the three months ended June 30, 2008 and 2009.
     General and Administrative Expense. General and administrative expense decreased 18%, or approximately $400,000, from $2.1 million for the three months ended June 30, 2008 to $1.7 million for the three months ended June 30, 2009. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $100,000 from $1.1 million in the three months ended June 30, 2008 to $1.0 million in the three months ended June 30, 2009, primarily due to a $100,000 decrease in travel and entertainment expenses, while salary, benefits and stock-based compensation expenses did not significantly change in the three months ended June 30, 2008 and 2009. Corporate general and administrative expenses decreased $300,000 from $900,000 in the three months ended June 30, 2008 to $600,000 in the three months ended June 30, 2009 primarily due to cost containment resulting in decreases in audit fees, legal fees and investor relations expenses, and due to non-capital costs associated with the build-outs of the new leased facilities in the three months ended June 30, 2008 which did not reoccur in the three months ended June 30, 2009. Consulting expenses was approximately $100,000 in the three months ended June 30, 2008 and June 30, 2009.

     Interest Income. Interest income decreased $50,000, from $50,000 in the three months ended June 30, 2008 to $0 in the three months ended June 30, 2009. The Company did not have sufficient excess cash reserves to justify the expected cost of investments in the three months ended June 30, 2009.
     Interest Expense. Interest expense increased $1,153,000 from approximately $0 in the three months ended June 30, 2008 to $1,153,000 in the three months ended June 30, 2009. The $1,153,000 in interest expense consisted of $112,000 interest on the note payable — affiliate and $1,041,000 in interest expense incurred in the amortization of the discount on $6.0 million notes payable — affiliate.
     Other Income/(Expense). Other income decreased $5,774 from $5,475 in other income to $299 in other expense in the three months ended June 30, 2009. Unrealized loss on foreign exchange transactions decreased $35,000 from $35,000 in the three months ended June 30, 2008 to approximately $0k in the three months ended June 30, 2009, while realized gains on foreign exchange transactions decreased $45k from $45,000 in the three months ended June 30, 2008 to approximately $0 in the three months ended June 30, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA phase II clinical trial. Losses on the disposal of fixed assets decreased $4,000 from $4,000 in the three months ended June 30, 2008 to $0 in the three months ended June 30, 2009.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Comparison of the six months ended June 30, 2009 and 2008
     The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Six Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	3,642,809	6,438,189	(2,795,380)	(43)%
General and administrative expense	3,793,904	4,771,772	(977,868)	(20)%
Interest income	—	153,192	(153,192)	—
Interest expense	1,266,170	214	1,265,956	—
Other income/(expense)	9,556	(23,264)	32,820	141%
     Revenue. The Company did not generate any revenue in the six months ended June 30, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
     Research and Development Expense. Research and development expense decreased 43%, or approximately $2.8 million, from $6.4 million for the six months ended June 30, 2008 to $3.6 million for the six months ended June 30, 2009. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $1.9 million from $2.6 million in the six months ended June 30, 2008 to $700,000 in the six months ended June 30, 2009; and data analysis and other R&D expenses decreased $400,000 from $800,000 in the six months ended June 30, 2008 to $400,000 in the six months ended June 30, 2009. These R&D and clinical trial related expenses decreased primarily due to the completion of the ACS and CEA phase II clinical trials in the fourth quarter of 2008, while FDG-PET phase II clinical trials were constant in the three month periods ended June 30, 2008 and June 30, 2009. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $900,000 from $2.3 million in the six months ended June 30, 2008 to $1.4 million in the six months ended June 30, 2009 primarily due to personnel turnover, and due to pay adjustments. In-licensing expenses increased $400,000 from $0 in the six months ended June 30, 2008 to $400,000 in the six months ended June 30, 2009 due to the in-licensing of two Roche compounds in the six months ended June 30, 2009. Consulting expenses were approximately $700,000 in the six months ended June 30, 2008 and 2009.
     General and Administrative Expense. General and administrative expense decreased 20%, or approximately $1.0 million, from $4.8 million for the six months ended June 30, 2008 to $3.8 million for the six months ended June 30, 2009. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $300,000 from $2.3 million in the six months ended June 30, 2008 to $2.0 million in the six months ended June 30, 2009, primarily due to a decrease in the amount of incentive compensation expense and travel and entertainment expenses, while salary, benefits and stock-based compensation expenses did not significantly change in the three months ended June 30, 2008 and 2009. Corporate general and administrative expenses decreased $500,000 from $2.1 million in the six months ended June 30, 2008 to $1.6 million in the six months ended June 30, 2009 primarily due to a $300,000 decrease in audit and legal expense, $200,000 decrease in public company expenses primarily due to a significant decrease in investor relations expense. Consulting expenses decreased $200,000 from $400,000 in the six months ended June 30, 2008 to $200,000 in the six months ended June 30, 2009 due primarily to the timing of business development services.
     Interest Income. Interest income decreased $153,000, from $153,000 in the six months ended June 30, 2008 to $0 in the six months ended June 30, 2009. The Company did not have sufficient excess cash reserves to justify the expected cost of investments in the six months ended June 30, 2009.
     Interest Expense. Interest expense increased $1,266,000 from approximately $0 in the six months ended June 30, 2008 to $1,266,000 in the six months ended June 30, 2009. The $1,266,000 in interest expense consisted of $128,000 interest on the note payable — affiliate and $1,138,000 in interest expense incurred in the amortization of the discount on $6.0 million notes payable — affiliate.
     Other Income/(Expense). Other expense decreased $33,000 from $23,000 in other expense in the six months ended June 30, 2008 to $10,000 in other income in the six months ended June 30, 2009. Unrealized loss on foreign exchange transactions decreased $62,000 from $66,000 in the six months ended June 30, 2008 to approximately $4,000 in the six months ended June 30, 2009, while realized gains on foreign exchange transactions decreased $33k from $47,000 in the three months ended June 30, 2008 to $14,000 in the three months ended June 30, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA phase II clinical trial. Losses on the disposal of fixed assets decreased $4,000 from $4,000 in the six months ended June 30, 2008 to $0 in the six months ended June 30, 2009.
     Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
     The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to June 30, 2009, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
     In March 2009, the Company entered into a loan with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 to the Unaudited Condensed Financial Statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million, and during the three months ended June 30, 2009, the Company borrowed $2.0 million draw on May 19, 2009, and another $2.0 million on June 29, 2009. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $4.0 million at subsequent closings pursuant to the terms of the loan. Management believes that, under normal continuing operations, the total amount of cash available under this loan, if borrowed, will enable the Company to meet its current operating cash requirements through the third quarter of 2009. The Company’s ability to draw the remaining $4.0 million of available future borrowings is at the discretion of the Lenders. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under this loan, which are due September 14, 2009, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.
     Global market and economic conditions have been, and continue to be, disrupted and volatile, and, recently, such volatility has reached unprecedented levels. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share vest and are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted. Any new debt financing the Company enters into may involve covenants that restrict its operations. The loan with the Lenders includes restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the loan are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
     Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to June 30, 2009 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of June 30, 2009.
     The Company had $2.9 million in cash and cash equivalents at June 30, 2009 compared to $12.5 million at June 30, 2008. The $9.6 million decrease in cash during the twelve months ended June 30, 2009 was comprised of cash inflows of $6.0 million net of cash outflows of $15.6 million. Cash inflows consisted of the $6.0 million in proceeds from the initial draw on the affiliate loan arrangement, $36,000 in interest income, and $4,000 from employee stock option exercises. Cash outflows of $15.6 million consisted of $4.5 million in payments for payroll and related expenses, $5.2 million in payments for research and development related expenses, $1.8 million in payments to consultants for consulting services, $1.2 million in payments for legal services, $1.5 million in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.4 million in payments for travel reimbursement, facilities and other office related expenses.
     The Company used $7.1 million and $10.4 million in net cash from operations in the six months ended June 30, 2009 and 2008, respectively, and $60.8 million for the period from June 14, 2004 (date of inception) to June 30, 2009. The $3.3 million decrease in the net cash used in operations was comprised of a $2.4 million decrease in net loss from $11.1 million in the six months ended June 30, 2008 to $8.7 million in the six months ended June 30, 2009, a $200,000 increase in net assets, a $400,000 decrease in net liabilities, a $1.1 million increase in the amortization of the discount on notes payable, a $100,000 increase in interest payable to affiliate, and a decrease of $100,000 in stock-based compensation expense. The $2.4 million decrease in net loss was the result of a decrease of $2.8 million in research and development expenses and a $1.0 million decrease in general and administrative expenses, offset by a decrease of $100,000 in interest income and a $1.3 million increase in interest expense. For the period from June 14, 2004 (date of inception) to June 30, 2009, the Company used $60.8 million in operating activities which was comprised of inception-to-date net losses of $69.3 million, net of $5.0 million non-cash expenses, including $3.4 million inception-to-date stock-based compensation expense, $500,000 in depreciation expense, $1.2 million in interest expense from the amortization of the discount on notes payable, and net of $3.5 million net increase in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
     The Company used $7,000 and $107,000 in net cash from investing activities in the six months ended June 30, 2009 and 2008, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to June 30, 2009. The Company used $7,000 and $107,000 in cash for capital expenditures in the six months ended June 30, 2009 and 2008, respectively. From June 14, 2004 (date of inception) to June 30, 2009, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $655,000 in capital expenditures.
     The Company received $6.0 million in cash from financing activities through a loan arrangement with its principal stockholder in the six months ended June 30, 2009. The Company used $1,000 of cash from financing activities in payment of capital equipment leases in the six months ended June 30, 2008. There were no debt or equity financings in 2008. From June 14, 2004 (date of inception) to June 30, 2009, the Company has received $53.6 million in net cash provided by financing activities, including the $6.0 million in new notes payable borrowings from the principal stockholder in the six months ended June 30, 2009, $24.4 million of cash received through the issuance of secured convertible debt, $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from the exercise of stock options.
Contractual Obligation and Commitments
     The following table describes the Company’s contractual obligations and commitments as of June 30, 2009:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$1,601,997	$433,507	$861,058	$307,432	$—
Notes payable — affiliate (2)	6,000,000	6,000,000	—	—	—
Uncertain tax positions (3)	—	—	—	—	—

	$7,601,997	$6,433,507	$861,058	$307,432	$—

(1)	Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarters lease has been extended through May 31, 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through April 2, 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent.

(2)	As more fully described in Note 6 to the Unaudited Condensed Financial Statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement (the “Loan Transaction”). On March 12, 2009, the Company borrowed an initial amount of $2.0 million, and during the three months ended June 30, 2009, the Company made a $2.0 million draw on May 19, 2009, and another $2.0 million draw on June 29, 2009. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $4.0 million at subsequent closings pursuant to the terms of the Loan Agreement and Notes. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) September 14, 2009, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

(3)	The Company adopted FIN 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2008 was $274,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of June 30, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted average of actual historical volatility using a look back period of approximately 2 years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 135% and 90%, respectively, as of June 30, 2009, and the blended volatility rate was approximately 105% as of June 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the six months ended June 30, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
     In June 2009, the Company calculated an annualized forfeiture rate of 2.64% using historical data. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of June 30, 2009. The Company used an estimated forfeiture rate of 5.0% in the calculation of stock-based compensation expense as of June 30, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.

     The assumptions used to value option and restricted stock award grants for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expected life from grant date	6.08	6.08	6.08	2.50-6.08
Expected volatility	105%	81%	105%	79%-81%
Risk free interest rate	2.89%	3.49%	2.89%	2.48-3.49%
Dividend yield	—	—	—	—
     The following table summarizes stock-based compensation expense related to stock options and warrants under SFAS No. 123R for the three and six months ended June 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to June 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Research and development expense	$111,778	$134,206	$208,995	$248,239	$1,028,195
General and administrative expense	231,250	242,934	473,085	541,873	2,336,407

Total	$343,028	$377,140	$682,080	$790,112	$3,364,602

     If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.4 million in compensation expense over a weighted average remaining period of 1.95 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
     The following table summarizes stock-based compensation expense related to employee restricted stock awards under SFAS No. 123R for the three and six months ended June 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to June 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Research and development expense	$3,926	$—	$7,820	$—	$8,454
General and administrative expense	11,845	—	23,466	—	25,359

Total	$15,771	$—	$31,286	$—	$33,813

     If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $92,000 in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any restricted stock awards that do not vest.
Forward-looking statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s ability to borrow additional amounts under the loan from the Lenders, which is subject to the discretion of the Lenders;

•	the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the loan from the Lenders by the September 14, 2009 maturity date (or earlier if certain repayment acceleration provisions are triggered);

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to comply with covenants included in the loan from the Lenders;

•	the Company’s ability to maintain the listing of its common stock on NASDAQ;

•	the Company’s ability to timely recruit and enroll patients in any future clinical trials;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•	complexities in designing and implementing cardiometabolic clinical trials using surrogate endpoints in Phase 1 and Phase 2 clinical trials which may differ from the ultimate endpoints required for registration of a candidate drug;

•	the results of the Company’s clinical trials, including without limitation, with respect to the safety and efficacy of VIA-2291;

•	if the results of the ACS and CEA studies, upon further review and analysis, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;

•	the Company’s ability to obtain necessary FDA approvals, including to initiate future clinical trials of VIA-2291;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to identify potential clinical candidates from the family of DGAT1 compounds licensed and move them into preclinical development;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline, including the THR beta agonist candidate and the other compounds licensed from Roche;

•	the Company’s ability to obtain strategic opportunities to partner and collaborate with large biotechnology or pharmaceutical companies to further develop VIA-2291;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 are hereby supplemented to include the following:
Risk Related to the Company’s Financial Results
We are uncertain of our ability to service our indebtedness. If we are unable to repay our debt when it comes due, we may not be able to continue to operate our business.
     In March 2009, the Company entered into a loan (the “Loan Agreement”) with its principal stockholder, Bay City Capital, and one of Bay City Capital’s affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement. As of August 13, 2009, the Company had drawn down $6.0 million under the Loan Agreement. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default.
     All outstanding principal and accrued interest under the Loan Agreement are due on September 14, 2009, subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. Given the maturity date, the Company in the near term will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements. There is no guarantee that the Company will be able to do so. In order to repay the loan when it comes due, the Company will need to raise additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, or entering into collaborative or other strategic arrangements with corporate sources or other sources of financing. The Company does not know whether additional financing will be available in the near future on favorable terms or at all. If such additional capital is unavailable to us and we are unable to extend the terms of the loan, we may default on the Notes and may not be able to continue to operate our business.

Risk Related to the Securities Market and Ownership of the Company’s Common Stock
We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock would be seriously limited.
     Our common stock is currently traded on The NASDAQ Capital Market. To maintain a listing on NASDAQ, the Company must satisfy the relevant minimum listing standards, including quantitative requirements such as certain levels of stockholders’ equity, bid price per share for the Company’s common stock and qualitative or corporate governance requirements such as board and audit committee independence.
     On March 31, 2009, the Company was notified by the NASDAQ Listings Qualification Staff (the “NASDAQ Staff”) that it was not in compliance with NASDAQ Listing Rule 5550(b), which requires that the Company maintain either: (i) stockholders’ equity of $2.5 million; (ii) market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On April 15, 2009, the Company submitted a specific plan to achieve and sustain compliance with the $2.5 million stockholders’ equity standard. On May 29, 2009, the NASDAQ Staff notified the Company that it had determined to grant the Company an exception to the $2.5 million stockholders’ equity requirement, through July 14, 2009, subject to certain conditions. On July 9, 2009, the Company notified the NASDAQ Staff that it would be unable to comply with the terms of the exception. On July 15, 2009, the Company was notified by the NASDAQ Staff that the Company had not regained compliance with NASDAQ Listing Rule 5550(b), and that the Company’s securities were therefore subject to delisting from The NASDAQ Capital Market. The Company appealed the NASDAQ Staff’s determination and requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review such determination. The appeal and request for hearing before the Panel stayed the delisting of the Company’s securities pending the Panel’s decision. There is no assurance that the Panel will grant the Company’s request for continued listing. The Company’s common stock may ultimately be delisted from The NASDAQ Capital Market.
     In addition, NASDAQ’s continued listing standards for our common stock require, among other things, that we maintain a closing bid price for our common stock of at least $1.00. Our stock price has been extremely volatile and since October 2008 the bid price per share of common stock has closed below the $1.00 requirement. In response to the volatility in the U.S. and world financial markets, NASDAQ temporarily suspended the enforcement of the $1.00 requirement from October 16, 2008 through July 31, 2009. Under the reinstated NASDAQ continued listing standards, if the Company fails to demonstrate a closing bid price for its common shares of at least $1.00 for a period of 30 consecutive business days (including any consecutive business days prior to October 16, 2008), the Company will be notified promptly by NASDAQ and will have a period of 180 calendar days from such notification to achieve compliance. There can be no assurance that the bid price will close at or above $1.00 in the near term or that the Company will be able to maintain the other quantitative continued listing requirements of NASDAQ. The trading price of the Company’s common stock is likely to continue to be volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among other things, general and industry-specific economic conditions, recent and future financial market events, the Company’s need for substantial additional financing in the near term, lack of trading volume in the Company’s stock, the results of the Company’s clinical trials and concentration of stock ownership by the Company’s principal investor. These broad market and industry factors may seriously harm the market price of the Company’s common stock and cause the Company to not satisfy certain NASDAQ requirements, including the minimum continued listing bid price of $1.00 for its common stock.
     NASDAQ also requires companies to maintain certain qualitative listing standards including, among other things, independence requirements for boards of directors and audit committees. On March 23, 2009, the Company notified the NASDAQ Staff that Richard L. Anderson, an independent director and a member of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee, passed away. As a result of Mr. Anderson’s death, the Company’s Board of Directors is no longer comprised of a majority of independent directors and the Company’s Audit Committee is no longer comprised of at least three independent directors, as required by NASDAQ Listing Rules 5605(b)(1) and 5605(c)(2)(A), respectively. In accordance with NASDAQ Listing Rules 5605(b)(1) and 5605(c)(4)(B), the Company has until September 17, 2009 (the “cure period”) to regain compliance with the NASDAQ listing standards. If the Company fails to appoint a director who satisfies the independence requirements of the NASDAQ Listing Rules, the Company’s common stock may be delisted from The NASDAQ Capital Market. There is no assurance that the Company will be able to identify and appoint a new director who satisfies the NASDAQ independence requirements prior to the expiration of the cure period.

     If the Company’s common stock is delisted from The NASDAQ Capital Market, the price of the Company’s common stock may decline and the liquidity of the common stock may be significantly reduced. Failure to maintain a NASDAQ listing may negatively affect the Company’s ability to obtain necessary additional equity or debt financing on favorable terms or at all. In addition, if the Company is unable to maintain its listing on NASDAQ, the Company may seek to have its stock quoted on the FINRA’s OTC Bulletin Board, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than The NASDAQ Capital Market, or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Quotes for stocks included on the OTC Bulletin Board/pink sheets are not as widely listed in the financial sections of newspapers as are those for The NASDAQ Capital Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of the Company’s common stock may be unable to resell their securities at any price.

Item 4.	Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Company was held on June 2, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation. Voting results reported below are for shares eligible to vote as of the record date, April 3, 2009. At the Annual Meeting, stockholders:
     1. Elected six (6) directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified, as indicated below. There were no broker non-votes.

Nominee	For	Against	Withheld
Lawrence K. Cohen	17,898,214	0	619,953
Douglass B. Given	17,910,285	0	607,882
Mark N.K. Bagnall	17,997,497	0	520,670
Fred B. Craves	17,910,302	0	607,865
David T. Howard	17,997,515	0	520,652
John R. Larson	18,013,184	0	504,983
     2. Ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009, as indicated below. There were no broker non-votes.

For	Against	Abstain
18,453,230	43,414	21,523

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit No.	Description

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Fourth Amended and Restated Bylaws of VIA Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)

4.2	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

32.2*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 12, 2009

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer Duly Authorized Officer and Principal Financial Officer