Form 10-Q
period 2009-09-30
VIA Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, there were 20,646,374 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.
PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	1

Unaudited Condensed Statements of Operations for the Three and Nine Month Periods Ended September 30, 2009 and 2008, and for the Period from June 14, 2004 (date of inception) to September 30, 2009	2

Unaudited Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2009 and 2008, and for the Period from June 14, 2004 (date of inception) to September 30, 2009	3

Notes to the Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4T. Controls and Procedures	38

PART II. — OTHER INFORMATION	38

Item 1A. Risk Factors	38

Item 6. Exhibits	39

SIGNATURE	41

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I. — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,591,488	$4,064,545
Prepaid expenses and other current assets	276,972	604,080

Total current assets	4,868,460	4,668,625
Property and equipment-net	203,323	291,804
Other non-current assets	40,374	40,374

Total	$5,112,157	$5,000,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330,386	$753,824
Accrued expenses and other liabilities	2,630,402	2,652,458
Interest payable — affiliate	410,959	—
Notes payable — affiliate — net of discount of $1,059,914	8,940,086	—

Total current liabilities	12,311,833	3,406,282
Deferred rent	36,599	30,637

Total liabilities	12,348,432	3,436,919
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at September 30, 2009 and December 31, 2008; 20,646,374 and 20,592,718 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	20,646	20,593
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at September 30, 2009 and December 31, 2008; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at September 30, 2009 and December 31, 2008; 2,000 shares issued and outstanding at September 30, 2009 and December 31, 2008; liquidation preference of $2,000,000	2	2
Additional paid-in capital	70,100,691	62,169,530
Deficit accumulated in the development stage	(77,357,614)	(60,626,241)

Total stockholders’ equity (deficit)	(7,236,275)	1,563,884

Total	$5,112,157	$5,000,803

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Period From
					June 14, 2004
					(Date of
	Three Months Ended		Nine Months Ended		Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	1,306,309	3,155,013	4,949,118	9,593,202	39,800,081
General and administration	1,697,476	1,869,366	5,491,380	6,641,138	27,339,113
Merger transaction costs	—	—	—	—	3,824,090

Total operating costs and expenses	3,003,785	5,024,379	10,440,498	16,234,340	70,963,284

Operating loss	(3,003,785)	(5,024,379)	(10,440,498)	(16,234,340)	(70,963,284)

Other income (expense):
Interest income	—	32,002	—	185,195	914,628
Interest expense	(5,033,598)	(3,891)	(6,299,768)	(4,106)	(7,304,861)
Other (expense) income	(663)	28,996	8,893	5,732	(4,097)

Total other income (expense)	(5,034,261)	57,107	(6,290,875)	186,821	(6,394,330)

Net Loss	$(8,038,046)	$(4,967,272)	$(16,731,373)	$(16,047,519)	$(77,357,614)

Loss per share of common stock—basic and diluted	$(0.40)	$(0.25)	$(0.84)	$(0.82)

Weighted-average shares outstanding—basic and diluted	20,014,457	19,620,757	19,875,482	19,594,397

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Period From
			June 14, 2004
			(Date of
	Nine Months Ended		Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(16,731,373)	$(16,047,519)	$(77,357,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,653	125,861	497,166
Amortization of discount on notes payable — affiliate	5,888,810	—	5,888,810
Loss on disposal of property and equipment	450	4,163	4,613
Change in unrealized gain on foreign currency hedge	—	(16,884)	—
Stock compensation expense	980,560	1,035,336	3,672,987
Deferred rent	5,961	18,985	36,598
Changes in assets and liabilities:
Prepaid expenses and other assets	327,108	337,875	(342,346)
Accounts payable	(423,439)	(293,030)	326,896
Accrued expenses and other liabilities	(22,056)	(630,298)	2,730,403
Interest payable — affiliate	410,959	—	1,403,681

Net cash used in operating activities	(9,459,367)	(15,465,511)	(63,138,806)

Cash flows from investing activities:
Purchase of property and equipment	(16,155)	(129,983)	(664,175)
Sale of property and equipment	532	—	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	(15,623)	(129,983)	10,133,448

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	10,000,000	—	10,000,000
Capital lease payments	—	(2,051)	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,933	653	48,259
Repurchase and retirement of common stock	—	—	(5,800)

Net cash provided by (used in) financing activities	10,001,933	(1,398)	57,596,846

Increase (decrease) in cash and cash equivalents	526,943	(15,596,892)	4,591,488
Cash and cash equivalents-beginning of period	4,064,545	23,098,764	—

Cash and cash equivalents-end of period	$4,591,488	$7,501,872	$4,591,488

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$6,948,723	$—	$6,948,723

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$4,106	$7,856

Taxes paid	$116	$4,241	$39,565

See notes to the unaudited condensed financial statements.

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing inflammation in plaque, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase II clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase II clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively, “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyltransferease 1 metabolic disorders program.
Through September 30, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
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
Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of September 30, 2009, the Company had an accumulated net deficit of approximately $77.4 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of September 30, 2009, the Company had approximately $4.6 million in cash. As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on

September 14, 2009. On September 11, 2009, the Lenders agreed to modify the Loan Agreement to extend the repayment terms to October 31, 2009, and, as more fully described in Note 12 in the notes to the unaudited condensed financial statements, on October 30, 2009, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to December 31, 2009. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. Management believes that the $4.6 million of cash on hand at September 30, 2009 is sufficient for the Company, under normal continuing operations, to meet its current operating cash requirements into January 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the loan, which are due December 31, 2009, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with accounting guidance for the accounting and reporting by development stage enterprises and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three and nine months ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to September 30, 2009. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
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
Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In December 2008, the Company wrote-off $21,000 in certain unamortized purchased licensed patent rights in anticipation of terminating the related purchase contract in 2009. Through September 30, 2009, there have been no other such impairments.

Research and Development Expenses — Research and development (“R&D”) expenses are charged to operations as incurred in accordance with accounting guidance for the accounting for research and development costs. R&D expenses include salaries, contractor and consultant fees; external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase II clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of R&D expenses.
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
Fair Value of Financial and Derivative Instruments — The Company values its financial instruments in accordance with new accounting guidance on fair value measurements which, for certain financial assets and liabilities, requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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

In March 2009, the Company entered into a $10.0 million Loan Agreement with its principal stockholder and one of its affiliates, as more fully described in Note 6 in the notes to the unaudited condensed financial statements. At the date of each borrowing under the Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s Balance Sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a Company’s own stock;
•	Accounting for derivative instruments and hedging activities; and
•	Accounting for convertible debt and debt issued with stock purchase warrants.
The Company made separate $2.0 million borrowings under the $10.0 million Loan Agreement on March 12, 2009, May 19, 2009, June 29, 2009, August 14, 2009, and a final borrowing on September 11, 2009, with warrants vesting at the time of each draw as described more fully in Note 6 in the notes to the unaudited condensed financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of September 30, 2009 (including the change in fair value when applicable), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
September 30,
2009
Fair value — December 31, 2008	$—
Warrants (1)	6,948,723
Change in unrealized gains related to financial instruments at September 30, 2009 (2)	—

Fair value — September 30, 2009	$6,948,723

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting date and do not result in gains and losses.
Income Taxes — The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. On January 1, 2007, the Company adopted new accounting guidance for the accounting for uncertainty in income tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and provide guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The accounting guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position.
Segment Reporting — Accounting guidance on disclosures about segments of an enterprise and related information requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment — scientific research and development activities.
Earnings (Loss) Per Share of Common Stock — Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period.
The following table presents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net loss	$(8,038,046)	$(4,967,272)	$(16,731,373)	$(16,047,519)

Weighted-average shares of common stock outstanding	20,646,374	19,726,833	20,630,382	19,713,782
Less: Weighted-average shares of common stock subject to repurchase	(631,917)	(106,076)	(754,900)	(119,385)

Weighted-average shares used in computing basic net loss per share	20,014,457	19,620,757	19,875,482	19,594,397
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	20,014,457	19,620,757	19,875,482	19,594,397

Basic and diluted net loss per share	$(0.40)	$(0.25)	$(0.84)	$(0.82)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three and nine months ended September 30, 2009 and 2008 because their inclusion would be anti-dilutive:

	Three and nine months ended
	September 30,	September 30,
	2009	2008
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,740,733	2,793,542
Shares of common stock subject to outstanding warrants	83,503,348	231,454
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,244,081	3,024,996

As described in Note 7 in the notes to the unaudited condensed financial statements, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions.
The following table presents the calculation of total comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net loss	$(8,038,046)	$(4,967,272)	$(16,731,373)	$(16,047,519)
Change in unrealized gain (loss) on foreign currency cash flow hedges	—	(10,869)	—	(16,884)

Total comprehensive loss	$(8,038,046)	$(4,978,141)	$(16,731,373)	$(16,064,403)

Derivative Instruments — From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the condensed balance sheet at fair value in accordance with accounting guidance for derivatives. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s unaudited condensed statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s unaudited condensed statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.
As of September 30, 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s September 30, 2009 or December 31, 2008 Balance Sheets.
The Company recorded net realized losses of $0 and $78,000 in the three months ended September 30, 2009 and 2008, respectively, net realized losses of $0 and $30,662 in the nine months ended September 30, 2009 and 2008, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to September 30, 2009 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the condensed statement of operations. Of the $78,000 in net realized losses in the three months ended September 30, 2008, $24,087 were losses on forward foreign exchange contracts; of the $30,662 in net realized losses in the nine months ended September 30, 2008, $12,577 were losses on forward foreign exchange contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to September 30, 2009. Net unrealized gains remaining in accumulated other comprehensive income (loss) was $0 at September 30, 2009 and December 31, 2008. The intrinsic value of the Company’s cash flow hedge contracts outstanding at September 30, 2009 and December 31, 2008 was $0.

New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity and removes a certain exception from applying previous FASB interpretations on the consolidation of variable interest entities to qualifying special-purpose entities. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.
In June 2009, the FASB issued new accounting guidance on accounting for the consolidation of variable interest entities. The guidance amends certain previously existing guidance for determining whether an entity is a variable interest entity, requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. An identified primary beneficiary of a variable interest entity is an enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.
Recently Adopted Accounting Pronouncements — In June 2009, the FASB issued the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The primary purpose of this new accounting guidance is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The new guidance does not change or alter existing GAAP. The new guidance is effective for annual and interim periods ending after September 15, 2009. The Company adopted the new guidance on July 1, 2009 and determined it did not have a material impact on the Company’s financial statements.
Subsequent Events — The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements through November 12, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to new accounting guidance for subsequent events, the Company has disclosed a subsequent event in Note 12 in the notes to the unaudited condensed financial statements. On October 30, 2009, as more fully described in Note 6 in the notes to the unaudited condensed financial statements, the Lenders agreed to modify the Loan Agreement to extend the repayment terms of the $10.0 million borrowings to December 31, 2009. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. There were no other events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 12, 2009.
3. STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted new accounting guidance for accounting for stock-based compensation. Under the fair value recognition provisions of this accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of the accounting guidance apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date of this new guidance are now being recognized over the remaining service period using the compensation cost estimated for the required pro forma disclosures.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the value of the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to June 5, 2007, the Company was a privately-held company and its common stock was not publicly traded. The fair value of stock options granted from January 2006 through June 5, 2007 (date of completion of the Merger with Corautus), and related stock- based compensation expense, were determined based upon quoted stock prices of Corautus, the exchange ratio of shares in the Merger, and a private company 10% discount for grants prior to March 31, 2007, as this represented the best estimate of market value to use in measuring compensation. Subsequent to the Merger, the Company, now publicly held, uses the closing stock price of the Company’s common stock on the date the options are granted to determine the fair market value of each option. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The Company also revalues options when there is a change in employment status.
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of September 30, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately two years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 132% and 93%, respectively, as of September 30, 2009, and the blended volatility rate was approximately 107% as of September 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the nine months ended September 30, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
In September 2009, the Company calculated an annualized forfeiture rate of 2.98% using historical data. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of September 30, 2009. The Company used an estimated forfeiture rate of 5.0% in the calculation of stock-based compensation expense as of September 30, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.
The assumptions used to value option and restricted stock award grants for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Expected life from grant date	—	6.25	6.08	2.50-6.25
Expected volatility	—%	82%	105%	79%-82%
Risk free interest rate	—%	2.88%	2.89%	2.48-3.49%
Dividend yield	—	—	—	—
The following table summarizes stock-based compensation expense related to stock options and warrants for the three and nine months ended September 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to September 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$19,115	$32,557	$228,110	$280,796	$1,047,310
General and administrative expense	232,121	212,667	705,206	754,540	2,568,528

Total	$251,236	$245,224	$933,316	$1,035,336	$3,615,838

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.0 million in compensation expense over a weighted-average remaining period of 1.77 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

The following table summarizes stock-based compensation expense related to employee restricted stock awards for the three and nine months ended September 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to September 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$3,934	$—	$11,754	$—	$12,388
General and administrative expense	12,024	—	35,490	—	37,383

Total	$15,958	$—	$47,244	$—	$49,771

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $76,000 in compensation expense over a weighted-average remaining period of 1.25 years. However, no compensation expense will be recognized for any restricted stock awards that do not vest.
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and nine months ended September 30, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to September 30, 2009:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Externally generated R&D expense	$732,162	$2,322,001	$2,985,635	$6,431,574	$28,051,611
Internally generated R&D expense	574,147	833,012	1,963,483	3,161,628	11,748,470

Total	$1,306,309	$3,155,013	$4,949,118	$9,593,202	$39,800,081

Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
In-licensing expenses	$—	$6,250	$400,000	$18,750	$5,270,000
CRO and investigator expenses	221,030	1,594,587	909,296	4,216,233	10,568,520
Consulting expenses	211,893	263,556	916,097	969,023	6,214,635
Other	299,239	457,608	760,242	1,227,568	5,998,456

Total	$732,162	$2,322,001	$2,985,635	$6,431,574	$28,051,611

Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Payroll and payroll related expenses	$459,266	$650,577	$1,380,281	$2,241,690	$8,194,235
Stock-based compensation	23,050	32,557	239,864	280,796	1,059,697
Travel and entertainment expenses	29,799	53,071	134,815	261,654	1,120,185
Other	62,032	96,807	208,523	377,488	1,374,353

Total	$574,147	$833,012	$1,963,483	$3,161,628	$11,748,470

5. PROPERTY AND EQUIPMENT
Property and equipment — net, at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Property and equipment at cost:
Computer equipment and software	$308,467	$321,217
Furniture and fixtures	113,363	108,869
Office equipment	38,282	38,282
Leasehold Improvements	129,740	129,740

Total property and equipment at cost	589,852	598,108
Less: accumulated depreciation	(386,529)	(306,304)

Total	$203,323	$291,804

Depreciation expense on property and equipment was $34,158 and $43,601 in the three months ended September 30, 2009 and 2008, respectively, $103,653 and $124,886 in the nine months ended September 30, 2009 and 2008, respectively, and $471,166 for the period from June 14, 2004 (date of inception) to September 30, 2009, and was included in the condensed statements of operations as follows:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$5,865	$10,271	$17,730	$31,032	$127,366
General and administrative expense	28,293	33,330	85,923	93,854	343,800

Total	$34,158	$43,601	$103,653	$124,886	$471,166

6. NOTES PAYABLE — AFFILIATES
In March 2009, the Company entered into the Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement.
On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2009, as amended on October 30, 2009 and more fully discussed in Note 12 in the notes to the unaudited condensed financial statements, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On September 11, 2009, the Lenders agreed to extend the repayment terms from September 14, 2009 to October 31, 2009. On October 30, 2009, the Lenders agreed to further extend the repayment terms from October 31, 2009 to December 31, 2009. There were no other significant changes to any of the terms and conditions of the original Notes in either the September 11, 2009 or the October 30, 2009 amendment and the Lenders did not give any loan concessions. As a result of the September 11, 2009 loan amendment, total interest expense on the note and the note discount amortization decreased $93,937 from anticipated interest expense before the loan amendment of $5,127,535 to actual interest after the loan amendment of $5,033,598 in the three months ended September 30, 2009; and total interest expense on the note and the note discount amortization decreased $93,937 from anticipated interest expense before the loan amendment of $6,393,705 to actual interest after the loan amendment of $6,299,768 in the nine months ended September 30, 2009. The October 30, 2009 loan amendment modifying the repayment terms to December 31, 2009 did not have any impact on the reported interest expense at September 30, 2009 as the amendment occurred after September 30, 2009.
Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn, as more fully described below. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the aggregate $10.0 million of borrowings at September 30, 2009, 75,000,000 Warrant Shares are vested and are exercisable and 8,333,333 shares vest and are exercisable on October 26, 2009. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.
On March 12, 2009, the fair value of the note and of the 16,666,666 Warrant Shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the Warrant. The Company has recorded the $900,000 freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through October 31, 2009, the maturity date of the note payable as amended on September 11, 2009. As more fully described in Note 12 in the notes to the unaudited condensed financial statements, the loan repayment date was further extended to December 31, 2009. The amortization period used to compute interest expense on the amortization of the note discount was not extended to December 31, 2009 as the October 30, 2009 amendment occurred after September 30, 2009. The Company reported $354,000 and $891,000 of interest expense from the amortization of the discount in the three and nine months ended September 30, 2009, respectively, which is included in the statement of operations for the three and nine months ended September 30, 2009. At September 30, 2009, the balance of notes payable — affiliate net of discount was $1,991,000 and the unamortized discount was $9,000.
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

On May 19, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrant. The Company has recorded the $1.5 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through October 31, 2009, the amended maturity date of the note payable as amended on September 11, 2009. As more fully described in Note 12 in the notes to the unaudited condensed financial statements, the loan repayment date was further extended to December 31, 2009. The amortization period used to compute interest expense on the amortization of the note discount was not extended to December 31, 2009 as the October 30, 2009 amendment occurred after September 30, 2009. The Company reported $951,000 and $1,510,000 of interest expense from the amortization of the discount in the three and nine months ended September 30, 2009, which is included in the statement of operations for the three and nine months ended September 30, 2009. At September 30, 2009, the balance of notes payable — affiliate net of discount was $1,977,000 and the unamortized discount was $23,000.
The Company estimated the fair value of the Warrant of approximately $1.5 million at May 19, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrant at May 19, 2009 (date of inception) are:

May 19, 2009
Expected life from grant date — in years	4.81
Expected volatility	108.63%
Risk free interest rate	2.05%
Dividend yield	—
On June 29, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the Warrant. The Company has recorded the $1.6 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through October 31, 2009, the amended maturity date of the note payable as amended on September 11, 2009. As more fully described in Note 12 in the notes to the unaudited condensed financial statements, the loan repayment date was further extended to December 31, 2009. The amortization period used to compute interest expense on the amortization of the note discount was not extended to December 31, 2009 as the October 30, 2009 amendment occurred after September 30, 2009. The Company reported $1,546,000 and $1,588,000 of interest expense from the amortization of the discount in the three and nine months ended September 30, 2009, which is included in the statement of operations for the three and nine months ended September 30, 2009. At September 30, 2009, the balance of notes payable — affiliate net of discount was $1,962,000 and the unamortized discount was $38,000.
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

On August 14, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $4.4 million, respectively. This resulted in the Company allocating the relative fair value of approximately $600,000 of the $2.0 million in proceeds to the note and approximately $1.4 million to the Warrant. The Company has recorded the $1.4 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.4 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from August 14, 2009 through October 31, 2009, the amended maturity date of the note payable as amended on September 11, 2009. As more fully described in Note 12 in the notes to the unaudited condensed financial statements, the loan repayment date was further extended to December 31, 2009. The amortization period used to compute interest expense on the amortization of the note discount was not extended to December 31, 2009 as the October 30, 2009 amendment occurred after September 30, 2009. The Company reported $1,293,000 of interest expense from the amortization of the discount in the three and nine months ended September 30, 2009, which is included in the statement of operations for the three and nine months ended September 30, 2009. At September 30, 2009, the balance of notes payable — affiliate net of discount was $1,920,000 and the unamortized discount was $80,000.
The Company estimated the fair value of the Warrant of approximately $1.4 million at August 14, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrant at August 14, 2009 (date of inception) are:

August 14, 2009
Expected life from grant date — in years	4.58
Expected volatility	115.22%
Risk free interest rate	2.32%
Dividend yield	—
On September 11, 2009, the Company borrowed the final $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.3 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrant. The Company has recorded the $1.5 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from September 11, 2009 through October 31, 2009, the amended maturity date of the note payable as amended on September 11, 2009. As more fully described in Note 12 in the notes to the unaudited condensed financial statements, the loan repayment date was further extended to December 31, 2009. The amortization period used to compute interest expense on the amortization of the note discount was not extended to December 31, 2009 as the October 30, 2009 amendment occurred after September 30, 2009. The Company reported $607,000 of interest expense from the amortization of the discount in the three and nine months ended September 30, 2009, which is included in the statement of operations for the three and nine months ended September 30, 2009. At September 30, 2009, the balance of notes payable — affiliate net of discount was $1,090,000 and the unamortized discount was $910,000.
The Company estimated the fair value of the Warrant of approximately $1.5 million at September 11, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrant at September 11, 2009 (date of inception) are:

September 11, 2009
Expected life from grant date — in years	4.50
Expected volatility	115.41%
Risk free interest rate	2.07%
Dividend yield	—

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
Common Stock — The Company’s authorized common stock was 200,000,000 shares at September 30, 2009 and December 31, 2008. Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors, subject to preferred stockholder dividend rights. At September 30, 2009 and December 31, 2008, the Company had reserved the following shares of common stock for issuance:

	September 30,	December 31,
(in shares)	2009	2008
2007 Incentive Award Plan — outstanding and available to grant	3,328,398	2,882,054
Shares of common stock subject to outstanding warrants	83,503,348	207,479
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,831,746	3,089,533

As noted below, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at September 30, 2009 and December 31, 2008. There were no issued and outstanding shares of Series A Preferred Stock at September 30, 2009 and December 31, 2008.
The Company’s authorized Series C Preferred Stock was 17,000 shares at September 30, 2009 and December 31, 2008. There were 2,000 shares of Series C Preferred Stock issued and outstanding at September 30, 2009 and December 31, 2008. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
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

2004 Stock Option Plans — In 2004, the Company’s Board of Directors adopted the 2004 Stock Plan. Under the 2004 Stock Plan, up to 427,479 shares of the Company’s common stock, in the form of both incentive and non-qualified stock options, may be granted to eligible employees, directors, and consultants. In September 2006, the Company’s Board of Directors authorized an increase of 743,442 shares to the 2004 Stock Plan for a total of 1,170,921 authorized shares available for grant from the 2004 Stock Plan. The 2004 Stock Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of the Company’s common stock, as determined by the Board of Directors at the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2004 Stock Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2004 Stock Plan, the Company had 0 shares available for future grant as of December 31, 2007. In December of 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.
2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 587,665 and 74,127 shares available for future grant at September 30, 2009 and December 31, 2008, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2009 and 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $15,958 and $47,244 in stock-based compensation expense during the three and nine months ended September 30, 2009 and $49,771 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to September 30, 2009. As the restricted stock awards vest through 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the outstanding restricted stock awards at September 30, 2009 fully vest, the Company will recognize approximately $63,093 and $60,295 in the years ended December 31, 2009 and 2010, respectively. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
A summary of restricted stock activity from December 31, 2008 to September 30, 2009 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2008	852,750	$0.15
Granted	—	—
Vested	(318,945)	$0.15
Forfeited	(3,959)	$0.15

Unvested at September 30, 2009	529,846	$0.15

A summary of stock option award activity in the period from December 31, 2008 to September 30, 2009 follows:

		Weighted
		Average
	Option Shares	Exercise
Stock Option Awards	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77
Granted	11,000	$0.18
Exercised	(57,615)	$0.03
Canceled	(20,579)	$3.65

2007 Incentive Award Plan Options Outstanding — September 30, 2009	2,740,733	$6.90

As of September 30, 2009, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 40,172 shares remain unvested and subject to repurchase by the Company in the event of employee termination.
The following table summarizes information concerning outstanding and exercisable options outstanding at September 30, 2009:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	183,565	5.66	$0.03	183,565	5.66	$0.03	183,565	$0.03
$0.14	87,718	7.07	$0.14	87,626	7.07	$0.14	84,641	$0.14
$0.15	50,000	9.21	$0.15	50,000	9.21	$0.15	50,000	$0.15
$0.18	11,000	9.54	$0.18	10,672	9.54	$0.18	—	$0.18
$1.70	750	8.86	$1.70	734	8.86	$1.70	218	$1.70
$2.19	35,000	8.72	$2.19	34,305	8.72	$2.19	11,666	$2.19
$2.38	1,383,025	8.21	$2.38	1,361,193	8.21	$2.38	650,404	$2.38
$2.90	235,000	8.29	$2.90	230,915	8.29	$2.90	97,916	$2.90
$3.10	12,000	8.48	$3.10	11,777	8.48	$3.10	4,520	$3.10
$3.48	389,375	7.84	$3.48	383,815	7.84	$3.48	202,795	$3.48
$5.10	22,300	7.68	$5.10	22,300	7.68	$5.10	22,300	$5.10
$5.55	18,586	7.68	$5.55	18,586	7.68	$5.55	18,586	$5.55
$11.25–$1023.75	312,414	5.15	$42.36	312,414	5.15	$42.36	312,414	$42.36

	2,740,733	7.63	$6.90	2,707,902	7.63	$6.96	1,639,025	$9.79

The weighted-average fair value of options granted was $0.15 and $1.57 per share in the nine months ended September 30, 2009 and 2008, respectively. The total intrinsic value of stock options exercised was $11,865 and $1,504 for the nine months ended September 30, 2009 and 2008, respectively.
Warrants — additional paid-in capital — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 in the notes to the unaudited condensed financial statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $10.0 million of borrowings at September 30, 2009, 75,000,000 Warrant Shares are vested and are exercisable and 8,333,333 shares vest and are exercisable on October 26, 2009.

As described more fully in Note 6 in the notes to the unaudited condensed financial statements, at September 30, 2009, the Company computed the fair value of the 83,333,333 Warrant Shares related to the aggregate $10.0 million of borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the Warrants of approximately $6.9 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Warrants — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of September 30, 2009, outstanding warrants to purchase approximately 16,429 shares of common stock at exercise prices of $10.05-$67.50 will expire at various dates within four years of September 30, 2009.
In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. Using the Black-Scholes pricing model, the Company valued the warrants at $19,296 using an expected life of 5.27 years, 3.49% risk free interest rate, 81% volatility rate and the fair market value of the grant on July 31, 2008 of $1.90 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and ($2,907) in the three months ended September 30, 2009 and 2008, respectively, $0 and $8,670 in the nine months ended September 30, 2009.
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
In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The warrant vesting period ended June 30, 2009 and the warrants expire August 31, 2013. Using the Black-Scholes pricing model, the Company valued the warrants at $38,855 using an expected life ranging from 2.75 to 3.25 years, a risk-free interest rate ranging from 2.0% to 2.48%, volatility ranging from 79% to 81%, and a fair market value ranging from $0.18 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and ($12,386) in the three months ended September 30, 2009 and 2008, respectively, $0 and $58,189 in the nine months ended September 30, 2009 and 2008, respectively.
8. RELATED PARTIES
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into the Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million.
The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”) effective February 2009. The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $3,500 and $30,000 in the three months ended September 30, 2009 and 2008, respectively, and $6,500 and $90,000 in the nine months ended September 30, 2009 and 2008, respectively. While the Company did not issue any stock options in the nine months ended September 30, 2009, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 10,000 option shares granted in 2008 at $973 using an expected life of 5.0 years, a 1.5% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date and expire December 17, 2018. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in no expense in the three and nine months ended September 30, 2009 and 2008. Using the Black-Scholes pricing model, the Company valued the 42,300 option shares granted in 2007 at $10,069 using an expected life ranging from 7.8 to 8.2 years, a 2.639% risk free interest rate, a 107% volatility rate, and the fair market value on the most current option remeasurement date of $0.34 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The options are expensed as stock-based compensation expense over the vesting period in the condensed statements of operations, resulting in expense of ($571) and ($4,420) in the three months ended September 30, 2009 and 2008, respectively, and $4,407 and $2,842 in the nine months ended September 30, 2009 and 2008, respectively.

During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. Using the Black-Scholes pricing model, the Company valued the options at $51,864 using an expected life of 5.30 years, a 2.48% risk-free interest rate, a 79% volatility rate and the fair market value on the last option measurement date of $2.90 per share. The Company revalues each non-employee option quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter. The Company expensed the option as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three months ended September 30, 2009 and 2008, and expense of $0 and $12,297 in the nine months ended September 30, 2009 and 2008, respectively.
The Company’s Chief Development Officer (“Officer”) from inception through September 2009 is also an employee of the Company’s primary investor. The Company paid the Officer compensation of $15,000 and $62,500 in the three months ended September 30, 2009 and 2008, respectively, and $45,000 and $217,500 in the nine months ended September 30, 2009 and 2008, respectively, and granted 26,921 shares of stock options to the Officer in 2007. The Company did not grant any options to the Officer either in 2008 or in the first nine months of 2009. Using the Black-Scholes pricing model, the Company valued the 2007 options at $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the grant date fair market values ranging from $3.48 to $5.89 per share. The options are expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $2,754 and $2,704 in the three months ended September 30, 2009 and 2008, respectively, and $8,380 and $7,918 in the nine months ended September 30, 2009 and 2008, respectively.
9. COMMITMENTS
Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $108,220 and $123,901 for the three months ended September 30, 2009 and 2008, respectively, $326,335 and $271,615 for the nine months ended September 30, 2009 and 2008, and $1,332,070 for the period from June 14, 2004 (date of inception) to September 30, 2009, and was included in the condensed statements of operations as follows:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$30,496	$45,340	$91,489	$118,884	$492,435
General and administrative expense	77,724	78,561	234,846	152,731	839,635

Total	$108,220	$123,901	$326,335	$271,615	$1,332,070

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to September 30, 2009 are as follows:

Amount
October through December 2009	$108,206
2010	437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,493,790

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
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2008; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of September 30, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
As of September 30, 2009, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 12 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
11. EMPLOYEE BENEFIT PLANS
The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2009 and 2008. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $35,355 and $40,825 in the nine months ended September 30, 2009 and 2008, respectively, and $90,479 for the period from June 14, 2004 (date of inception) to September 30, 2009.
The Company closed the Corautus savings plan, established in 1998, in the three months ended September 30, 2009. The Company did not make any contributions to the plan in the nine months ended September 30, 2009 and 2008, respectively.
12. SUBSEQUENT EVENTS
On October 30, 2009, the Lenders agreed to modify the Loan Agreement, as more fully described in Note 6 in the notes to the unaudited condensed financial statements, to extend the repayment terms of the $10.0 million borrowings to December 31, 2009. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement.

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
On November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the American Heart Association (“AHA”) 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). The Company completed enrollment of 52 patients in the FDG-PET Phase II clinical trial in May 2009, and results of the trial are expected in the last fiscal quarter of 2009.
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
The Company recently expanded its drug development pipeline. In January 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively, “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyltransferease 1 metabolic disorders program.
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

VIA-2291
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
Following the results of the DSMB review, the Company began enrolling patients in a third Phase II clinical trial that utilizes FDG-PET, to measure the impact of VIA-2291 on reducing vascular inflammation in treated patients. The Company enrolled 52 patients following an ACS event, such as heart attack or stroke, into a 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study include reduction in plaque inflammation as measured with FDG-PET, as well as assessment of standard biomarker measurements of inflammation.
As described under Part I, Item 1 “Business — ACS and CEA Clinical Trial Results,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on November 9, 2008, the Company announced the results of its ACS and CEA Phase II clinical trials of its lead product candidate, VIA-2291, at the AHA Conference. The Company completed enrollment of 52 patients in the FDG-PET Phase II clinical trial and results are expected in the last fiscal quarter of 2009.
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

In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design.
Neuro3D Compounds
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
Santen Compounds
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
Roche Compounds
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
Through September 30, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.

The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of September 30, 2009, the Company’s accumulated deficit was approximately $77.4 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. The Company raised $11.1 million through a merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) that was consummated on June 5, 2007, to cover existing obligations and provide operating cash flows. On June 29, 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As of September 30, 2009, the Company had $4.6 million in cash on hand. As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. On May 19, 2009, June 29, 2009, and August 14, 2009, the Company made additional $2.0 million borrowings under the Loan Agreement, and on September 11, 2009, the Company borrowed the final $2.0 million available under the Loan Agreement. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. On September 11, 2009, the Lenders agreed to modify the Loan Agreement to extend the repayment terms to October 31, 2009, and, as more fully described in Note 12 in the notes to the unaudited condensed financial statements, on October 30, 2009, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to December 31, 2009. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. Management believes that the $4.6 million of cash on hand at September 30, 2009 is sufficient to enable the Company, under normal continuing operations, to meet its current operating cash requirements into January 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under this loan, which are due December 31, 2009, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern.
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

All outstanding principal and accrued interest under the loan are due on December 31, 2009, subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. The Company will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements acceptable to the Company. There is no guarantee that the Company will be able to do so. Upon the occurrence of an event of default, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which consists of all of our assets, including our intellectual property rights.
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
Research and development (“R&D”) expense represented 43% and 63% of total operating expense for the three months ended September 30, 2009 and 2008, respectively, 47% and 59% for the nine months ended September 30, 2009 and 2008, respectively, and 56% for the period from June 14, 2004 (date of inception) to September 30, 2009. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and nine months ended September 30, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to September 30, 2009:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Externally generated R&D expense	$732,162	$2,322,001	$2,985,635	$6,431,574	$28,051,611
Internally generated R&D expense	574,147	833,012	1,963,483	3,161,628	11,748,470

Total	$1,306,309	$3,155,013	$4,949,118	$9,593,202	$39,800,081

Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
In-licensing expenses	$—	$6,250	$400,000	$18,750	$5,270,000
CRO and investigator expenses	221,030	1,594,587	909,296	4,216,233	10,568,520
Consulting expenses	211,893	263,556	916,097	969,023	6,214,635
Other	299,239	457,608	760,242	1,227,568	5,998,456

Total	$732,162	$2,322,001	$2,985,635	$6,431,574	$28,051,611

Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Payroll and payroll related expenses	$459,266	$650,577	$1,380,281	$2,241,690	$8,194,235
Stock-based compensation	23,050	32,557	239,864	280,796	1,059,697
Travel and entertainment expenses	29,799	53,071	134,815	261,654	1,120,185
Other	62,032	96,807	208,523	377,488	1,374,353

Total	$574,147	$833,012	$1,963,483	$3,161,628	$11,748,470

The Company does not presently segregate total research and development expenses by individual project because our research is focused on atherosclerosis and cardiometabolic disease as a unitary field of study. Although the Company has a mix of preclinical and clinical research and development, personnel working on the programs are combined, financial expenditures are combined, and reporting has not matured to the point where they are separate and distinct projects. The Company cannot reliably allocate the personnel costs, consulting costs, and other resources dedicated to these efforts to individual projects, as we are conducting our research on an integrated basis.
Assuming the Company is able to raise additional financing, it is expected that there will be significant research and development expenses for the foreseeable future. Clinical trial activity in the CEA and ACS Phase II clinical trials has decreased as a result of completing the studies, although expenditures for the ongoing FDG-PET trial remain significant. In addition, the Company anticipates the potential need to incur expenses related to assets recently licensed from Roche that will require significant spending on preclinical and clinical development. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing of raising additional financing, the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.
The Company believes that it is not possible at this time to provide a meaningful estimate of the total cost to complete our ongoing projects and to bring any proposed products to market. The potential use of compounds targeting vascular inflammation as a therapy is an emerging area. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the preclinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant preclinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products. The Company reported results for the ACS and CEA Phase II clinical trials at the AHA Conference in November 2008, and reported results from the sub-study of its ACS Phase II clinical trial at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in May of 2009. Enrollment of patients in the FDG-PET Phase II clinical trial was completed in May 2009 and results are expected in the last fiscal quarter of 2009.

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
Results of Operations
Comparison of the three months ended September 30, 2009 and 2008
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended September 30, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Three Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	1,306,309	3,155,013	(1,848,704)	(59)%
General and administrative expense	1,697,476	1,869,366	(171,890)	(9)%
Interest income	—	32,002	(32,002)	—
Interest expense	5,033,598	3,891	5,029,707	—
Other income/(expense)	(663)	28,996	(29,659)	(102)%
Revenue. The Company did not generate any revenue in the three months ended September 30, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expense. Research and development expense decreased 59%, or approximately $1.8 million, from $3.1 million for the three months ended September 30, 2008 to $1.3 million for the three months ended September 30, 2009. Clinical trial and preclinical related CRO, investigator and lab data analysis clinical trial related expenses decreased $1.4 million from $1.6 million in the three months ended September 30, 2008 to $200,000 in the three months ended September 30, 2009. The ACS phase II clinical trial was completed in 2008, resulting in a decrease of $885,000 in CRO and investigator expenses. The CEA phase II clinical trial was also completed in 2008 resulting in a decrease of $350,000 in CRO and investigator expenses. FDG-PET CRO and investigator expenses decreased $242,000 from $439,000 in the three months ended September 30, 2008 to $197,000 in the three months ended September 30, 2009. Lab data analysis and other R&D expenses decreased $200,000 from $500,000 in the three months ended September 30, 2008 to $300,000 in the three months ended September 30, 2009. The $200,000 decrease resulted primarily from a $200,000 decrease in ACS expenses, and a $150,000 decrease in CEA expenses resulting from the completion of the ACS and CEA phase II clinical trials in 2008, and a $50,000 decrease in FDG-PET phase II clinical trial expenses; net of an increase of $50,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291 and an increase of $150,000 in expenses incurred in the drug development for one of the Roche in the three months ended September 30, 2009. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $200,000 from $800,000 in the three months ended September 30, 2008 to $600,000 in the three months ended September 30, 2009 primarily due to personnel turnover and due to pay adjustments. Consulting expenses were approximately $200,000 in the three months ended September 30, 2008 and 2009.

General and Administrative Expense. General and administrative expense decreased 9%, or approximately $200,000, from $1.9 million for the three months ended September 30, 2008 to $1.7 million for the three months ended September 30, 2009. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses increased $100,000 from $900,000 in the three months ended September 30, 2008 to $1.0 million in the three months ended September 30, 2009, primarily due to a $100,000 adjustment to reduce bonus estimates in the three months ended September 30, 2008. Salary, benefits, stock-based compensation expenses and travel expenses did not significantly change in the three months ended September 30, 2008 and 2009. Corporate and facilities general and administrative expenses decreased $200,000 from $700,000 in the three months ended September 30, 2008 to $500,000 in the three months ended September 30, 2009 primarily due to cost containment management resulting in decreases of approximately $200,000 in various expenses, including audit fees, human resources expenses, and investor relations expenses. Consulting expenses was approximately $200,000 in the three months ended September 30, 2008 and 2009.
Interest Income. Interest income decreased $32,000, from $32,000 in the three months ended September 30, 2008 to $0 in the three months ended September 30, 2009. The Company did not have sufficient excess cash reserves to justify the expected cost of investments in the three months ended September 30, 2009.
Interest Expense. Interest expense increased $5,030,000 from approximately $4,000 in the three months ended September 30, 2008 to $5,034,000 in the three months ended September 30, 2009. The $5,034,000 in interest expense consisted of $283,000 interest on the note payable — affiliate and $4,751,000 in interest expense incurred in the amortization of the discount on $10.0 million notes payable — affiliate.
Other Income/(Expense). Other expense increased $30,000 from $29,000 in other income in the three months ended September 30, 2008 to $1,000 in other expense in the three months ended September 30, 2009. Unrealized gains on foreign exchange transactions decreased $94,000 from $94,000 in the three months ended September 30, 2008 to approximately $0 in the three months ended September 30, 2009; realized losses on foreign exchange transactions decreased $64,000 from $64,000 in the three months ended September 30, 2008 to approximately $0 in the three months ended September 30, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA phase II clinical trial.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Comparison of the nine months ended September 30, 2009 and 2008
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the nine months ended September 30, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Nine Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	4,949,118	9,593,202	(4,644,084)	(48)%
General and administrative expense	5,491,380	6,641,138	(1,149,758)	(17)%
Interest income	—	185,195	(185,195)	—
Interest expense	6,299,768	4,106	6,295,662	—
Other income	8,893	5,732	3,161	55%
Revenue. The Company did not generate any revenue in the nine months ended September 30, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense. Research and development expense decreased 48%, or approximately $4.7 million, from $9.6 million for the nine months ended September 30, 2008 to $4.9 million for the nine months ended September 30, 2009. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $3.3 million from $4.2 million in the nine months ended September 30, 2008 to $900,000 in the nine months ended September 30, 2009. The ACS phase II clinical trial was completed in 2008, resulting in a $2.4 million decrease in CRO and investigator expenses. The CEA phase II clinical trial was also completed in 2008 resulting in a $700,000 decrease in CRO and investigator expenses. FDG-PET CRO and investigator expenses decreased $200,000 from $1.1 million in the nine months ended September 30, 2008 to $900,000 in the nine months ended September 30, 2009. Lab data analysis and other R&D expenses decreased $500,000 from $1.2 million in the nine months ended September 30, 2008 to $700,000 in the nine months ended September 30, 2009. The $500,000 decrease resulted primarily from a $400,000 decrease in ACS expenses and $300,000 in CEA expenses from the completion of the ACS and CEA phase II clinical trials in 2008, and a $100,000 decrease in FDG-PET expenses; net of an increase of $100,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291 and an increase of $200,000 in expenses incurred in the drug development for one of the Roche compounds from $0 in the nine months ended September 30, 2009 to $200,000 in the nine months ended September 30, 2009. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $1.2 million from $3.2 million in the nine months ended September 30, 2008 to $2.0 million in the nine months ended September 30, 2009 primarily due to personnel turnover and pay adjustments. In-licensing expenses increased $400,000 from $0 in the nine months ended September 30, 2008 to $400,000 in the nine months ended September 30, 2009 due to the in-licensing of two Roche compounds in the nine months ended September 30, 2009. Consulting expenses were approximately $900,000 in the nine months ended September 30, 2008 and 2009.
General and Administrative Expense. General and administrative expense decreased 17%, or approximately $1.2 million, from $6.7 million for the nine months ended September 30, 2008 to $5.5 million for the nine months ended September 30, 2009. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $200,000 from $3.2 million in the nine months ended September 30, 2008 to $3.0 million in the nine months ended September 30, 2009, primarily due to a decrease in travel, while salary, benefits and stock-based compensation expenses did not significantly change in the nine months ended September 30, 2008 and 2009. Corporate and facilities general and administrative expenses decreased $800,000 from $2.9 million in the nine months ended September 30, 2008 to $2.1 million in the nine months ended September 30, 2009 primarily due to a $300,000 decrease in audit and legal expense, and a $500,000 decrease in public company expenses primarily due to a significant decrease in investor relations expenses. Consulting expenses decreased $200,000 from $600,000 in the nine months ended September 30, 2008 to $400,000 in the nine months ended September 30, 2009 due primarily to the timing of business development consulting services.
Interest Income. Interest income decreased $185,000, from $185,000 in the nine months ended September 30, 2008 to $0 in the nine months ended September 30, 2009. The Company did not have sufficient excess cash reserves to justify the expected cost of investments in the nine months ended September 30, 2009.
Interest Expense. Interest expense increased $6,296,000 from approximately $4,000 in the nine months ended September 30, 2008 to $6,300,000 in the nine months ended September 30, 2009. The $6,300,000 in interest expense consisted of $411,000 interest on the note payable — affiliate and $5,889,000 in interest expense incurred in the amortization of the discount on the $10.0 million notes payable — affiliate.
Other Income. Other income increased $3,000 from $6,000 in the nine months ended September 30, 2008 to $9,000 in the nine months ended September 30, 2009. Unrealized losses on foreign exchange transactions increased $32,000 from unrealized gains of $27,000 in the nine months ended September 30, 2008 to $5,000 in unrealized losses in the nine months ended September 30, 2009; realized gains on foreign exchange transactions increased $31,000 from realized losses of $17,000 in the nine months ended September 30, 2008 to realized gains of $14,000 in the nine months ended September 30, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA phase II clinical trial. Losses on the disposal of fixed assets decreased $4,000 from $4,000 in the nine months ended September 30, 2008 to approximately $0 in the nine months ended September 30, 2009.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.

Liquidity and Capital Resources
The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to September 30, 2009, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
In March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 in the notes to the unaudited condensed financial statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. On September 11, 2009, the Lenders agreed to modify the Loan Agreement to extend the repayment terms to October 31, 2009, and, as more fully described in Note 12 in the notes to the unaudited condensed financial statements, on October 30, 2009, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to December 31, 2009. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement.
Management believes that the $4.6 million of cash on hand at September 30, 2009 is sufficient for the Company, under normal continuing operations, to meet its current operating cash requirements into January 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under this loan, which are due December 31, 2009, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.
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

Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to September 30, 2009 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of September 30, 2009.
The Company had $4.6 million and $7.5 million of cash on hand at September 30, 2009 and 2008, respectively. In the period from September 30, 2008 to September 30, 2009, the Company received $10.0 million in cash inflows and disbursed $12.9 million in cash outflows resulting in a $2.9 million decrease in cash. Cash inflows consisted of the $10.0 million in proceeds from borrowings on the affiliate loan arrangement, $4,000 in interest income, and $4,000 from employee stock option exercises. Cash outflows consisted of $4.3 million in payments for payroll and related expenses, $3.1 million in payments for research and development related expenses, $1.7 million in payments to consultants for consulting services, $1.2 million in payments for legal services, $1.3 million in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.3 million in payments for travel reimbursement, facilities and other office related expenses.
The Company used $9.5 million and $15.5 million in net cash from operations in the nine months ended September 30, 2009 and 2008, respectively, and $63.1 million for the period from June 14, 2004 (date of inception) to September 30, 2009. The $6.0 million decrease in the net cash used in operations was comprised of a $700,000 increase in net loss from $16.0 million in the nine months ended September 30, 2008 to $16.7 million in the nine months ended September 30, 2009, a $10,000 decrease in the change in net assets, a $500,000 decrease in the change in net liabilities, a $5.9 million increase in the change in amortization of the discount on notes payable, a $400,000 increase in the change in interest payable to affiliate, and a decrease of $100,000 in stock-based compensation expense. The $700,000 increase in net loss was the result of a decrease of $4.6 million in research and development expenses and a $1.2 million decrease in general and administrative expenses, offset by a decrease of $200,000 in interest income and a $6.3 million increase in interest expense. For the period from June 14, 2004 (date of inception) to September 30, 2009, the Company used $63.1 million in operating activities which was comprised of inception-to-date net losses of $77.4 million, net of $10.1 million non-cash expenses, including $3.7 million inception-to-date stock-based compensation expense, $500,000 in depreciation expense, $5.9 million in interest expense from the amortization of the discount on notes payable, and net of $4.2 million net increase in the change in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
The Company used $16,000 and $130,000 in net cash from investing activities in the nine months ended September 30, 2009 and 2008, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to September 30, 2009. The Company used $16,000 and $130,000 in cash for capital expenditures in the nine months ended September 30, 2009 and 2008, respectively. From June 14, 2004 (date of inception) to September 30, 2009, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $664,000 in capital expenditures.
The Company received $10.0 million in cash from financing activities through a loan arrangement with its principal stockholder in the nine months ended September 30, 2009. There were no debt financings in 2008, and there were no equity financings in the first nine months of 2009 or in fiscal year 2008. The Company received $2,000 and $700 in cash from employee exercises of stock options in the nine months ended September 30, 2009 and 2008. The Company used $0 and $2,000 of cash from financing activities in capital equipment lease payments in the nine months ended September 30, 2009 and 2008. From June 14, 2004 (date of inception) to September 30, 2009, the Company received $57.6 million in net cash provided by financing activities, including $10.0 million in new notes payable borrowings from the principal stockholder in the nine months ended September 30, 2009, $24.4 million of cash received through the issuance of secured convertible debt, $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from employee and consultant exercises of stock options.

Contractual Obligation and Commitments
The following table describes the Company’s contractual obligations and commitments at September 30, 2009:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$1,493,790	$435,552	$834,652	$223,586	$—
Notes payable — affiliate (2)	10,000,000	10,000,000	—	—	—
Uncertain tax positions (3)	—	—	—	—	—
Licensing agreements (4)	—	—	—	—	—

	$11,493,790	$10,435,552	$834,652	$223,586	$—

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

(2)
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2009, as amended on October 30, 2009 and more fully discussed in Note 12 in the notes to the unaudited condensed financial statements, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

(3)
The Company adopted new accounting guidance for the accounting for uncertainty in income tax positions on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2008 was $274,000. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(4)
Under certain licensing agreements, Roche may receive up to $22.4 million in milestone payments, the majority of which would be tied to the achievement of product development and regulatory milestones. In addition, once products containing the compounds are approved for marketing, Roche will receive single-digit royalties based on net sales, subject to certain reductions.

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
Stock-based Compensation
On January 1, 2006, the Company adopted new accounting guidance for accounting for stock-based compensation. Under the fair value recognition provisions of this accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of the accounting guidance apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date of this new guidance are now being recognized over the remaining service period using the compensation cost estimated for the required pro forma disclosures.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the value of the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of September 30, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately 2 years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 132% and 93%, respectively, as of September 30, 2009, and the blended volatility rate was approximately 107% as of September 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the nine months ended September 30, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
In September 2009, the Company calculated an annualized forfeiture rate of 2.98% using historical data. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of September 30, 2009. The Company used an estimated forfeiture rate of 5.0% in the calculation of stock-based compensation expense as of September 30, 2008 as there was not sufficient historical information available to establish a calculated forfeiture rate.

The assumptions used to value option and restricted stock award grants for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Expected life from grant date	—	6.25	6.08	2.50-6.25
Expected volatility	—%	82%	105%	79%-82%
Risk free interest rate	—%	2.88%	2.89%	2.48-3.49%
Dividend yield	—	—	—	—
The following table summarizes stock-based compensation expense related to stock options and warrants for the three and nine months ended September 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to September 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$19,115	$32,557	$228,110	$280,796	$1,047,310
General and administrative expense	232,121	212,667	705,206	754,540	2,568,528

Total	$251,236	$245,224	$933,316	$1,035,336	$3,615,838

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $2.0 million in compensation expense over a weighted-average remaining period of 1.77 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expense related to employee restricted stock awards for the three and nine months ended September 30, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to September 30, 2009, which was included in the unaudited condensed statements of operations in the following captions:

					Period from
					June 14, 2004
	Three months ended		Nine months ended		(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
Research and development expense	$3,934	$—	$11,754	$—	$12,388
General and administrative expense	12,024	—	35,490	—	37,383

Total	$15,958	$—	$47,244	$—	$49,771

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $76,000 in compensation expense over a weighted-average remaining period of 1.25 years. However, no compensation expense will be recognized for any restricted stock awards that do not vest.

Forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to comply with the NASDAQ rules in order to maintain the listing of its common stock on NASDAQ;
•
the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the loan from the Lenders by the December 31, 2009 maturity date (or earlier if certain repayment acceleration provisions are triggered);

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
•
the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, respectively, are hereby supplemented to include the following:
Risk Related to the Company’s Financial Results
We are uncertain of our ability to service our indebtedness. If we are unable to repay our debt when it comes due, we may not be able to continue to operate our business.
In March 2009, the Company entered into a loan (the “Loan Agreement”) with its principal stockholder, Bay City Capital, and one of Bay City Capital’s affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement. As of September 11, 2009, the Company had drawn down the full amount from the debt facility. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default.
On September 11, 2009 and October 30, 2009, respectively, the Company entered into amendments to the Notes. All outstanding principal and accrued interest under the Loan Agreement, as amended, are due on December 31, 2009, subject to certain repayment acceleration provisions, including, without limitation, upon completion of a financing with gross proceeds in excess of $20.0 million. Given the maturity date, the Company in the near term will need to be able to repay the loan when it becomes due, extend the terms of the loan or find alternative financing arrangements. There is no guarantee that the Company will be able to do so. In order to repay the loan when it comes due, the Company will need to raise additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, or entering into collaborative or other strategic arrangements with corporate sources or other sources of financing. The Company does not know whether additional financing will be available in the near future on favorable terms or at all. If such additional capital is unavailable to us and we are unable to extend the terms of the loan, we may default on the Notes and may not be able to continue to operate our business.

Risk Related to the Securities Market and Ownership of the Company’s Common Stock
We may be unable to maintain our listing on the NASDAQ Capital Market. Failure to maintain our listing could adversely affect our business, and the liquidity of our common stock would be seriously limited.
Our common stock is currently traded on the NASDAQ Capital Market. The Company has failed to comply with the following NASDAQ requirements for continued listing (the “Listing Rules”): (i) Listing Rule 5550(b), which requires a minimum stockholders’ equity requirement of $2.5 million (the “Stockholders’ Equity Rule”); (ii) Listing Rule 5550(a)(2), which requires the Company to maintain a minimum closing bid price for its common stock of $1.00 (the “Minimum Bid Price Rule”); and (iii) Listing Rule 5605, which requires, among other things, that the Company’s Board of Directors be comprised of at least a majority of independent directors and that the Company’s audit committee be comprised of at least three independent directors (the “Independence Rules”). On August 27, 2009, the Company participated in a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) and presented its plan to achieve and sustain compliance with the Stockholders’ Equity Rule and the Independence Rules and addressed the Company’s failure to comply with the Minimum Bid Price Rule.
On October 9, 2009, the Company was notified that the Panel granted the Company’s request to remain listed on the NASDAQ Capital Market, subject to the Company demonstrating compliance with the Stockholders’ Equity Rule and the Independence Rules on or before December 31, 2009. There can be no assurance that the Company will be able to meet or maintain NASDAQ’s Listing Rules and the Company’s common stock may ultimately be delisted from the NASDAQ Capital Market. In addition, under NASDAQ Listing Rule 5810(c)(3)(A) the Company must regain compliance with the Minimum Bid Price Rule by March 15, 2010. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Rule and maintain its NASDAQ listing. The trading price of the Company’s common stock is likely to continue to be volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among other things, general and industry-specific economic conditions, recent and future financial market events, the Company’s need for substantial additional financing in the near term, lack of trading volume in the Company’s stock, the results of the Company’s clinical trials and concentration of stock ownership by the Company’s principal investor. These broad market and industry factors may seriously harm the market price of the Company’s common stock and cause the Company to not satisfy certain NASDAQ requirements, including the minimum continued listing bid price of $1.00 for its common stock.
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

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)
3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

Exhibit No.		Description
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
4.3
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5
Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.1
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.2
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.3
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.4
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

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
Date: November 12, 2009

VIA PHARMACEUTICALS, INC.

By:	/s/ James G. Stewart James G. Stewart
Senior Vice President, Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer