Form 10-K
period 2009-12-31
VIA Pharmaceuticals, Inc.
filed 2010-03-31
CIK 1003929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, Par Value $0.001 Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,804,977 based upon the closing sales price of the registrant’s common stock on The NASDAQ Capital Market on such date.
The number of shares of the registrant’s Common Stock outstanding as of March 15, 2010 was 20,636,998.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

i

PART I
Forward-looking statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to find a market maker to apply and be cleared by the Financial Industry Regulatory Authority to quote the Company’s common stock on the OTC Bulletin Board;
•	ability and willingness of active market makers in our Company’s common stock to trade the Company’s common stock on the Pink Sheets under a “piggyback qualification”;
•
the Company’s ability to borrow additional amounts under the new loan from Bay City Capital, as described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements;

•	the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the previous loan from Bay City Capital following the April 1, 2010 maturity date;
•	the Company’s ability to control its operating expenses;
•	the Company’s ability to comply with covenants included in the loans with Bay City Capital;
•	the Company’s ability to operate its business following the restructuring, as described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements;
•	the Company’s ability to comply with its reporting obligations under the rules and regulations promulgated by the Securities and Exchange Commission following the restructuring;
•	the Company’s ability to timely recruit and enroll patients in any future clinical trials;
•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;
•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;
•
complexities in designing and implementing cardiometabolic clinical trials using surrogate endpoints in Phase 1 and Phase 2 clinical trials which may differ from the ultimate endpoints required for registration of a candidate drug;

•	the results of the Company’s FDG-PET clinical trial as well as any future clinical trials;
•	if the results of the ACS and CEA studies, upon further review and analysis, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;
•	the Company’s ability to obtain necessary FDA approvals;
•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to identify potential clinical candidates from the family of DGAT1 compounds licensed and move them into preclinical development;
•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;
•	the Company’s potential for future growth and the development of its product pipeline, including the THR beta agonist candidate and the other compounds licensed from Roche;
•	the Company’s ability to obtain strategic opportunities to partner and collaborate with large biotechnology or pharmaceutical companies to further develop VIA-2291;
•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;
•	general economic and business conditions; and
•	the other risks described under the heading “Risk Factors” in Part I, Item 1A below.
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
Business Overview
VIA is a biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. Specifically, the Company’s lead compound, VIA-2291, targets an unmet medical need of reducing atherosclerotic plaque inflammation, which is an underlying cause of atherosclerosis and its complications. Atherosclerosis is a common cardiovascular disease that results from chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can also cause a rupture of inflamed plaque tissue, leading to major adverse cardiovascular events (“MACE”) such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide.
In 2008, the Company expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

In March 2005, the Company entered into an exclusive license agreement (the “Stanford License”) with Stanford University (“Stanford”) to use a comprehensive gene expression database and analysis tool to identify novel, and prioritize known, molecular targets for the treatment of vascular inflammation and to study the impact of candidate therapeutic interventions on the molecular mechanisms underlying atherosclerosis (the “Stanford Platform”). One of the Company’s founders, Thomas Quertermous, M.D., who currently serves on the advisory board to the Company, developed the Stanford Platform at Stanford during the course of a four-year, $30.0 million research study (the “Stanford Study”). The Stanford Study initially utilized human tissue samples made available from the Stanford heart transplant program to characterize human plaque at the level of gene expression and identify the inflammatory genes and pathways involved in the development of atherosclerosis and associated complications in humans. To develop the Stanford Platform, the Stanford Study performed similar experiments on vascular tissue samples from mice prone to developing atherosclerosis and identified genes and pathways associated with the development of atherosclerosis that mice and humans have in common (the “Overlap Genes”). The Stanford Platform allowed us to analyze the expression of the Overlap Genes following the administration of candidate drugs to atherosclerotic-prone mice, and thus provided a useful tool for studying the effects of therapeutic intervention in the development of cardiovascular disease. This platform also gave us useful insight into the molecular pathways that we believe to be most relevant to the cardiovascular disease process. In January 2009, the Company advised Stanford that it was terminating its exclusive license agreement effective February 14, 2009.
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
VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase 2 clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase 2 study of VIA-2291 at clinical sites in Italy for patients who had a carotid endarterectomy (“CEA”) procedure. In addition, the Company enrolled 191 patients in a second Phase 2 study at 15 clinical sites in the United States and Canada for patients with acute coronary syndrome (“ACS”) who experienced a recent heart attack.
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
Following the results of the DSMB review, the Company began enrolling patients in a third Phase 2 clinical trial that utilized Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing atherosclerotic plaque inflammation in treated patients. The Company enrolled 52 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study, which was run at five clinical sites in the United States and Canada. Endpoints in the study included reduction in atherosclerotic plaque inflammation as measured by serial FDG-PET scans. The last patient visit was reported in December 2009 and completion of data analysis and reporting of clinical trial results are anticipated in the first half of 2010.
In December 2008, the Company entered into two research, development and commercialization agreements with Hoffman-LaRoche Inc. and Hoffman-LaRoche Ltd. (collectively, “Roche”) to license, on an exclusive, worldwide basis, two sets of compounds (the “Roche Licenses”). The first license is for Roche’s thyroid hormone receptor (“THR”) beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 (“DGAT1”) metabolic disorders program.
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

Business Strategy
The Company’s objective is to become a leading biotechnology company focused on discovering, developing and commercializing novel drugs for the treatment of unmet medical needs of cardiovascular and metabolic disease. The key elements of the Company’s business strategy are as follows:
•
Maximize the value of our lead product candidate, VIA-2291. The Company seeks to develop VIA-2291 for the treatment of atherosclerotic plaque and secondary prevention of ACS in patients who have experienced a recent heart attack. The Company is applying its clinical development expertise to complete its clinical trials for VIA-2291. The Company anticipates that the development of VIA-2291 may ultimately be expanded to include primary prevention of ACS and stroke. The Company plans to pursue business collaborations with large biotechnology or pharmaceutical companies to conduct additional clinical trials required for regulatory approval.

•
Pursue the clinical development of the THR beta agonist compound licensed from Roche. The Company intends to pursue this clinically ready asset and is in the planning phases for its clinical development. The Company anticipates filing an IND application, and initiating Phase 1 clinical trials, during the next twelve months.

•
Pursue the preclinical development of DGAT1 compounds licensed from Roche. The Company intends to pursue the preclinical development of the DGAT1 compounds in order to identify a potential lead candidate for further development in human clinical trials.

•
Expand our portfolio of small molecule product candidates through acquisitions and in-licensing. The Company intends to continue to license and develop preclinical and clinical small molecule compounds for the treatment of cardiovascular and metabolic disease. The Company believes this strategy will enable the Company to build a valuable drug development pipeline.

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
Carotid artery disease is the narrowing of the carotid arteries caused by the buildup of plaque inside the blood vessels causing decreased blood flow to the brain and an increased risk of stroke. VIA believes that VIA-2291 may also have utility in the treatment of inflammation in carotid artery disease and may reduce the risk of stroke in patients.
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
VIA-2291
The Company’s lead product candidate is VIA-2291, a small molecule drug that targets atherosclerotic plaque inflammation, a primary disease process in atherosclerosis. VIA-2291 is a potent, selective and reversible inhibitor of 5LO, which is believed to be a key enzyme in the biosynthesis of leukotrienes (important mediators of inflammation involved in the development and progression of atherosclerosis). The Company is developing VIA-2291 as a once-daily, oral drug to target atherosclerotic plaque inflammation. The goal of the VIA-2291 program is to treat inflammation in atherosclerotic plaques of patients with existing disease, thus decreasing their risk of MACE, including heart attack and stroke.
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
The Company is undertaking the clinical development of VIA-2291 for the secondary prevention of MACE in ACS patients. On March 30, 2006, the Company filed IND 72,381 for VIA-2291 under its name with the FDA and in 2006, began two Phase 2 proof-of-concept studies of VIA-2291: the first study focused on patients undergoing CEA surgical procedures, while the second focused on patients with ACS who recently experienced heart attack and remain at an increased risk for MACE. Prior to that, Abbott conducted a clinical development program for ABT-761 (now VIA-2291) under IND 48,839.

Abbott previously tested VIA-2291 in more than 1,100 patients in 29 clinical trials for the treatment of asthma. During preclinical animal testing conducted by Abbott, and clinical trials of ABT-761 (now VIA-2291), safety issues with regards to tumors in animals and higher incidence of liver function abnormality in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. Lower doses of the drug may reduce these safety concerns. In the ACS clinical trial, the Company did see generally mild, reversible elevations of normal liver enzymes in the low dose VIA-2291 treated group, but no elevations in the higher dose drug-treated groups.
The first Phase 2 clinical study of VIA-2291 enrolled 50 patients with significant stenosis of the carotid artery who had a CEA after three months of treatment with VIA-2291 or placebo. A CEA is a surgical procedure to remove plaque in the lining of the carotid artery to allow for normal blood flow to the brain. This Phase 2 clinical study was designed to demonstrate efficacy and mechanism of action of VIA-2291 in the vessel wall, and had the unique advantage of providing access to atherosclerotic tissue removed in surgery for direct evaluation of VIA-2291’s effect on inflammation, through a panel of assays and histological examinations. The study also included measures of leukotrienes and biomarkers of inflammation in blood serum that are indicative of increased risk of MACE.
The second Phase 2 clinical study, which the Company conducted concurrently with the first Phase 2 clinical study, enrolled 191 ACS patients who experienced a recent heart attack. Patients were treated once daily with one of three dose levels of VIA-2291 or placebo. The study was designed to establish dose and safety data in the ACS patient population, and included measures of leukotrienes and biomarkers of inflammation, and medical imaging of the coronary vessel wall in a sub-study of patients to evaluate plaque characteristics in patients in the VIA-2291 groups and placebo groups.
VIA-2291 Clinical Trial Results
On November 9, 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials at the American Heart Association (“AHA”) conference in New Orleans, Louisiana. In both the ACS trial and the CEA trial, VIA-2291 effectively inhibited production of leukotrienes. The ACS trial met its primary endpoint by demonstrating a significant change from baseline in Leukotriene B4 (“LTB4”) production at all doses tested (p<0.001). The CEA trial missed its primary endpoint of percentage reduction in macrophage inflammatory cells in plaque tissue, but met key secondary endpoints including reduction of high sensitivity C-reactive protein (“hs-CRP”) (p<0.01). VIA-2291 was generally well-tolerated in both trials.
The ACS Phase 2 study was designed to establish optimal dosing and safety data in 191 patients with ACS who recently had a heart attack or unstable angina. Patients were treated once daily for 12 weeks with one of three dose levels of VIA-2291 or placebo. In order to further evaluate VIA-2291’s effect over a longer timeframe, a sub-study of patients in the ACS trial continued for an additional 12 weeks of treatment at the same dose followed by a 64 slice multi-detector computed tomography (“MDCT”) scan following up on the baseline MDCT scan that all patients received in the ACS trial. The statistical outcomes for the ACS trial were validated by an independent academic statistics group at Montreal Heart Institute.
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
The CEA Phase 2 study evaluated VIA-2291’s effect on atherosclerotic plaque inflammation in 50 patients scheduled for CEA, a surgical procedure to remove plaque from the carotid artery to increase blood flow to the brain and to reduce the risk of stroke in patients with significant blockage in the artery. Patients in the CEA trial were treated for 12 weeks with either 100 mg of VIA-2291 or placebo, and then underwent a CEA procedure. The CEA trial was designed to provide direct evaluation of VIA-2291’s effect on inflammation by analyzing plaque removed from the carotid arteries of patients treated with VIA-2291 or placebo. The CEA trial also measured serum biomarkers of inflammation to measure reduction in inflammation in treated patients.
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
VIA-2291 was generally well-tolerated in both trials. In the ACS trial, common (>10 percent) adverse events (“AEs”) with no clear difference between placebo and VIA-2291 treated patients included angina, fatigue, musculoskeletal pain, and headache. Laboratory abnormalities included generally mild, reversible three times upper limit of normal liver enzymes in the low dose VIA-2291 treated group (10 percent) and placebo (2 percent), not seen in the higher dose drug-treated groups. In the CEA study, common AEs (>7 percent) included fever, diarrhea and cystitis that occurred somewhat more commonly in VIA-2291 treated patients. Common laboratory abnormalities included mild reversible elevations of BUN and reversible decreases >1 gm/dL of hemoglobin that were more frequent in VIA-2291 treated patients.
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
In addition to the CEA and ACS Phase 2 clinical trials, the Company conducted a third Phase 2 clinical trial involving VIA-2291 that utilizes FDG-PET to measure the impact of VIA-2291 on reducing atherosclerotic plaque inflammation in treated patients. The Company enrolled 52 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study. Endpoints in the study include reduction in atherosclerotic plaque inflammation as measured by serial FDG-PET scans. The last patient visit was reported in December 2009 and completion of the data analysis and reporting of clinical trial results are anticipated in the first half of 2010.
In May 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The purpose of the sub-study was to evaluate the effect of VIA-2291 25mg, 50mg and 100mg doses relative to placebo from baseline in patients dosed with VIA-2291 for 24 weeks. After completion of the initial 12 weeks of dosing, more than 85 of the 191 total ACS patients continued on to receive an additional 12 weeks of dosing on top of current standard medical care and received a 64 slice MDCT scan at baseline and 24 weeks. Evaluable scans from patients treated with placebo showed significantly more evidence of new plaque lesions from VIA-2291 treated patients. MDCT scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the progression of unstable coronary plaques that lead to heart attacks and stroke.
In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design.
The Company plans to pursue business collaborations with large biotechnology or pharmaceutical companies to conduct additional clinical trials required for regulatory approval.
Abbott Exclusive License Agreement
In August 2005, the Company entered into an exclusive, worldwide license agreement with Abbott for the development and commercialization of a patented compound and related technology, formerly known as ABT-761 and subsequently renamed VIA-2291, claimed in U.S. Patent No. 5,288,751 and EU Patent No. 667,855. In exchange for such license, the Company agreed to make certain payments to Abbott related to: (i) the grant of the license, (ii) the transfer of the licensed technology, (iii) the achievement of certain development milestones (i.e., the first dosing of a Phase 3 clinical trial patient, and regulatory approval to commence sale of a licensed product in United States, Japan or specified European countries), and (iv) the achievement of certain worldwide sales milestones. Abbott will be entitled to an aggregate of $19.0 million in payments if all development milestones are achieved and $27.0 million in payments if all worldwide sales milestones are paid. To date, the Company has paid Abbott $2.0 million for the grant of the license and $1.0 million for the transfer of the licensed technology. However, to date, no development or worldwide sales milestones have been achieved.

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
Roche Licensed Assets
In December 2008, the Company entered into the Roche Licenses for two sets of compounds that we believe represent novel potential drugs for treatment of cardiovascular and metabolic disease. The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical DGAT1 metabolic disorders program. Under the terms of the agreements, the Company assumes control of all development and commercialization of the compounds, and will own exclusive worldwide rights for all potential indications.
Roche will receive up to $22.8 million in upfront and milestone payments, the majority of which is tied to the achievement of product development and regulatory milestones. In addition, once products containing the compounds are approved for marketing, Roche will receive single-digit royalties based on net sales, subject to certain reductions.
The Company must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing the compounds. Under the license for the THR beta agonist, if the Company has not completed a Phase 1 clinical trial with respect to a lead product containing this compound by January 5, 2012, then either the Company must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound.
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
The Roche Licenses will expire, unless earlier terminated pursuant to other provisions of the licenses, on the last to occur of (i) the expiration of the last valid claim of a licensed patent covering the manufacture, use or sale of products containing the compounds, or (ii) ten years after the first sale of a product containing the compounds.
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
In 2005, the Company exclusively licensed from Abbott various U.S. and European Union (“EU”) composition of matter patents related to VIA-2291, including United States Patent No. 5,288,751 (collectively, the “Abbott Patents”). The Abbott Patents will expire in 2012 in the United States and 2013 in the EU.
In February 2009, the Company was issued United States Patent No. 7,495,024 entitled “Phenylalkyl N-Hydroxyureas for Combating Atherosclerotic Plaque”, covering the use of VIA-2291 for the treatment of atherosclerosis. This patent will expire in August 2026, and is pending in other major markets worldwide.
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
Clinical Trials
The Company enters into master services agreements with contract research organizations to assist in the conduct of its clinical trials for development of products. The Company used i3 Research, a division of Ingenix Pharmaceutical Services, Inc., to conduct the VIA-2291 ACS and CEA clinical trials. The Company used PharmaNet LLC to conduct the VIA-2291 FDG PET clinical trial.
Manufacturing
The Company enters into manufacturing agreements with third party contract manufacturing organizations that comply with current Good Manufacturing Practice (“cGMP”) guidelines for bulk drug substance and oral formulations of VIA-2291 and the Company’s other product candidates needed to support both ongoing and planned clinical trials, as well as commercial marketing of the product following regulatory approval.
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
The Company’s ability to compete successfully will depend, in part, on its ability to: (i) develop proprietary products; (ii) develop and maintain products that reach the market first, and are technologically superior to and more cost effective than other products on the market; (iii) obtain patent or other proprietary protection for its products and technologies; (iv) attract and retain scientific and product development personnel; (v) obtain required regulatory approvals; and (vi) manufacture, market and sell products that the Company develops. Developments by third parties may render our product candidates obsolete or noncompetitive. These competitors, either alone or in collaboration, may succeed in developing technologies or products that are more effective than those developed by the Company.

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
Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The Company’s submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor (i.e. VIA) may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP, or Good Clinical Practice requirements, including regulations for informed consent.
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

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following three sequential phases, which may overlap:
•
Phase 1: Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients.

•
Phase 2: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product may be effective and has an acceptable safety profile, Phase 3 trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

•
Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the drug’s safety and effectiveness after NDA approval and commercialization. Such post approval trials are typically referred to as Phase 4 studies.

Clinical trials, including the adequate and well-controlled clinical investigations conducted in Phase 3, are designed and conducted in a variety of ways. Phase 3 studies are often randomized, placebo-controlled and double-blinded. A “placebo-controlled” trial is one in which one group of patients, referred to as an “arm” of the trial, receives the drug being tested while another group receives a placebo, which is a substance known not to have pharmacologic or therapeutic activity. In a “double-blind” study, neither the researcher nor the patient knows which arm of the trial is receiving the drug or the placebo. “Randomized” means that upon enrollment patients are placed into one arm or the other at random by computer. Other controls also may be used by which the test drug is evaluated against a comparator. For example, “parallel control” trials generally involve studying a patient population that is not exposed to the study medication (i.e., is either on placebo or standard treatment protocols). In such studies experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the study. Not all studies are highly controlled. An “open label” study is one where the researcher and the patient know that the patient is receiving the drug. A trial is said to be “pivotal” if it is designed to meet statistical criteria with respect to pre-determined “endpoints,” or clinical objectives, that the sponsor believes, based usually on its interactions with the relevant regulatory authority, will be sufficient to demonstrate safety and effectiveness meeting regulatory approval standards. In some cases, two “pivotal” clinical trials are necessary for approval.
The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. In 1992, under the Prescription Drug User Fee Act (“PDUFA”), the FDA agreed to specific goals for improving the drug review time and created a two-tiered system of review times — Standard Review and Priority Review. Standard Review is applied to a drug that offers at most, only minor improvement over existing marketed therapies. The 2002 amendments to PDUFA set a goal that a Standard Review of an NDA be accomplished within ten months. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the time it takes the FDA to review an NDA is reduced such that the goal for completing a Priority Review initial review cycle is six months. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the Company does. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the Company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the Company to develop additional data or conduct additional preclinical studies and clinical trials.

The FDA has expanded its expedited review process in recognition that certain severe or life-threatening diseases and disorders have only limited treatment options. Fast track designation expedites the development process, but places greater responsibility on a drug company during Phase 4 clinical trials. The drug company may request fast track designation for one or more indications at any time during the IND process, and the FDA must respond within 60 days. Fast track designation allows the drug company to develop product candidates faster based on the ability to request an accelerated approval of the NDA. For accelerated approval the clinical effectiveness is based on a surrogate endpoint in a smaller number of patients. In addition, the drug company may request priority review at the time of the NDA submission. If the FDA accepts the NDA submission as a priority review, the time for review is reduced from one year to six months. The Company plans to request fast track designation and/or priority review, as appropriate, for its product candidates.
PDUFA, which has been reauthorized twice and is likely to be reauthorized again before the Company’s submission of an NDA, requires the payment of user fees with the submission of NDAs. These application fees are substantial ($1,405,500 in the FDA’s Fiscal Year 2010) and will likely increase in future years. If the Company obtains FDA approval for its product candidates, it could obtain five years of Hatch-Waxman marketing exclusivity for product candidates containing no active ingredient (including any ester or salt of the active ingredient) previously approved by the FDA. Under this form of exclusivity, third parties would be precluded from submitting a drug application which refers to the previously approved drug and for which the safety and effectiveness investigations relied upon by the new applicant were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use for a period of five years. This form of exclusivity does not block acceptance and review of stand-alone NDAs supported entirely by data developed by the applicant or to which the applicant has a right of reference.
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

Research and Development
The Company’s research and development expenses were $6.1 million and $11.8 million in the years ended December 31, 2009 and 2008, respectively. The Company continues to incur significant research and development expenses as it finalizes its clinical programs related to its lead compound VIA-2291, continues planning for clinical trials of its preclinical pipeline assets and evaluates other potential preclinical or clinical compounds that the Company may consider acquiring or licensing.
Employees
As of December 31, 2009, the Company had nineteen full-time employees, including nine in research and development. Of these employees, four have Ph.D.s, one has an M.D. and six have Masters degrees. For employee information following the restructuring, please see “Other Information” in Part II, Item 9B below.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of VIA Pharmaceuticals, Inc. as of March 15, 2010 are as follows:

Name	Age	Position
Lawrence K. Cohen	56	Director, President and Chief Executive Officer
James G. Stewart	57	Senior Vice President, Chief Financial Officer and Secretary
Rebecca A. Taub	58	Senior Vice President, Research and Development
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

Advisors
The Company has established an advisory board to provide guidance and counsel on aspects of its business. Members of the board provide input on product research and development strategy, assist in targeting future pathways of interest, provide industry perspectives and background and assist in education and publication plans.
The Company’s advisors are as follows:

Name	Specialty	Employment/Current Positions

Marcelo di Carli, MD	Atherosclerosis and cardiovascular disease and imaging technologies	Associate Professor of Radiology, and Chief of Nuclear Medicine, Brigham and Women’s Hospital

Robert Fenichel, MD, Ph.D.	Atherosclerosis and cardiovascular disease and regulatory matters	Former Deputy Division Director, Division of CardioRenal Drug Products, Food and Drug Administration

Peter Libby, MD	Atherosclerosis and cardiovascular disease, including the role of inflammation in the disease process	Mallinckrodt Professor of Medicine, and Chief, Cardiovascular Division, Brigham and Women’s Hospital

Marc Pfeffer, MD, Ph.D.	Pathophysiology and clinical management of progressive cardiac dysfunction following heart attack or hypertension	Dzau Professor of Medicine, Harvard Medical School Senior Physician, Brigham and Women’s Hospital in Boston

Thomas Quertermous, MD	Vascular pathophysiological, genetic and molecular mechanisms of inflammation and atherogenics	William G. Irwin Professor of Cardiovascular Medicine and Chief of Research, Cardiovascular Medicine Division, at Stanford University School of Medicine.

Paul Ridker, MD	Atherosclerosis and cardiovascular disease, including the role of inflammation in the disease process and the role of CRP	Eugene Braunwald Professor of Medicine, Harvard Medical School and Director, Center for Cardiovascular Disease Prevention, Divisions of Cardiovascular Diseases and Preventive Medicine, Brigham and Women’s Hospital

Jean-Lucien Rouleau, MD	Atherosclerosis and cardiovascular disease	Dean, Faculty of Medicine, University of Montreal

Jean-Claude Tardif, MD	Atherosclerosis and cardiovascular disease	Associate Professor of Medicine, University of Montreal Director of Research, Montreal Heart Institute

Renu Virmani, MD	Cardiovascular pathology	President and Medical Director of CVPath Institute, Inc.

Corporate Information
Our principal executive office is located at 750 Battery Street, Suite 330, San Francisco, CA 94111, and our telephone number is (415) 283-2200. Our website address is: www.viapharmaceuticals.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website, which should not be considered part of this annual report on Form 10-K. You may view our financial information, including the information contained in this annual report, and other reports we file with the Securities and Exchange Commission (“SEC”), on the Internet, without charge as soon as reasonably practicable after we file them with the SEC, in the “SEC Filings” page of the Investor Relations section of our website at www.viapharmaceuticals.com. Alternatively, you may view or obtain reports filed with the SEC at the SEC Public Reference Room at 100 F Street, N.E. in Washington, D.C. 20549, or at the SEC’s Internet site at www.sec.gov. You may obtain information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330.
ITEM 1A. RISK FACTORS
Risks Related to the Company’s Financial Results
The Company has experienced significant losses, expects losses in the future, has limited resources and there is substantial doubt as to the Company’s ability to continue as a going concern.
The Company is a clinical-stage biotechnology company with a limited operating history and a single product candidate in clinical trials, VIA-2291. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur significant research and development and general and administrative expenses related to its operations. The Company’s net loss for the years ended December 31, 2009 and 2008 was approximately $21.0 million and $20.3 million, respectively. As of December 31, 2009, the Company had an accumulated deficit of approximately $81.6 million. The Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. If the Company’s product candidates, including VIA-2291, fail in clinical trials or do not gain regulatory approval, or if the Company’s future products do not achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.
Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern is also dependent upon its ability to control its operating expenses and its ability to achieve a level of revenues adequate to support its capital and operating requirements.
The factors described in the auditor’s report and Note 1 and Note 12 in the Notes to the Financial Statements may make it more difficult for the Company to obtain additional financing, and there can be no assurance that the Company will be able to obtain such financing on favorable terms, or at all. As a result of the Company’s losses to date, expected losses in the future, limited capital resources, including cash on hand, and accumulated deficit, the Company’s independent registered public accounting firm concluded that there is substantial doubt as to the Company’s ability to continue as a going concern, and accordingly, included an explanatory paragraph describing conditions that raise substantial doubt about its ability to continue as a going concern in their report on the Company’s December 31, 2009 financial statements.
The Company will require substantial additional funding in the near term to continue operating its business, which may not be available to the Company on acceptable terms, or at all, which could force the Company to delay, scale back or eliminate some or all of its research and development programs, or ultimately cease operations.
As of December 31, 2009, the Company had $2.2 million in cash. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan (the “March 2009 Loan”) with its principal stockholder, Bay City Capital, and one of Bay City Capital’s affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of September 11, 2009, the Company had drawn down the full amount from the debt facility. As described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, the Company entered into another loan (the “March 2010 Loan”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, which loan is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15%

per annum, which increases to 18% per annum following an event of default. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Management believes that the total amount of cash borrowed under the March 2010 Loan, if fully drawn, will enable the Company to meet its current obligations into the third quarter of 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements and to continue its research, development and commercialization activities. Current funds and additional funds raised will be required to:
•
fund the business operations of the Company, including general and administrative expenses and the expenses surrounding the restructuring as described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements;

•	fund clinical trials and seek regulatory approvals;
•	pursue and implement strategic partnering transactions;
•	pursue the development of additional product candidates;
•	conduct and expand the Company’s research and development activities;
•	access manufacturing and commercialization capabilities, including seeking collaboration and partnering opportunities;
•	implement additional internal systems and infrastructure; and
•	maintain, defend and expand the scope of the Company’s intellectual property portfolio.
The Company’s future funding requirements will depend on many factors, including but not limited to:
•	the terms and timing of any collaboration, licensing or other strategic arrangements into which the Company may enter;
•	the scope, cost, rate of progress, and results of the Company’s current and future clinical trials, preclinical studies and other discovery, research and development activities;
•	the costs associated with establishing manufacturing and commercialization capabilities;
•	the costs of acquiring or investing in product candidates and technologies;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the potential need to hire additional management and research, development and clinical personnel;
•	the effect of competing technological and market developments; and
•	general and industry-specific economic conditions that may affect the Company’s research and development expenditures.
Until the Company can establish profitable operations to finance its cash requirements, which the Company may never do, the Company plans to finance future cash needs primarily through public or private equity or debt financings, the establishment of credit or other funding facilities, or entering into collaborative or other strategic arrangements with corporate sources or other sources of financing. Global market and economic conditions have been, and continue to be, disrupted and volatile. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. The Company does not know whether additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. Since August 2007, other than through bridge loans from its largest stockholder, the Company has been unsuccessful in securing additional financing and may not be able to do so in the near term when needed. The delisting of the Company’s common stock from the NASDAQ Capital Market may further adversely affect our ability to obtain additional financing in the near term when needed. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all of its research and development programs, including activities related to its clinical trials, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose, or ultimately cease operations.

The Company expects to be in default under the March 2009 Loan, which default could lead to a foreclosure on the Company’s assets.
All outstanding principal and accrued interest under the March 2009 Loan are due on April 1, 2010. The Company will not be able to repay the loan when it becomes due on April 1, 2010. When the Company does not repay the loan at maturity, it will be in default under the March 2009 loan agreement and the Lenders may terminate the March 2009 Loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the March 2009 Loan, which could cause the Company to cease operations. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, it may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
The Company may not be able to satisfy certain covenant restrictions, which could adversely affect the Company’s business, financial condition, results of operations and liquidity.
As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. As of September 11, 2009, the Company had drawn down the full amount from the debt facility. As described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, the Company entered into the March 2010 Loan with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. In connection with both loans, the Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. The Company’s ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or its results of operations, adverse regulatory developments, the economic environment and adverse conditions in the financial markets or other events beyond the Company’s control. Failure to comply with these restrictions may result in the occurrence of an event of default under the loan. Upon the occurrence of an event of default, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which could adversely affect the Company’s ability to repay its debt securities and cause the Company to cease operations. In addition, the loans provide that, subject to certain specified exemptions, the proceeds of any debt or equity offering or asset sale must be used to reduce outstanding indebtedness under the loan or other specified indebtedness. This restriction severely limits the Company’s ability to use the proceeds of any debt or equity offering or asset sale to operate or grow the Company’s business. All outstanding principal and accrued interest under the March 2009 Loan are due on April 1, 2010. The Company will not be able to repay the loan when it becomes due on April 1, 2010.
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
The March 2009 Loan is secured by all of the Company’s assets, including its intellectual property. In connection with this loan, the Company granted the Lenders warrants to purchase an aggregate of 83,333,333 shares of common stock (“Warrant Shares”) at $0.12 per share. The Warrant Shares vest based on the amount of borrowings under the loan and the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the warrants, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the $10.0 million of borrowings, 83,333,333 Warrant Shares are vested and are exercisable. The Warrant Shares are exercisable at any time until 5:00 p.m. (Pacific Time) on March 12, 2014, upon the surrender to the Company of the properly endorsed Warrant Shares, as specified in the warrants. To the extent the Warrant Shares are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted.

As described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, the March 2010 Loan is secured by all of the Company’s assets, including its intellectual property. In connection with this loan, the Company granted the Lenders warrants to purchase an aggregate of 17,647,059 shares of common stock (“2010 Warrant Shares”) at $0.17 per share. The 2010 Warrant Shares vest based on the amount of borrowings under the loan. Based on the $1,250,000 of borrowings, 7,352,941 of the 2010 Warrant Shares are vested and are exercisable as of March 29, 2010. The 2010 Warrant Shares are exercisable at any time until 5:00 p.m. (Pacific Time) on March 26, 2015, upon the surrender to the Company of the properly endorsed 2010 Warrant Shares, as specified in the warrants. To the extent the Warrant Shares are exercised by the Lenders, existing stockholders’ ownership in the Company will be further diluted. In addition, upon default of the March 2009 Loan the Lenders will have the right to declare the March 2010 Loan due and payable upon sixty days notice.
Risks Related to the Company’s Business
The Company is at an early stage of development. The Company has never generated and may never generate revenues from commercial sales of its products and the Company may not have products to market for several years, if ever.
Since its inception, the Company has dedicated substantially all its resources to the support and conduct of research and development of compounds for clinical trials, and specifically, toward the development of VIA-2291. Because none of the Company’s current or potential products have been finally approved by any regulatory authority, the Company currently has no products for commercial sale and has not generated any revenues to date. The Company is considering its partnering opportunities with large biotechnology or pharmaceutical companies in connection with its current and future clinical trials and development activities. The Company does not expect to generate any revenues until it successfully partners its current or future programs or until it receives final regulatory approval and launches one of its products for sale.
The Company has conducted three Phase 2 clinical trials for VIA-2291: the CEA study, the ACS study, and the FDG-PET study. Based on the data reported, and to be reported, from these three studies, and subject to the receipt of substantial additional financing, the Company anticipates initiating future clinical development activities with respect to VIA-2291 and is currently evaluating various development alternatives, particularly strategic partnering opportunities. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase 2b trial, a Phase 3 registration trial or some combination thereof. Any future trials will require regulatory approval and the failure to obtain such approval would have a material adverse effect on the Company’s business. Substantial additional investment in future clinical trials will be required and will require significant time.
In December 2008, the Company entered into two license agreements with Roche to develop and commercialize two sets of compounds (the “Metabolic Compounds”). The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical DGAT1 metabolic disorders program. If necessary financing is obtained either through additional investment in the Company or through another vehicle, the Company intends to enter into strategic arrangements to pursue preclinical and clinical development of the Metabolic Compounds. There can be no assurance that the Company will be able to obtain such financing.
The Company’s ability to generate product revenue will depend heavily on the successful development and regulatory approval of VIA-2291, the Metabolic Compounds or any other product candidates. The Company cannot guarantee that it will be successful in completing the remaining Phase 2 trial or any subsequent clinical trials initiated for VIA-2291, or that it will be able to obtain the necessary financing to initiate and/or complete clinical trials for VIA-2291, the Metabolic Compounds or any other product candidates. The Company also cannot assure you that it will be able to successfully negotiate a strategic collaboration with a large biotechnology or pharmaceutical company with respect to VIA-2291 or otherwise finance the development of VIA-2291, the Metabolic Compounds or any other product candidates. The Company’s revenues, if any, will be derived from products that the Company does not expect to be commercially available for several years, if ever. The development of VIA-2291, the Metabolic Compounds or any other product candidates may be discontinued at any stage of the clinical trial programs and the Company may never generate revenue from any of its product candidates. Accordingly, there is no assurance that the Company will ever generate revenues.

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
Clinical trials are very expensive and difficult to design and implement. Conducting clinical trials is a complex and uncertain process and involves screening, assessing, testing, treating and monitoring patients at multiple sites, and coordinating with patients and clinical institutions. This is especially true for trials related to the cardiovascular indications that the Company is pursuing, in part because they require a large number of patients and because of the complexities involved in using histology, measurement of biomarkers and medical imaging. The clinical trial process is also time-consuming. For example, based on the clinical data reported from the CEA and ACS Phase 2 clinical trials, as described under “Business — VIA-2291 Clinical Trial Results” in Part I, Item 1 above, and subject to the receipt of additional financing, the Company intends to pursue strategic partnering opportunities with respect to future clinical development of VIA-2291. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. The Company is presently evaluating the design and strategy of additional clinical trials, which may take the form of a Phase 2b trial, a Phase 3 registration trial or some combination thereof. The Company currently expects that any additional trial would require the recruitment of a significant number of patients, would require significant investment, and could require more than two years to complete. The Company is unable to currently estimate the costs of additional trials, but industry estimates for trials of cardiovascular drugs often exceed $200 million, and require in excess of two years to complete. If the results of the additional clinical trials do not demonstrate a statistically significant reduction of MACE, the Company would likely be required to conduct additional clinical trials or narrow the labeling of its product based on results achieved, thereby delaying or preventing the commercial launch of VIA-2291. In addition, subject to the receipt of additional financing, the Company intends to pursue clinical development of the THR beta agonist compound and preclinical development of the DGAT1 compounds licensed from Roche, each of which will require significant spending and may require separate sources of funding. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Global market and economic conditions have been, and continue to be, disrupted and volatile. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. To date the Company has been unsuccessful in securing additional financing and may not be able to do so in the near term when needed, particularly in light of the current economic environment, adverse conditions in the financial markets, and the Company’s inability to secure financing over the past two years other than through bridge financing from its largest stockholder. Further, additional financing, if available, may not be obtained on terms favorable to the Company or its stockholders.
The Company’s DSMB reviewed safety data numerous times in connection with the CEA, ACS and FDG-PET clinical trials and has recommended that studies continue as planned. Additional DSMB reviews may be performed in connection with potential future clinical trials, and if the results of the DSMB review are unfavorable, the Company may be required to modify or discontinue its clinical trials of VIA-2291, thereby delaying or preventing completion of subsequent clinical trials, and the commercial launch of VIA-2291.
The conduct of the Company’s clinical trial activities, including analysis of the FDG-PET trial, as well as the commencement and completion of any future clinical trial activities, could be delayed, prevented or otherwise negatively impacted by several factors, including:
•
lack of adequate funding to continue the clinical development of VIA-2291 or to commence the preclinical and clinical development of the Metabolic Compounds, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of the Company’s clinical research organizations (“CROs”) and other third parties;

•	failure to enter into strategic partnering transactions or other strategic arrangements for the continued research and development of compounds for clinical trials;
•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site;
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
The Company will not know whether the analysis of the FDG-PET clinical trial will end on time and whether any future clinical trials, if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could have a material adverse effect on the Company’s business.
Failure to timely recruit and enroll patients for any future clinical trials may cause the development of the Company’s product candidates to be delayed.
The Company may encounter delays if it is unable to timely recruit and enroll enough patients to complete any future clinical trials. Clinical trial patient levels depend on many factors, including the eligibility criteria for the trial, assumptions regarding the baseline disease state and the impact of standard medical care, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and competition from other clinical trial programs for the treatment of similar indications. For example, although patient enrollment was completed, the Company experienced slower than expected patient enrollment in its completed CEA clinical trial. Any delays in planned patient enrollment in the future may result in increased costs, delay or prevent regulatory approval or harm the Company’s ability to develop and commercialize current or future product candidates, including in collaboration with biotechnology or pharmaceutical companies.

The Company’s Phase 2 clinical trials of VIA-2291 primarily target biomarkers, histology and medical imaging as endpoints, and the results of any Phase 2 clinical trials may not be indicative of success in future clinical trials that will target outcomes such as heart attack and stroke. The results of previous clinical trials may not be predictive of future results, and the Company’s current and future clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
The clinical data collected during the (i) prior clinical trials involving VIA-2291 (formerly known as ABT-761) conducted by Abbott prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) the CEA, ACS, ACS MDCT sub-study and FDG-PET clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, at least one additional clinical trial will need to be conducted which may include a Phase 2b or Phase 3 clinical trial and which may be 12 to 36 months in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Such additional clinical trials must ultimately demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Until data from one or more of these outcome clinical trials can be collected and analyzed, the Company will not know whether VIA-2291 shows clinically significant benefits.
Results of the CEA and ACS clinical trials as described under “Business — VIA-2291 Clinical Trial Results” in Part I, Item 1 above are based on a very limited number of patients and may, upon review and further analysis, be revised, interpreted differently by regulatory authorities or negated by later stage clinical results. For instance, we believe the results of the CEA and ACS clinical trials support further clinical development of VIA-2291 in larger outcome trials based on the fact both trials achieved nearly every key endpoint, although the CEA trial missed its primary endpoint. The results from preclinical testing and Phase 2 clinical trials often have not been predictive of results obtained in later trials. A number of new drugs and therapeutics have shown promising results in initial clinical trials, but later-stage trials may fail to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Negative or inconclusive results, or adverse medical events during a clinical trial, could cause the termination of a clinical trial or require it to be repeated or a whole new clinical trial conducted. Data obtained from preclinical and clinical studies are subject to varying interpretations, which may delay, limit or prevent regulatory approval.
The Company’s Phase 2 FDG-PET clinical trial utilizes new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring inflammation in atherosclerosis. The results of this clinical trial may not be predictive of future results and may not be consistent with the results of the CEA and ACS clinical trials, the ACS MDCT sub-study or future clinical trials.
FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring atherosclerotic plaque inflammation. The last patient in the FDG-PET Phase 2 clinical trial was reported in December 2009 and completion of data analysis and reporting of clinical trial results are anticipated in the first half of 2010. If the results from this clinical trial are unfavorable, the Company may be delayed or prevented from completing subsequent clinical trials related to VIA-2291 or from commercially launching VIA-2291. In addition, the results of this clinical trial may not be predictive of future results and may not be consistent with results from the CEA or ACS clinical trials or the ACS MDCT sub-study, which may delay or prevent regulatory approval of VIA-2291, may harm the Company’s ability to develop and commercialize VIA-2291, and may negatively impact the Company’s ability to raise additional capital in the future.
The Company’s clinical trials could be delayed, suspended or stopped.
The Company will not know whether future clinical trials, if any, will begin on time or whether it will complete any of its ongoing clinical trials on schedule or at all. Product development costs to the Company and potential future collaborators or strategic partners will increase if the Company has delays in testing or approvals, or if the Company needs to perform more or larger clinical trials than planned. Significant delays, suspension or termination of clinical trials would adversely affect the Company’s financial results and the commercial prospects for the Company’s products, and would delay or prevent the Company from achieving profitable operations.
The Company relies on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the Company may be unable to obtain, or may experience delays in obtaining, regulatory approval, or may not be successful in commercializing the Company’s planned and future products.
The Company enters into master service agreements with third-party CROs and relied primarily on CROs to oversee its Phase 2 clinical trials for VIA-2291, and depends on independent clinical investigators, medical institutions and contract laboratories to conduct its clinical trials. Similarly, the Company intends to rely on CROs to oversee any additional clinical trials for VIA-2291 and will depend on independent clinical investigators, medical institutions and contract laboratories to conduct these clinical trials, whether in the form of a Phase 2b trial, a Phase 3 registration trial or some combination thereof. The

Company remains responsible, however, for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires the Company to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The Company’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. If the Company’s CROs or independent investigators fail to devote sufficient time and resources to the Company’s drug development programs, if they are unable or unwilling to follow the Company’s clinical protocols, or if their performance is substandard, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occurs, the clinical development costs for the Company’s product candidates would be expected to rise and the Company may not be able to obtain regulatory approval or commercialize its product candidates.
The Company will need to provide additional information to the FDA regarding preclinical and clinical safety issues raised during prior trials of VIA-2291 that could result in delays in future FDA approvals.
During preclinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regards to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. The FDA requested that the Company provide additional materials and information regarding the incidence of tumors in animals. As described under “Business — VIA-2291” in Part I, Item 1 above, lower doses of the drug may reduce these safety concerns. In the ACS clinical trial, the Company did see generally mild, reversible elevations of normal liver enzymes in the low dose VIA-2291 treated group, but no elevations in the higher dose drug-treated groups. Safety issues could delay the FDA’s approval of any Phase 2b and/or Phase 3 clinical trial, which could have a material adverse effect on the Company’s business.
VIA-2291 is the Company’s only product candidate currently in clinical trials. The Company’s efforts to identify, develop and commercialize new product candidates beyond VIA-2291 will be at an early stage and will be subject to a high risk of failure.
The Company’s product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. The Company will need to complete significant additional clinical trials before it can demonstrate that its product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Current and future preclinical products have increased risk as there is no assurance that products will be identified that will qualify for, and be successful in, clinical trials. Furthermore, the Company may expend significant resources on research or target compounds that ultimately do not qualify for, or are not successful in, clinical trials. For example, in December 2008 the Company entered into two license agreements with Roche to develop and commercialize the Metabolic Compounds for up to $22.8 million in upfront and milestone payments with potential royalty payments in the future. If necessary financing is obtained, the Company intends to pursue preclinical and clinical development of these compounds. There can be no assurance that the Company will successfully develop and commercialize products containing these compounds. Product candidates may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials where costs of clinical trials are significant, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint. Failure to satisfy a primary endpoint in a Phase 2b and/or Phase 3 clinical trial would generally mean that a product candidate would not receive regulatory approval without a subsequent successful Phase 2b and/or Phase 3 clinical trial which the Company may not be able to fund, and may be unable to complete.
If the Company is unable to form and maintain the collaborative relationships that its business strategy requires, its product development programs will suffer, and the Company may not be able to develop or commercialize its product candidates and may ultimately have to cease operations.
A key element of the Company’s business strategy with regard to the development and commercialization of VIA-2291 includes collaboration with third parties, particularly leading biotechnology and pharmaceutical companies. If necessary financing is obtained, the Company plans to pursue partnering opportunities with biotechnology and pharmaceutical companies to conduct additional clinical trials required for regulatory approval of VIA-2291. Subject to the receipt of additional financing, the Company expects to consider further collaborations for the development and commercialization of its product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the Company’s clinical trial results and other aspects of the safety and efficacy profiles of its product candidates. If the Company is unable to reach agreements with suitable collaborators for any product candidate, it would be forced to fund the entire development and commercialization of such product candidate, and the Company currently does not have the resources to do so. Even if the Company is able to reach an agreement with a suitable collaborator, the Company may be forced to fund a significant portion of the development and commercialization expenses, and the Company currently does not have the resources to do so. Additionally, if resource constraints require the Company to enter into a collaboration early in the development of a product candidate, the Company may be forced to accept a more limited share of any revenues such product may eventually generate. The Company faces significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. The Company may not be successful in its efforts to establish collaborations or other alternative arrangements for any product candidate, may be unable to raise required capital to fund clinical trials, and therefore, may be unable to continue operations.
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
The Company does not own or operate manufacturing facilities for clinical or commercial production of product candidates. The Company will not have any experience in drug formulation or manufacturing, and it will lack the resources and the capability to manufacture any of the Company’s product candidates on a clinical or commercial scale. The Company expects to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of the Company’s contract manufacturers could delay clinical development, regulatory approval or commercialization of the Company’s current or future product candidates, depriving the Company of potential product revenue and resulting in additional losses.
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
Because the Company currently conducts clinical trials in humans, it faces the risk that the use of its current or future product candidates will result in adverse side effects. During preclinical animal testing and clinical trials of ABT-761 (now VIA-2291) conducted by Abbott, safety issues with regard to tumors in animals and higher incidence of liver function abnormality in clinical trials in humans were identified. The liver function abnormalities were demonstrated to be reversible with discontinuance of the drug in Abbott’s trials. As described under “Business — VIA-2291” in Part I, Item 1 above, lower doses of the drug may reduce these safety concerns. Although the Company currently has, and intends to maintain, clinical trial liability insurance for up to $10.0 million, such insurance may be insufficient to cover any such adverse events. The Company does not know whether it will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. The Company may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, its insurance coverage. There is also a risk that third parties, which the Company has agreed to indemnify, could incur liability. Any litigation arising from the Company’s clinical trials, even if the Company is ultimately successful in its defense, would consume substantial amounts of its financial and managerial resources and may create adverse publicity, which may result in significant damages and may adversely impact the Company’s ability to raise required capital or continue operations.
The Company may be subject to costly claims related to Corautus’ former clinical trials of Vascular Endothelial Growth Factor 2.
Prior to November 1, 2006, Corautus was the sponsor of a Phase 2b clinical trial to study the efficacy of VEGF-2 for the treatment of severe cardiovascular disease, known as the GENASIS trial. In addition, Corautus supported initial clinical trials studying the efficacy of VEGF-2 for the treatment of peripheral artery disease and diabetic neuropathy. On April 10, 2006, Corautus announced the termination of enrollment in the GENASIS trial.
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
As described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, the Company’s current financial constraints has caused and may further cause the loss of the services of principal members of our management and research, development and clinical teams which could negatively impact our ability to operate, obtain necessary financing, or pursue strategic partnering opportunities. The employment agreement for Dr. Lawrence K. Cohen, the Company’s Chief Executive Officer, provides that his employment is terminable at will at any time with or without cause or notice by either the Company or Dr. Cohen. The employment agreement for Dr. Rebecca Taub, the Company’s Sr. Vice President, Research & Development, is terminable at will at any time with or without cause or notice by either the Company or Dr. Taub. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company’s success. The Company may be unable to attract and retain key personnel on acceptable terms, if at all. The Company does not maintain “key person” life insurance on any of its officers, employees or consultants.
The Company has relationships with consultants and scientific advisors who will continue to assist the Company in formulating and executing its research, development, regulatory and clinical strategies. The Company’s consulting agreements typically have provisions for hourly billing, non-disclosure of confidential information, and the assignment to the Company of any inventions developed within the scope of services to the Company. The consulting and scientific advisory agreements are typically terminable by either party on 30 days or shorter notice. These consultants and scientific advisors are not the Company’s employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. The Company will have only limited control over the activities of these consultants and scientific advisors and can generally expect these individuals to devote only limited time to the Company’s activities. The Company relies heavily on these consultants to perform critical functions in key areas of its operations. The Company also relies on these consultants to evaluate potential compounds and products, which may be important in developing a long-term product pipeline for the Company. Consultants also assist the Company in preparing and submitting regulatory filings. The Company’s scientific advisors provide scientific and technical guidance on cardiovascular drug discovery and development. The loss of service of any or all of these consultants may further impact our ability to operate or obtain additional financing needed in the near term. Failure of any of these persons to devote sufficient time and resources to the Company’s programs could harm its business. In addition, these advisors may have arrangements with other companies to assist those companies in developing technologies that may compete with the Company’s products.
If the Company’s competitors develop and market products that are more effective than the Company’s product candidates or others it may develop, or obtain regulatory and marketing approval for similar products before the Company does, the Company’s commercial opportunity may be reduced or eliminated.
The development and commercialization of new pharmaceutical products that target cardiovascular and metabolic disease is competitive, and the Company will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of the Company’s competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than the Company does. In addition, many of these companies have more experience than the Company in preclinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. The Company will also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. As a result, there is a risk that one of the competitors of the Company will develop a more effective product for the same indication for which the Company is developing a product or, alternatively, bring a similar product to market before the Company can do so. Failure of the Company to successfully compete will adversely impact the ability to raise additional capital and continue operations.
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
Because VIA-2291 is exclusively licensed from Abbott and the Metabolic Compounds are exclusively licensed from Roche, any dispute with Abbott or Roche, respectively, may materially harm the Company’s ability to develop and commercialize VIA-2291 or the Metabolic Compounds, as applicable.
In August 2005, the Company licensed exclusive worldwide rights to its product candidate, VIA-2291, from Abbott (the “Abbott License”) and in 2008, Company entered into two license agreements (the “Roche Licenses”) with Roche to develop and commercialize the Metabolic Compounds. The Company does not have, nor has the Company ever had, any material disputes with Abbott or Roche regarding the Abbott License or the Roche Licenses. However, if there is any future dispute between the Company and Abbott regarding the parties’ rights under the Abbott License agreement, the Company’s ability to develop and commercialize VIA-2291 may be materially harmed. Any uncured, material breach under the Abbott License could result in the Company’s loss of exclusive rights to VIA-2291 and may lead to a complete termination of the Abbott License and force the Company to cease product development efforts for VIA-2291. Similarly, if there is any future dispute between the Company and Roche regarding the parties’ rights under the Roche License agreements, the Company’s ability to develop and commercialize the Metabolic Compounds may be materially harmed. Any uncured, material breach under the Roche License agreements could result in the Company’s loss of exclusive rights to Metabolic Compounds and may lead to a complete termination of the Roche License agreements and force the Company to cease product development efforts for the Metabolic Compounds.

If Abbott or Roche elect to maintain or enforce proprietary rights under the Abbott License or the Roche Licenses, respectively, the Company will depend on Abbott or Roche, as applicable, for the maintenance and enforcement of certain intellectual property rights and will have limited control, if any, over the amount or timing of resources that Abbott or Roche devote on the Company’s behalf.
The Company depends on Abbott to protect certain proprietary rights covering VIA-2291 and Roche to protect certain proprietary rights covering THR beta agonist (the “VIA Rights”) pursuant to the terms of the Abbott License and the Roche Licenses, respectively. Abbott and Roche are responsible for maintaining certain issued patents and prosecuting certain patent applications. Abbott and Roche are also responsible for seeking to obtain all available extensions or restorations of the VIA Rights. Although the Company has limited, if any, control over the amount or timing of resources that Abbott or Roche devote or the priority they place on maintaining these certain patent rights to the Company’s advantage, the Company expects Abbott and Roche to comply with its respective obligations pursuant to the Abbott License and the Roche Licenses and devote resources accordingly. However, if Abbott or Roche decide to no longer maintain any of the patents licensed under the Abbott License or the Roche Licenses, they are required to afford the Company the opportunity to do so at the Company’s expense. If Abbott or Roche elect not to maintain any of these certain licensed patents and if the Company does not assume the maintenance of these certain licensed patents in sufficient time to make required payments or filings with the appropriate governmental agencies, the Company risks losing the benefit of all or some of the VIA Rights.
While the Company currently intends to take actions reasonably necessary to enforce its patent rights, such enforcement depends, in part, on Abbott and Roche, respectively, to protect the VIA Rights. Abbott and Roche each have the first right to bring and pursue a third-party infringement action related to the VIA Rights. The Company has the right to cooperate with Abbott and Roche in third-party infringement suits involving the VIA Rights. If Abbott or Roche decline to prosecute a claim, the Company will have the right but not the obligation to bring suit and/or pursue any such infringement action as it determines, in its discretion, to be appropriate.
Abbott, Roche, and the Company may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights related to the VIA Rights. Abbott has the right but not the obligation to defend and control the defense of an alleged third-party patent infringement claim or suit asserting that VIA-2291 infringes third-party patent rights directed to the composition of matter or the use of VIA-2291 in the treatment and/or prevention of diseases in humans, if Abbott is made a party to such suit. If Abbott so elects, the Company may have limited, if any, control or involvement over the defense of these claims, and Abbott and the Company could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. The Company has the sole responsibility to defend and control the defense of all other claims of infringement by a third party. If Abbott elects not to defend a claim it has the first right to defend against, or if the claim is one that the Company has the responsibility to defend against, Abbott is required to reasonably assist the Company in its defense. Roche has the right but not the obligation to defend and control the defense of an alleged third-party patent infringement claim or suit against the Metabolic Compounds in which the Company has indemnification rights under the Roche Licenses. The Company has limited, if any, control over the amount or timing of resources, if any, that Abbott or Roche devote, or the priority Abbott or Roche place on the defense of such third-party claims of infringement.
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
In December 2008, the Company entered into the Roche Licenses to develop and commercialize the Metabolic Compounds. The Company must use commercially reasonable efforts to conduct preclinical, clinical and commercial development programs for products containing the Metabolic Compounds. If the Company has not completed a Phase I clinical trial with respect to a lead product containing the THR beta agonist compound by January 5, 2012, the Company either must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound. If the Company determines that it is not reasonable to continue clinical trials or other development of the compounds, it may elect to cease further development and Roche may terminate the licenses. If the Company determines not to pursue the development or commercialization of the compounds in the United States, Japan, the United Kingdom, Germany, France, Spain or Italy, Roche may terminate the licenses solely for such territories.

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
Risks Related to the Securities Market and Ownership of the Company’s Common Stock
Our common stock has been delisted from the NASDAQ Capital Market and is not listed on any other national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.
On December 29, 2009, the Company received written notice from the listing qualifications staff of the NASDAQ Stock Market informing the Company that trading of the Company’s common stock would be suspended from the NASDAQ Capital Market prior to the open of business on January 4, 2010 and that NASDAQ would initiate procedures to delist the Company’s common stock. The Company had notified NASDAQ on December 23, 2009 that the Company would be unable to comply with NASDAQ listing rule 5550(b), which requires a minimum stockholders’ equity requirement of $2.5 million, and NASDAQ listing rule 5605, which requires, among other things, that the Company’s board of directors be comprised of at least a majority of independent directors and that the Company’s audit committee be comprised of at least three independent directors. The Company’s common stock is currently traded on the Pink Sheets, a real-time inter-dealer electronic quotation and trading system in the over-the-counter securities market.
The trading of our common stock on the Pink Sheets entails certain risks. Stocks trading on the over-the-counter market are typically less liquid than stocks that trade on a national securities exchange such as the NASDAQ Capital Market. Liquidity may be impaired not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of the Company. Trading on the over-the-counter market may also negatively impact the market price of our common stock, the number of institutional and other investors that will consider investing in our common stock, the availability of information concerning the trading prices and volume of our common stock, and the number of broker-dealers willing to execute trades in shares of our common stock. In addition, the trading of our common stock on the Pink Sheets may materially and adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially and adversely affect our ability to raise capital through alternative financing sources on favorable terms or at all. Trading of securities on an over-the-counter securities market is often more sporadic than the trading of securities listed on a national exchange. The decreased liquidity of securities traded on the Pink Sheets may make it more difficult for holders of the Company’s common stock to sell their securities. There can be no assurance that we will be able to re-list our common stock on a national securities exchange in the future or that our common stock will continue to be traded on the Pink Sheets or any trading market.

The Company’s operating results and stock price may fluctuate significantly.
The Company’s results of operations may be expected to be subject to quarterly fluctuations. The Company’s level of revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the Company’s ability to obtain additional financing and the terms of such financing;
•	the Company’s ability to operate its business following the restructuring, as described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements;
•	the status of development of VIA-2291, the Metabolic Compounds, and any other product candidates;
•
whether or not the Company enters into development and license agreements with strategic partners that provide for payments to the Company, and the timing and accounting treatment of payments to the Company, if any, under those agreements;

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
These factors may cause the price of the Company’s stock to fluctuate substantially. Additionally, global market and economic conditions have been, and continue to be, disrupted and volatile. The Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of the Company’s future performance.
The Company’s stock price could decline significantly based on the results and timing of its clinical trials.
The Company may not be successful in completing the analysis of the FDG-PET clinical trial or commencing or completing further clinical trials to demonstrate the efficacy of VIA-2291 on the currently projected timetable, if at all. The Company anticipates results from the FDG-PET Phase 2 clinical trial in the first half of 2010. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of any of its product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.
Bay City Capital, the Company’s principal stockholder, has significant influence over the Company, and the interests of the Company’s other stockholders may conflict with the interests of Bay City Capital.
Bay City Capital, the Company’s principal stockholder, currently claims beneficial ownership of approximately 90% of the Company’s common stock and holds a security interest in all of the Company’s assets, including its intellectual property, as a Lender under the March 2009 Loan and March 2010 Loan. As a result, Bay City Capital, as a stockholder and a secured lender, is able to exert significant influence over the Company’s management and affairs, including any financing transactions, and matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. The interests of Bay City Capital, may not always coincide with the interests of the Company or its other stockholders. For example, Bay City Capital could delay or prevent a change of control of the Company even if such a change of control would benefit the Company’s other stockholders. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of the Company’s outstanding common stock may be sold into the market in the future. Substantial sales of the Company’s common stock, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline.
In August 2007 and December 2007, the Company also filed Form S-8 registration statements covering the resale of the shares of common stock underlying options granted to the Company’s employees, directors and consultants pursuant to stock incentive plans and shares of common stock that it may issue in the future under these plans. In March 2008 and 2009, the Company filed Form S-8 registration statements covering the issuance of up to 500,000 additional shares of common stock, respectively, that the Company may issue in the future to employees, directors and consultants pursuant to the VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan. In March 2009, the Company issued to the Lenders warrants to purchase an aggregate of 83,333,333 shares of common stock of the Company at $0.12 per share. In accordance with the terms of the warrant, the Company entered into a registration rights agreement with the Lenders and certain stockholders of the Company, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to register their shares (including shares underlying the warrants) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended. As described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, in March 2010, the Company issued to the Lenders warrants to purchase an aggregate of 17,647,059 shares of common stock of the Company at $0.17 per share (of which 7,352,941 are vested as of March 29, 2010). In accordance with the terms of the warrant, the Company amended the registration rights agreement to include the shares underlying these warrants as well. Once registered, shares of the Company’s common stock generally can be freely sold in the public market upon issuance. Sales of a large number of these shares in the public market, or the perception that such sales are likely to occur, could cause the price of the Company’s common stock to decline and could make it more difficult for the Company to raise additional financing due to the additional overhang represented by these registered and to-be registered shares of common stock.
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
As a “smaller reporting company,” the Company has not been subject to the full requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the Company is unable to favorably assess the effectiveness of its internal controls over financial reporting, or if, beginning the year ending December 31, 2010, the Company’s independent registered public accounting firm is unable to provide an unqualified attestation report on the Company’s assessment, the price of the Company’s common stock could be adversely affected.
Pursuant to Section 404 of SOX, the Company’s management is required to report on the effectiveness of its internal control over financial reporting as of December 31, 2009 in this Annual Report on Form 10-K for the fiscal year ending December 31, 2009, and the Company’s independent auditor will be required to attest to the effectiveness of the Company’s internal control over financial reporting, as of June 15, 2010, in its Annual Report on Form 10-K for the fiscal year ending December 31, 2010. As a “smaller reporting company,” the Company has not been subject to the full requirements of Section 404 of SOX. During 2007, the Company installed systems of internal accounting and administrative controls it believes are needed to comply with Section 404 of SOX. Testing of systems installed was performed to enable management to report on the effectiveness of the controls as of December 31, 2009. While management did not identify any material weaknesses in the Company’s internal control over financial reporting, there can be no assurance that the systems will be deemed effective when the Company’s independent auditor reviews the systems during 2010, and tests transactions. In addition, any updates to the Company’s finance and accounting systems, procedures and controls, which may be required as a result of the Company’s ongoing analysis of its internal controls, or results of testing by the Company or its independent auditor, may require significant time and expense. If the Company fails to have effective internal control over financial reporting, is unable to complete any necessary modifications to its internal control reporting, or if the Company’s independent registered public accounting firm is unable to provide the Company with an unqualified report as to the effectiveness of its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of the Company’s financial reports and in the reliability of the Company’s internal control over financial reporting, which could lead to a substantial price decline in the Company’s common stock.

The stock price of the Company’s common stock is likely to be volatile and you may lose all, or a substantial portion, of your investment.
The trading price of the Company’s common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among others, lack of trading volume in the Company’s stock, concentration of stock ownership by Bay City Capital, the Company’s ability to pursue preclinical and clinical development of the Metabolic Compounds, market perception of the results of the Company’s clinical trials, the Company’s ability to control its operating expenses, the Company’s ability to recruit and enroll patients in potential future clinical trials for VIA-2291, the Company’s ability to acquire new compounds for the pipeline, and in particular, the Company’s ability to obtain necessary financing in the near term and successfully enter into collaborative or strategic arrangements in the long-term. In addition, global market and economic conditions have been, and continue to be, disrupted and volatile. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. The stock market in general, and the market for biotechnology and development-stage pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors have seriously harmed and may continue to harm the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources.
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
ITEM 2. PROPERTIES
The Company leases its principal executive offices in San Francisco, California, which consist of approximately 8,180 square feet. This lease expires on May 31, 2013. The Company also leases approximately 4,979 square feet in Princeton, New Jersey, where its Senior Vice President, Research and Development, is located. This lease expires on April 2, 2012. The Company believes that its current facilities are adequate for its needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
The Company is currently not a party to any material legal proceedings.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the Pink Sheets, a real-time inter-dealer electronic quotation and trading system in the over-the-counter securities market, under the symbol “VIAP”. Prior to January 4, 2010, our common stock was traded on The NASDAQ Capital Market under the same ticker symbol. Effective January 4, 2010, trading in our common stock on The NASDAQ Capital Market was suspended and NASDAQ has initiated procedures to delist our common stock. As of March 15, 2010, there were approximately 115 registered holders of record of common stock.

The following table shows the high and low sales prices for our common stock on The NASDAQ Capital Market during the fiscal year ended 2008 and 2009, respectively:

	High	Low
FISCAL YEAR ENDED December 31, 2008:
First Quarter	$3.20	$2.11
Second Quarter	$3.20	$1.90
Third Quarter	$2.23	$0.67
Fourth Quarter	$1.60	$0.11
FISCAL YEAR ENDED December 31, 2009:
First Quarter	$0.25	$0.08
Second Quarter	$0.84	$0.15
Third Quarter	$0.74	$0.21
Fourth Quarter	$0.60	$0.20
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

						Period from
						June 14, 2004
						(Date of
	Years Ended December 31,					Inception) to
(In whole dollars)	2009	2008	2007	2006	2005	Dec 31, 2009

Revenue	$—	$—	$—	$—	$—	$—
Loss from continuing operations	(20,978,324)	(20,274,828)	(21,835,382)	(8,626,887)	(8,804,220)	(81,604,565)
Loss from continuing operations per common share	(1.05)	(1.03)	(2.24)	(19.81)	(21.63)	—
Total assets	2,556,094	5,000,803	24,484,941	3,726,420	686,856	—
Long-term obligations	37,450	30,637	3,980	6,827	4,946	—
Cash dividends declared per common share	—	—	—	—	—	—

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
Management Overview
VIA Pharmaceuticals, Inc., incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including atherosclerotic plaque inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes.
During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing atherosclerotic plaque inflammation, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase 2 clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase 2 clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on atherosclerotic plaque inflammation.
On November 9, 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials of its lead product candidate, VIA-2291, at the American Heart Association (“AHA”) 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). The Company completed enrollment of 52 patients in the FDG-PET Phase 2 clinical trial in May 2009, and results of the trial are expected in the first half of 2010.
On May 1, 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The Company found that in 64 slice multi-detector computed tomography (“MDCT”) scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA-2291 treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the progression of unstable coronary plaques that lead to heart attacks and stroke.
On May 14, 2009, the Company announced it had completed patient enrollment in the FDG-PET Phase 2 clinical trial. On December 3, 2009, the Company announced the last patient clinical visit. The Company expects to report results in the first half of 2010.
In 2008, the Company expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

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
VIA-2291 is a potent, selective and reversible inhibitor of 5LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase 2 clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase 2 study of VIA-2291 at clinical sites in Italy for patients who had a carotid endarterectomy (“CEA”) procedure. In addition, the Company enrolled 191 patients in a second Phase 2 study at 15 clinical sites in the United States and Canada for patients with acute coronary syndrome (“ACS”) who experienced a recent heart attack.
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
Following the results of the DSMB review, the Company began enrolling patients in a third Phase 2 clinical trial that utilized Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing atherosclerotic plaque inflammation in treated patients. The Company enrolled 52 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study, which was run at five clinical sites in the United States and Canada. Endpoints in the study included reduction in atherosclerotic plaque inflammation as measured by serial FDG-PET scans. The last patient visit was reported in December 2009 and completion of data analysis and reporting of clinical trial results are anticipated in the first half of 2010.
As more fully described under Part I, Item 1 “Business — VIA-2291 Clinical Trial Results,” on November 9, 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials at the AHA conference in New Orleans, Louisiana. In both the ACS trial and the CEA trial, VIA-2291 effectively inhibited production of leukotrienes. The ACS trial met its primary endpoint by demonstrating a significant change from baseline in Leukotriene B4 (“LTB4”) production at all doses tested (p<0.001). The CEA trial missed its primary endpoint of percentage reduction in macrophage inflammatory cells in plaque tissue, but met key secondary endpoints including reduction of high sensitivity C-reactive protein (“hs-CRP”) (p<0.01). VIA-2291 was generally well-tolerated in both trials.

In May 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The purpose of the sub-study was to evaluate the effect of VIA-2291 25mg, 50mg and 100mg doses relative to placebo from baseline in patients dosed with VIA-2291 for 24 weeks. After completion of the initial 12 weeks of dosing, more than 85 of the 191 total ACS patients continued on to receive an additional 12 weeks of dosing on top of current standard medical care and received a 64 slice MDCT scan at baseline and 24 weeks. Evaluable scans from patients treated with placebo showed significantly more evidence of new plaque lesions from VIA-2291 treated patients. MDCT scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA-2291 treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the progression of unstable coronary plaques that lead to heart attacks and stroke.
In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design.
The Company completed enrollment and last patient clinical visit in the FDG-PET Phase 2 clinical trial and results are expected to be reported in the first half of 2010.
The Company plans to consider business collaborations with large biotechnology or pharmaceutical companies to conduct additional clinical trials required for regulatory approval.
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
The Company must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing the compounds. Under the license for the THR beta agonist, if the Company has not completed a Phase 1 clinical trial with respect to a lead product containing this compound within three years, then either the Company must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound.
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
Going Concern
To further expand the Company’s product candidate pipeline, the Company continues to engage in discussions regarding the purchase or license of additional preclinical or clinical compounds that the Company believes may be of interest in treating cardiovascular and metabolic disease.
Through December 31, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of December 31, 2009, the Company’s accumulated deficit was approximately $81.6 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million (the “March 2009 Loan”). The Company secured the March 2009 Loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms and, as more fully described in Note 12 in the notes to the financial statements, on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. The Company had $2.2 million in cash at December 31, 2009. As more fully described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, in March 2010, the Company entered into a Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million (the “March 2010 Loan”). The Company secured the March 2010 Loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial $1.25 million available under the 2010 Loan Agreement. Management believes that the total amount of cash borrowed under the March 2010 loan, if fully drawn, will enable the Company to meet its current obligations into the third quarter of 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the loan, which are due April 1, 2010, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.

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
All outstanding principal and accrued interest under the March 2009 Loan are due on April 1, 2010. The Company will not be able to repay the March 2009 Loan when it becomes due on April 1, 2010. When the Company does not repay the March 2009 Loan at maturity, it will be in default under the March 2009 loan agreement and the Lenders may terminate the March 2009 Loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the March 2009 Loan, including our intellectual property rights, which could cause the Company to cease operations.
Revenue
The Company has not generated any revenue to date and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expenses
The Company is focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company completed the ACS and CEA Phase 2 clinical trials for VIA-2291, and has completed enrollment and the last patient visit in the ongoing FDG-PET Phase 2 clinical trial for VIA-2291. In November 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials at the AHA Conference, and the Company reported results from an MDCT sub-study of its ACS Phase 2 clinical trial in May of 2009. In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design. In December 2009, the Company announced its last patient visit and expects to report the results of the FDG-PET Phase 2 clinical trial in the first half of 2010. In addition to the VIA-2291 compound, the Company’s pipeline consists of the THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes, and DGAT1, a set of preclinical compounds for the treatment of metabolic disorders and dyslipidemia.
Research and development (“R&D”) expense represented 46% and 58% of total operating expense for the years ended December 31, 2009 and 2008, respectively, and 56% for the period from June 14, 2004 (date of inception) to December 31, 2009. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to December 31, 2009:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception)to
	December 31,	December 31,	December 31,
	2009	2008	2009
Externally generated research and development expense	$3,639,215	$7,906,799	$28,705,191
Internally generated research and development expense	2,416,000	3,897,254	12,200,987

Total	$6,055,215	$11,804,053	$40,906,178

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Externally generated research and development expense
In-licensing expenses	$400,000	$25,000	$5,270,000
CRO and investigator expenses	1,090,115	4,841,760	10,749,339
Consulting expenses	1,120,131	1,239,447	6,418,669
Other	1,028,969	1,800,592	6,267,183

Total	$3,639,215	$7,906,799	$28,705,191

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Internally generated research and development expense
Personnel and related expenses	$1,693,205	$2,771,734	$8,507,159
Stock-based compensation expense	275,961	320,624	1,095,794
Travel and entertainment expense	170,249	320,616	1,155,619
Other	276,585	484,280	1,442,415

Total	$2,416,000	$3,897,254	$12,200,987

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

Assuming the Company is able to raise additional financing, it is expected that there will be significant research and development expenses for the foreseeable future. Clinical trial activity in the CEA and ACS Phase 2 clinical trials and related expenses have decreased as a result of completing the studies, and expenses for the ongoing FDG-PET trial have decreased and will continue to decrease as the last patient visit was reported in December 2009. The Company began the development of its preclinical metabolic assets in 2009 and the Company expects expenses to increase substantially over the next several years. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing of raising additional financing, the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.
The Company believes that it is not possible at this time to provide a meaningful estimate of the total cost to complete our ongoing projects and to bring any proposed products to market. The potential use of compounds targeting atherosclerotic plaque inflammation as a therapy is an emerging area. Costs to complete current or future development programs could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, incomplete or inconsistent data from the preclinical or clinical trials, difficulties evaluating the trial results and delays in manufacturing. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, the Company cannot reasonably estimate the size, nature or timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until the Company obtains further relevant preclinical and clinical data, and progresses further through the FDA regulatory process, the Company will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products.
General and Administrative
General and administrative expense consists primarily of personnel costs, including salaries, incentive and other compensation, travel and entertainment expenses, for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense, professional fees for legal and accounting services, and public company expenses, including investor relations, transfer agent fees and printing expenses.
Interest Income, Interest Expense and Other Expenses
Interest income consists of interest earned on cash and cash equivalents. Interest expense consists primarily of interest due on secured notes payable and on capital leases, and amortization of discount on notes payable — affiliate. Other expenses consist of net realized and unrealized gains and losses associated with foreign currency transactions, and unrealized gains and losses associated with the warrant obligation.
Results of Operations
Comparison of the years ended December 31, 2009 and 2008
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	For the Years Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	6,055,215	11,804,053	(5,748,838)	(49)%
General and administrative expense	7,198,320	8,657,166	(1,458,846)	(17)%
Interest income	—	189,656	(189,656)	—
Interest expense	7,733,390	6,029	7,727,361	—
Other income	8,601	2,764	5,837	211%

Revenue. The Company did not generate any revenue in the year ended December 31, 2009 and 2008, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expense. Research and development expense decreased 49%, or approximately $5.7 million, from $11.8 million in the year ended December 31, 2008 to $6.1 million in the year ended December 31, 2009. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $3.8 million from $4.8 million in the year ended December 31, 2008 to $1.0 million in the year ended December 31, 2009. The ACS Phase 2 clinical trial was completed in 2008, resulting in a $2.5 million decrease in CRO and investigator expenses. The CEA Phase 2 clinical trial was also completed in 2008 resulting in a $800,000 decrease in CRO and investigator expenses. FDG-PET CRO and investigator expenses decreased $500,000 as last patient visit occurred in 2009. Lab data analysis and other R&D expenses decreased $700,000 from $1.8 million in the year ended December 31, 2008 to $1.1 million in the year ended December 31, 2009 primarily due to an $800,000 decrease in ACS expenses, a $300,000 decrease in CEA expenses from the completion of the ACS and CEA Phase 2 clinical trials in 2008, and a $100,000 decrease in FDG-PET expenses due to the completion of patient clinical visits in late 2009; net of an increase of $100,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291, and net of an increase of $400,000 in drug development expenses for one of the Roche compounds. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $1.5 million from $3.9 million in the year ended December 31, 2008 to $2.4 million in the year ended December 31, 2009 primarily due to personnel turnover and pay adjustments. In-licensing expenses increased $400,000 from $0 in the year ended December 31, 2008 to $400,000 in the year ended December 31, 2009 due to the in-licensing of two Roche compounds in the year ended December 31, 2009. Consulting expenses decreased $100,000 from $1.2 million in the year ended December 31, 2008 to $1.1 million in the year ended December 31, 2009.
General and Administrative Expense. General and administrative expense decreased 17%, or approximately $1.5 million, from $8.7 million in the year ended December 31, 2008 to $7.2 million in the year ended December 31, 2009 which reflects the Company’s efforts to reduce operating expenses. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $300,000 from $4.3 million in the year ended December 31, 2008 to $4.0 million in the year ended December 31, 2009, primarily due to a decrease in travel, while salary, benefits and stock-based compensation expenses did not change significantly in the year ended December 31, 2009 from expenses incurred in the year ended December 31, 2008. Corporate and facilities general and administrative expenses decreased $900,000 from $3.6 million in the year ended December 31, 2008 to $2.7 million in the year ended December 31, 2009 primarily due to a $300,000 decrease in audit and legal expense, and a $600,000 decrease in investor relations and other public company expenses. Consulting expenses decreased $300,000 from $800,000 in the year ended December 31, 2008 to $500,000 in the year ended December 31, 2009 due primarily to the timing of business development consulting services.
Interest Income. Interest income decreased approximately $200,000, from approximately $200,000 in the year ended December 31, 2008 to $0 in the year ended December 31, 2009. The Company did not have sufficient excess cash reserves to justify the expected cost of investments in the year ended December 31, 2009.
Interest Expense. Interest expense increased $7,727,000 from $6,000 in the year ended December 31, 2008 to $7,733,000 in the year ended December 31, 2009. The $7,733,000 in interest expense in the year ended December 31, 2009 consisted of $789,000 interest on the note payable — affiliate and $6,944,000 in interest expense incurred in the amortization of the discount on the $10.0 million notes payable — affiliate.
Other Income. Other income increased $6,000 from $3,000 in the year ended December 31, 2008 to $9,000 in the year ended December 31, 2009. Unrealized losses on foreign exchange transactions increased $28,000 from unrealized gains of $24,000 in the year ended December 31, 2008 to $4,000 in unrealized losses in the year ended December 31, 2009; realized gains on foreign exchange transactions increased $30,000 from realized losses of $17,000 in the year ended December 31, 2008 to realized gains of $13,000 in the year ended December 31, 2009. The foreign exchange transactions were incurred primarily in connection with the CEA Phase 2 clinical trial. Losses on the disposal of fixed assets decreased $4,000 from $4,000 in the year ended December 31, 2008 to approximately $0 in the year ended December 31, 2009.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.

Liquidity and Capital Resources
The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to December 31, 2009, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
In March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 in the notes to the financial statements. The Company secured the March 2009 Loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayments terms and, as more fully described in Note 12 in the notes to the financial statements, on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. The Company will not be able to repay the loan when it becomes due on April 1, 2010. When the Company does not repay the loan at maturity, it will be in default under the March 2009 loan agreement and the Lenders may terminate the March 2009 Loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the March 2009 Loan, which could cause the Company to cease operations.
Management believes that the $2.2 million of cash on hand at December 31, 2009 is sufficient for the Company, under normal continuing operations, to meet its current operating cash requirements through the end of March 2010. As more fully described in “Other Information” in Part II, Item 9B and in Note 12 in the Notes to the Financial Statements, in March 2010, the Company entered into the 2010 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. The Company secured the March 2010 Loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial $1.25 million available under the 2010 Loan Agreement. Management believes that the total amount of cash borrowed under the March 2010 Loan, if fully drawn, will enable the Company to meet its current obligations into the third quarter of 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the March 2009 Loan, which are due April 1, 2010, and to meet its working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. Management is continuously exploring financing alternatives, including raising additional capital through private or public equity or debt financings, the establishment of credit or other funding facilities, entering into collaborative or other strategic arrangements with corporate sources or other sources of financing, which may include partnerships for product development and commercialization, merger, sale of assets or other similar transactions.
Global market and economic conditions have been, and continue to be, disrupted and volatile. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the vested warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share or the warrants granted to the Lenders to purchase an aggregate of 17,647,059 shares (of which 7,352,941 are vested as of March 29, 2010) at an exercise price of $0.17 per share, are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted. Any new debt financing the Company enters into may involve covenants that restrict its operations. The loans with the Lenders include restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the loans are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the Lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to December 31, 2009 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2007. No convertible notes were issued in the years ended December 31, 2009 and 2008.
The Company’s cash on hand decreased $1.9 million from $4.1 million at December 31, 2008 to $2.2 million at December 31, 2009. In the year ended December 31, 2009, the Company received $10.0 million in cash inflows and disbursed $11.9 million in cash outflows resulting in the $1.9 million decrease in cash. Cash inflows consisted of the $10.0 million in proceeds from borrowings on the affiliate loan arrangement and $2,000 from employee stock option exercises. Cash outflows consisted of $4.0 million in payments for payroll and related expenses, $2.9 million in payments for research and development related expenses, $1.6 million in payments to consultants for consulting services, $1.2 million in payments for legal services, $1.0 million in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.2 million in payments for travel reimbursement, facilities and other office related expenses.
The Company used $11.9 million and $18.9 million in net cash from operations in the years ended December 31, 2009 and 2008, respectively, and $65.5 million for the period from June 14, 2004 (date of inception) to December 31, 2009. The $7.0 million decrease in the net cash used in operations was comprised of an $703,000 increase in net loss from $20.3 million in the year ended December 31, 2008 to $21.0 million in the year ended December 31, 2009, a $65,000 decrease in the change in net assets, a $50,000 decrease in the change in net liabilities, a $6.9 million increase in the change in amortization of the discount on notes payable, a $789,000 increase in the change in interest payable to affiliate, and a decrease of $36,000 in stock-based compensation expense. The $703,000 increase in net loss was the result of a decrease of $5.7 million in research and development expenses and a $1.5 million decrease in general and administrative expenses, offset by a decrease of $190,000 in interest income and a $7.7 million increase in interest expense. For the period from June 14, 2004 (date of inception) to December 31, 2009, the Company used $65.5 million of net cash in operating activities which was comprised of inception-to-date net losses of $81.6 million, net of $11.5 million non-cash expenses, including $4.0 million inception-to-date stock-based compensation expense, $600,000 in depreciation and deferred rent expenses, $6.9 million in interest expense from the amortization of the discount on notes payable, and net of $4.6 million net increase in the change in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
The Company used $16,000 and $141,000 in net cash from investing activities in the years ended December 31, 2009 and 2008, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to December 31, 2009. The Company used $16,000 and $141,000 in cash for capital expenditures in the years ended December 31, 2009 and 2008, respectively. From June 14, 2004 (date of inception) to December 31, 2009, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $664,000 in capital expenditures.
The Company received $10.0 million in cash from financing activities through a loan arrangement with its principal stockholder in the year ended December 31, 2009. There were no debt financings in the year ended December 31, 2008, and there were no equity financings in the years ending December 31, 2009 and 2008. The Company received $2,000 in cash from employee exercises of stock options in the years ended December 31, 2009 and 2008. The Company used $0 and $2,000 of cash from financing activities in capital equipment lease payments in the years ended December 31, 2009 and 2008, respectively. From June 14, 2004 (date of inception) to December 31, 2009, the Company received $57.6 million in net cash provided by financing activities, including $10.0 million in new notes payable borrowings from the principal stockholder in the year ended December 31, 2009, $24.4 million of cash received through the issuance of secured convertible debt, $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from employee and consultant exercises of stock options.

Contractual Obligation and Commitments
The following table describes the Company’s contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$1,385,584	$437,597	$808,245	$139,742	$—
Notes and related interest payable — affiliate (2)	10,789,041	10,789,041	—	—	—
Uncertain tax positions (3)	—	—	—	—	—
Licensing agreements (4)	—	—	—	—	—

	$12,174,625	$11,226,638	$808,245	$139,742	$—

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

(2)
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of the Notes delivered under the Loan Agreement. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of December 31, 2009, the Company accrued $789,041 in interest payable - affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) April 1, 2010, as more fully discussed in Note 12 in the notes to the financial statements, (ii) the closing of a Financing, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

(3)
The Company adopted new accounting guidance for the accounting for uncertainty in income tax positions on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2009 was $584,710. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.
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
Incentive Award Accruals
The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. Included in accrued liabilities at December 31, 2009 and December 31, 2008, we have accrued $1,308,043 and $727,539, respectively, for liabilities associated with these employee and executive incentive award plans. As described in Note 12 to the financial statements, on March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The impact of the restructuring included reversal of $531,000 of incentive award accruals recorded as of December 31, 2009 related to terminated employees, which will be reflected in the quarter ended March 31, 2010.

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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of December 31, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately two years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 130% and 104%, respectively, as of December 31, 2009, and the blended volatility rate was approximately 114% as of December 31, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 2.82% and 4.0% using historical data for the years ended December 31, 2009 and 2008, respectively. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of December 31, 2009 and 2008, respectively.
The assumptions used to value option and restricted stock award grants for the years ended December 31, 2009 and 2008 are as follows:

Years Ended
	December 31,	December 31,
	2009	2008
Expected life from grant date	6.08 – 7.96	2.75 – 6.25
Expected volatility	105% – 114%	79% – 82%
Risk free interest rate	2.89% – 3.07%	1.52% – 3.49%
Dividend yield	—	—

The following table summarizes stock-based compensation expense related to stock options and warrants for the years ended December 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to December 31, 2009, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception)to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$260,226	$319,990	$1,079,426
General and administrative expense	941,540	979,061	2,804,862

Total	$1,201,766	$1,299,051	$3,884,288

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $1.7 million in compensation expense over a weighted average remaining period of 1.6 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expense related to employee restricted stock awards for the years ended December 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to December 31, 2009, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$15,734	$634	$16,368
General and administrative expense	47,655	1,893	49,548

Total	$63,389	$2,527	$65,916

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $61,000 in compensation expense over a weighted average remaining period of 1.0 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
ITEM 9B. OTHER INFORMATION
On March 26, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement (the “2010 Loan Transaction”). On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1,750,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes.
The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $0.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. Based on the $1,250,000 borrowing at the initial closing, 7,352,941 of the 2010 Warrant Shares vested immediately on the date of grant. At each subsequent closing, the 2010 Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015.
On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees, and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $69,000 in March 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $413,000, and non-cash charges of approximately $187,000 related to the fair value of excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company will pay terminated employees approximately $183,000 for amounts accrued for unused vacation and sick pay. The total estimated cash cost of the restructuring costs, and amounts to be paid for accrued vacation and sick pay, is approximately $596,000. The Company expects that restructuring decisions will reduce operating costs for 2010 by approximately $1,320,000, with approximately $88,000 of this amount being non-cash related to excess facility costs at the Company’s corporate headquarters. The personnel-related restructuring charges that the Company expects to incur are subject to a number of assumptions and actual results may differ. The Company may also incur other material charges not currently contemplated due to the events that may occur as a result of, or associated with, the restructuring plan.
In connection with the restructuring and reduction in workforce, the employment of James G. Stewart, Senior Vice President, Chief Financial Officer and Secretary, will terminate effective March 31, 2010. Among the positions also affected by the reduction in workforce is the Senior Vice President of Business Development.
In connection with the 2010 Loan Transaction and the 2010 Warrants, on March 26, 2010, the Company also amended the Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Lenders and certain stockholders of the Company (the Lenders and certain stockholders collectively, the “Stockholders”), to include the 2010 Warrants Shares in the Registration Rights Agreement, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to such Stockholders to register their shares of common stock with the SEC so that such shares become freely tradeable without restriction under the Securities Act.
The Lenders beneficially owned in the aggregate approximately 90% of the Company’s common stock immediately prior to the 2010 Loan Transaction. Fred B. Craves, Ph.D., a member of the Company’s Board of Directors, is the founder, chairman, and a manager of Bay City Capital LLC, the beneficial owner of the shares held by the Investors. Dr. Craves also owns 22.0588% of the membership interests in Bay City Capital LLC. Douglass Given, the chairman of the Company’s Board of Directors is an investment partner of Bay City Capital LLC.
The 2010 Loan Transaction was approved by the Company’s Board of Directors on March 26, 2010 following the recommendation of a special committee of the Company’s Board of Directors.
The 2010 Loan Agreement, the 2010 Notes, the 2010 Warrants and the amendment to the Registration Rights Agreement (collectively, the “Filed Agreements”) have been filed as exhibits to this Form 10-K to provide investors and security holders with information regarding their terms. They are not intended to provide any other factual information about the Company. The representations, warranties, and covenants contained in the Filed Agreements were made only for purpose of the Filed Agreements and as of specific dates, were solely for the benefit of the parties to the Filed Agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Filed Agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Filed Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders (other than the Lenders who are a party to the Filed Agreements) are not third-party beneficiaries under the Filed Agreements and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Filed Agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The 2010 Warrants issued to the Lenders were offered and issued pursuant to a private placement in reliance upon the exemption from registration pursuant to Rule 506 under the Securities Act. Each Lender represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D and that such Lender is acquiring the securities for investment purposes for such Lender’s own account and not with a view toward distribution of the securities. The Company advised the Lenders that the 2010 Warrants and the securities underlying the 2010 Warrants have not been registered under the Securities Act and may not be sold unless they are registered under the Securities Act or sold pursuant to a valid exemption from registration under the Securities Act. The 2010 Warrants issued to the Lenders contain legends that the 2010 Warrants have not been registered under the Securities Act and states the restrictions on transfer and resale as described above. Additionally, the Company did not engage in any general solicitation or advertisement in connection with the issuance of the 2010 Warrants.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated herein by reference to the information regarding directors included in our proxy statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to our executive officers is set forth in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.” Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by this item regarding our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Audit Committee” in our proxy statement for our 2010 Annual Meeting of Stockholders.
The information required by this item with respect to our code of business conduct and ethics is incorporated herein by reference to the information included in our proxy statement for our 2010 Annual Meeting of Stockholders.
The information required by this item regarding material changes to the procedures by which our stockholders may recommend nominees to our board of directors is incorporated herein by reference from the information provided under the heading “Meetings and Committees of the Board of Directors — The Nominating and Governance Committee” in our proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the information regarding executive compensation included in our proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the information regarding certain relationships and related transactions, and director independence included in our proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to the information regarding principal accountant fees and services included in our proxy statement for our 2010 Annual Meeting of Stockholders.

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
3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated February 7, 2007, as amended, by and among Corautus Genetics Inc., Resurgens Merger Corp., and VIA Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on February 8, 2007 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit
Number	Description
3.10	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)

4.2	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 26, 2010

4.6	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 26, 2010

4.7	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.8	Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, dated as of March 26, 2010, by and among VIA Pharmaceuticals, Inc. and the parties named therein

10.1	Note and Warrant Purchase Agreement, dated as of March 12, 2009 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.2	Note and Warrant Purchase Agreement, dated as of March 26, 2010 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P.

10.3	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.4	Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.5	First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.6	First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.7	Second Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.8	Second Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.9	Third Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

Exhibit
Number	Description
10.10	Third Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

10.11	Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P.

10.12	Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P.

10.13	Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)

10.14	Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as Exhibit 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.15	Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.16	Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.17	Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.18	Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.19	Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.20	Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.21	Letter Agreement, dated as of December 21, 2007, between VIA Pharmaceuticals, Inc. and Rebecca Taub (filed as Exhibit 10.15 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.22	Consulting Agreement, dated as of January 29, 2009, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2009 and incorporated herein by reference)

10.23	VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.24	VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.25	VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.26	Standard Director Form of Option Agreement (filed as Exhibit 10.18 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.27	Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation (filed as Exhibit 10.19 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.28	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Lawrence K. Cohen, Ph.D., dated December 21, 2007 (filed as Exhibit 10.1 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)

10.29	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and James G. Stewart, dated December 21, 2007 (filed as Exhibit 10.2 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)

Exhibit
Number	Description
10.30	Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Rebecca Taub, M.D., dated January 14, 2008 (filed as Exhibit 10.25 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.31	VIA Pharmaceuticals, Inc. Form of Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on December 19, 2007 and incorporated herein by reference)

10.32	VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan (filed as Exhibit A to the Definitive Proxy Statement filed on November 5, 2007 and incorporated herein by reference)

10.33	Office Lease, dated October 13, 2005, between VIA Pharmaceuticals, Inc. and James P. Edmondson, as amended by Lease Amendment No. One, dated January 15, 2008 (filed as Exhibit 10.28 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.34	Lease, dated July 24, 2006, between VIA Pharmaceuticals, Inc. and 100 & RW CRA LLC, as amended by First Extension and Modification of Lease, dated January 15, 2008 (filed as Exhibit 10.29 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

21.1	Subsidiaries of VIA Pharmaceuticals, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA PHARMACEUTICALS, INC.
By:	/s/ James G. Stewart
James G. Stewart
Senior Vice President, Chief Financial Officer
Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ Lawrence K. Cohen	President, Chief Executive Officer and	March 31, 2010
Lawrence K. Cohen	Director

/s/ James G. Stewart	Senior Vice President, Chief Financial	March 31, 2010
James G. Stewart	Officer and Secretary

/s/ Douglass B. Given Douglass B. Given	Chairman of the Board of Directors	March 31, 2010

/s/ Mark N.K. Bagnall Mark N.K. Bagnall	Director	March 31, 2010

/s/ Fred B. Craves Fred B. Craves	Director	March 31, 2010

/s/ David T. Howard David T. Howard	Director	March 31, 2010

/s/ John R. Larson John R. Larson	Director	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
VIA Pharmaceuticals, Inc.
San Francisco, CA
We have audited the accompanying balance sheets of VIA Pharmaceuticals, Inc. (a development stage company) (the “Company”), as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the research and development of cardiovascular disease. As discussed in Note 1 to the financial statements, the deficiency in working capital at December 31, 2009 and Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
San Francisco, California
March 30, 2010

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,189,742	$4,064,545
Prepaid expenses and other current assets	155,361	604,080

Total current assets	2,345,103	4,668,625
Property and equipment-net	170,617	291,804
Other non-current assets	40,374	40,374

Total	$2,556,094	$5,000,803

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$705,887	$753,824
Accrued expenses and other liabilities	2,226,720	2,652,458
Interest payable — affiliate	789,041	—
Notes payable — affiliate — net of discount of $4,374	9,995,626	—

Total current liabilities	13,717,274	3,406,282
Deferred rent	37,450	30,637

Total liabilities	13,754,724	3,436,919
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at December 31, 2009 and December 31, 2008, respectively; 20,646,374 and 20,592,718 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	20,646	20,593
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at December 31, 2009 and December 31, 2008, respectively; 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at December 31, 2009 and December 31, 2008, respectively; 2,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	70,385,287	62,169,530
Deficit accumulated in the development stage	(81,604,565)	(60,626,241)

Total shareholders’ equity (deficit)	(11,198,630)	1,563,884

Total	$2,556,094	$5,000,803

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Revenue	$—	$—	$—

Operating expenses:
Research and development	6,055,215	11,804,053	40,906,178
General and administration	7,198,320	8,657,166	29,046,053
Merger transaction costs	—	—	3,824,090

Total operating expenses	13,253,535	20,461,219	73,776,321

Operating loss	(13,253,535)	(20,461,219)	(73,776,321)
Other income (expense):
Interest income	—	189,656	914,628
Interest expense	(7,733,390)	(6,029)	(8,738,483)
Other income (expense)-net	8,601	2,764	(4,389)

Total other income (expense)	(7,724,789)	186,391	(7,828,244)

Net Loss	$(20,978,324)	$(20,274,828)	$(81,604,565)

Loss per share of common stock-basic and diluted	$(1.05)	$(1.03)

Weighted average shares outstanding-basic and diluted	19,939,848	19,606,526

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period June 14, 2004 (Date of Inception) To December 31, 2009

											Deficit
	Preferred		Preferred								Accumulated	Accumulated
	Series A		Series C		Common Stock		Treasury Stock		Additional	Deferred	in the	Other	Total	Total
	Shares		Shares		Shares		Shares		Paid-in	Stock	Development	Comprehensive	Stockholders’	Comprehensive
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Compensation	Stage	Income	Equity (Deficit)	Income (Loss)
BALANCE — June 14, 2004 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock — net of issuance costs	—	—	—	—	371,721	1,000	—	—	—	—	—	—	1,000	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	6,360	(4,675)	—	—	1,685	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,084,924)	—	(1,084,924)	—

BALANCE — December 31, 2004	—	—	—	—	371,721	1,000	—	—	6,360	(4,675)	(1,084,924)	—	(1,082,239)	—
Issuance of common stock — net of issuance costs	—	—	—	—	37,172	100	—	—	900	—	—	—	1,000	—
Exercise of common stock options	—	—	—	—	10,965	30	—	—	266	—	—	—	296	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	1,124	4,568	—	—	5,692	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,804,220)	—	(8,804,220)	—

BALANCE — December 31, 2005	—	—	—	—	419,858	1,130	—	—	8,650	(107)	(9,889,144)	—	(9,879,471)	—
Exercise of common stock options	—	—	—	—	25,181	67	—	—	1,360	—	—	—	1,427	—
Issuance of series A preferred stock	3,234,900	8,703	—	—	—	—	—	—	12,174,797	—	—	—	12,183,500	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	—	107	—	—	107	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	434,837	—	—	—	434,837	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	12,582	12,582	12,582
Net loss	—	—	—	—	—	—	—	—	—	—	(8,626,887)	—	(8,626,887)	(8,626,887)

Total comprehensive loss														$(8,614,305)

BALANCE — December 31, 2006	3,234,900	$8,703	—	$—	445,039	$1,197	—	$—	$12,619,644	$—	$(18,516,031)	$12,582	$(5,873,905)
Issuance of common stock — net of issuance costs	—	—	—	—	10,288,065	10,288	—	—	23,130,072	—	—	—	23,140,360	—
Exercise of common stock options	—	—	—	—	317,369	854	—	—	41,469	—	—	—	42,323	—
Repurchase and retirement of common stock	—	—	—	—	(42,283)	(95)	—	—	(5,654)	—	—	—	(5,749)	—
Issuance of series A preferred stock	3,540,435	9,524	—	—	—	—	—	—	13,324,698	—	—	—	13,334,222	—
Merger	(6,775,335)	(18,227)	2,000	2	8,699,067	7,463	(2,014)	(10,276)	10,818,077	—	—	—	10,797,039	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	21,954	—	—	—	21,954	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	926,574	—	—	—	926,574	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Net loss	—	—	—	—	—	—	—	—	—	—	(21,835,382)	—	(21,835,382)	(21,835,382)

Total comprehensive loss														$(21,831,080)
BALANCE — December 31, 2007	—	$—	2,000	$2	19,707,257	$19,707	(2,014)	$(10,276)	$60,876,834	$—	$(40,351,413)	$16,884	$20,551,738
Exercise of common stock options	—	—	—	—	32,711	33	—	—	2,247	—	—	—	2,280	—
Repurchase and retirement of treasury stock	—	—	—	—	—	—	2,014	10,276	(10,276)	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	852,750	853	—	—	1674	—	—	—	2,527	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	47,525	—	—	—	47,525	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	1,251,526	—	—	—	1,251,526	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	(16,884)	(16,884)	(16,884)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,274,828)	—	(20,274,828)	(20,274,828)

Total comprehensive loss														$(20,291,712)

BALANCE — December 31, 2008	—	$—	2,000	$2	20,592,718	$20,593	—	$—	$62,169,530	$—	$(60,626,241)	$—	$1,563,884
Exercise of common stock options	—	—	—	—	57,615	57	—	—	1,875	—	—	—	1,932	—
Retirement of restricted common stock	—	—	—	—	(3,959)	(4)			4
Stock-based compensation — restricted stock	—	—	—	—	—	—	—	—	63,389	—	—	—	63,389	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	1,201,766	—	—	—	1,201,766	—
Issuance of warrants — affiliate	—	—	—	—	—	—	—	—	6,948,723	—	—	—	6,948,723	—
Net loss	—	—	—	—	—	—	—	—	—	—	(20,978,324)	—	(20,978,324)	(20,978,324)

Total comprehensive loss														$(20,978,324)

BALANCE — December 31, 2009	—	$—	2,000	$2	20,646,374	$20,646	—	$—	$70,385,287	$—	$(81,604,565)	$—	$(11,198,630)

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
			(Date of
	Years Ended		Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(20,978,324)	$(20,274,828)	$(81,604,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,360	205,919	529,873
Amortization of discount on notes payable — affiliate	6,944,349	—	6,944,349
Disposal of property and equipment	450	4,163	4,613
Change in unrealized gain on foreign currency hedge	—	(16,884)	—
Stock compensation expense	1,265,155	1,301,578	3,957,582
Deferred rent	6,813	26,657	37,450
Changes in assets and liabilities:
Prepaid expenses and other assets	448,719	383,978	(220,735)
Accounts payable	(47,937)	1,617	702,398
Accrued expenses and other liabilities	(425,738)	(525,995)	2,326,721
Interest payable — affiliate	789,041	—	1,781,763

Net cash used in operating activities	(11,861,112)	(18,893,795)	(65,540,551)

Cash flows from investing activities:
Purchase of property and equipment	(16,155)	(140,653)	(664,175)
Sale of property and equipment	532	—	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	(15,623)	(140,653)	10,133,448

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	10,000,000	—	10,000,000
Capital lease payments	—	(2,051)	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,932	2,280	48,258
Repurchase and retirement of common stock	—	—	(5,800)

Net cash provided by financing activities	10,001,932	229	57,596,845

Increase (decrease) in cash and cash equivalents	(1,874,803)	(19,034,219)	2,189,742
Cash and cash equivalents-beginning of period	4,064,545	23,098,764	—

Cash and cash equivalents-end of period	$2,189,742	$4,064,545	$2,189,742

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$6,948,723	$—	$6,948,723

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$(11,973)	$—

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$6,028	$7,856

Taxes paid (refunded)	$(2,834)	$3,470	$36,615

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
1. ORGANIZATION
Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing atherosclerotic plaque inflammation, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase 2 clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase 2 clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), a non-invasive imaging technique to measure the effect of treatment of VIA-2291 on vascular inflammation. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 metabolic disorders program.
Through December 31, 2009, the Company has been primarily engaged in developing initial procedures and product technology, recruiting personnel, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to December 31, 2009. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
Merger — On June 5, 2007, Corautus completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent- Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals,Inc.” Unless otherwise specified, as used throughout these financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) on June 5, 2007 and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of December 31, 2009, the Company had an accumulated net deficit of approximately $81.6 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms and, as more fully described in Note 12 in the notes to the financial statements, on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreements. The Company had $2.2 million in cash at December 31, 2009 which management believes is sufficient for the Company, under normal continuing operations, to meet its current operating cash requirements through March 2010. As more fully described in Note 12 in the notes to the financial statements, in March 2010, the Company entered into a Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million (the “March 2010 Loan”). The Company secured the March 2010 Loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial $1.25 million available under the 2010 Loan Agreement. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the March 2009 loan, which are due April 1, 2010, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In December 2008, the Company wrote-off $21,000 in certain unamortized purchased licensed patent rights in anticipation of terminating the related purchase contract in 2009. Through December 31, 2009, there have been no other such impairments.
Incentive Award Accruals — The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. Included in accrued liabilities at December 31, 2009 and December 31, 2008, we have accrued $1,308,043 and $727,539, respectively, for liabilities associated with these employee and executive incentive award plans. As described in Note 12 to the financial statements, on March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The impact of the restructuring included reversal of $531,000 of incentive award accruals recorded as of December 31, 2009 related to terminated employees, which will be reflected in the quarter ended March 31, 2010.

Research and Development Expenses — Research and development (“R&D”) expenses are charged to operations as incurred in accordance with accounting guidance for the accounting for research and development costs. R&D expenses include salaries, contractor and consultant fees; external clinical trial expenses performed by contract research organizations (“CROs”) and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase 2 clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of R&D expenses.
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

In March 2009, the Company entered into a $10.0 million Loan Agreement with its principal stockholder and one of its affiliates, as more fully described in Note 6 in the notes to the financial statements. At the date of each borrowing under the Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a Company’s own stock;

•	Accounting for derivative instruments and hedging activities; and

•	Accounting for convertible debt and debt issued with stock purchase warrants.
The Company made separate $2.0 million borrowings under the $10.0 million Loan Agreement on March 12, 2009, May 19, 2009, June 29, 2009, August 14, 2009, and a final borrowing on September 11, 2009, with warrants vesting at the time of each draw as described more fully in Note 6 in the notes to the financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.
Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of December 31, 2009 (including the change in fair value when applicable), for financial instruments classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
December 31,
2009
Fair value — December 31, 2008	$—
Warrants (1)	6,948,723
Change in unrealized gains related to financial instruments at December 31, 2009 (2)	—

Fair value — December 31, 2009	$6,948,723

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting date and do not result in gains and losses.
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
Segment Reporting — Accounting guidance on disclosures about segments of an enterprise and related information requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment - scientific research and development activities.
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
The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,	December 31,
	2009	2008
Net loss	$(20,978,324)	$(20,274,828)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,634,380	19,754,046
Less: Weighted-average shares of common stock subject to repurchase	(694,532)	(147,520)

Weighted-average shares used in computing basic net loss per share	19,939,848	19,606,526
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	19,939,848	19,606,526

Basic and diluted net loss per share	$(1.05)	$(1.03)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the years ended December 31, 2009 and 2008 because their inclusion would be anti-dilutive:

	Years Ended
	December 31,	December 31,
	2009	2008
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,740,686	2,807,927
Shares of common stock subject to outstanding warrants	83,403,348	207,479
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,144,034	3,015,406

As described in Note 7 in the notes to the financial statements, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions.
The following table presents the calculation of total comprehensive income (loss) for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,	December 31,
	2009	2008
Net loss	$(20,978,324)	$(20,274,828)
Change in unrealized gain on foreign currency cash flow hedges	—	(16,884)

Total comprehensive loss	$(20,978,324)	$(20,291,712)

Derivative Instruments — From time to time, the Company uses derivatives to manage its market exposure to fluctuations in foreign currencies. The Company records these derivatives on the balance sheet at fair value in accordance with accounting guidance for derivatives. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and in the Company’s statement of operations in the same period or periods during which the hedged transaction affects earnings. The gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any, is recognized in the Company’s statement of operations during the period of change. The Company does not use derivative instruments for speculative purposes.
As of December 31, 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s December 31, 2009 and 2008 Balance Sheets.
The Company recorded net realized losses of $0 and net realized gains of $30,662 for the years ended December 31, 2009 and 2008, respectively, and a net realized loss of $24,604 for the period from June 14, 2004 (date of inception) to December 31, 2009 on foreign exchange transactions that were consummated using foreign currency obtained in hedge transactions. The net gains and losses are included in other income (expense) in the statement of operations. Of the $30,662 in net realized losses for the year ended December 31, 2008, $12,577 were losses on forward foreign exchange contracts. We have incurred cumulative net losses on forward foreign exchange contracts of $9,148 for the period June 14, 2004 (date of inception) to December 31, 2009. Net unrealized gains remaining in accumulated other comprehensive income (loss) were $0 at December 31, 2009 and 2008, respectively. The intrinsic value of the Company’s cash flow hedge contracts outstanding was $0 at December 31, 2009 and 2008.
Recently Adopted Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The primary purpose of this new accounting guidance is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The new guidance does not change or alter existing GAAP. The new guidance is effective for annual and interim periods ending after September 15, 2009. The Company effectively adopted the new guidance on July 1, 2009 and determined it did not have a material impact on the Company’s financial statements.

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
In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity and removes a certain exception from applying previous FASB interpretations on the consolidation of variable interest entities to qualifying special-purpose entities. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company has not yet adopted the new guidance and does not expect that the new guidance will have any impact on the Company’s financial statements.
In May 2009, the FASB issued new accounting guidance for subsequent events. The new guidance sets forth the period after the balance sheet date during which management will evaluate transactions for potential recognition or disclosure in the financial statements, and the circumstances under which management should recognize transactions or events occurring after the balance sheet date in the financial statements, and the requisite disclosures. The new guidance is effective for annual and interim financial periods ending after June 15, 2009. The Company effectively adopted the new guidance on April 1, 2009 and determined it did not have a material impact on the Company’s financial statements or disclosures in the financial statements.
In April 2009, the FASB issued new accounting guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance provides clarification for prior accounting guidance regarding the measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly. The new guidance is effective for interim reporting periods ending after June 15, 2009. The Company effectively adopted the new guidance on April 1, 2009 and determined it did not have an impact on the Company’s financial results.
In April 2009, the FASB issued new accounting guidance for interim disclosures about fair value of financial instruments which amends prior guidance for disclosures about fair value of financial instruments and interim financial reporting. The new guidance requires disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009. The Company effectively adopted the new guidance on April 1, 2009 and determined it did not have a material impact on the Company’s financial statements.
In June 2008, the FASB issued new accounting guidance for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The new guidance provides a two-step approach to use in determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock for purposes of determining whether the instrument or embedded feature meets the definition of derivative instrument for accounting purposes. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company effectively adopted the new guidance on January 1, 2009 and determined it did not have a material impact on the Company’s financial statements.
In March 2008, the FASB issued new accounting guidance for disclosures about derivative instruments and hedging activities. The new guidance requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial statements. The new guidance is effective for the Company beginning January 1, 2009. The Company effectively adopted the new guidance on January 1, 2009 and determined it did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued new accounting guidance for accounting for collaborative agreements. The new guidance defines collaborative arrangements and establishes reporting requirements, financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company effectively adopted the new guidance on January 1, 2009 and determined it did not have a material impact on the Company’s financial statements.

Subsequent Events — On February 26, 2010, as more fully described in Note 12 in the notes to the financial statements, the Lenders agreed to modify the Loan Agreement to extend the repayment terms of the $10.0 million borrowings to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. On March 26, 2010, as more fully described in Note 12 in the notes to the financial statements, the Company entered into the 2010 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. The Company secured the March 2010 Loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial $1.25 million available under the 2010 Loan Agreement. Additionally, on March 26, 2010 and as more fully described in Note 12 in the notes to the financial statements, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees, and increased the focus of future operating expense on research and development activities. There were no other events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.
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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of December 31, 2009, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately two years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 130% and 104%, respectively, as of December 31, 2009, and the blended volatility rate was approximately 114% as of December 31, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.

The Company calculated an annualized forfeiture rate of 2.82% and 4.0% using historical data for the years ended December 31, 2009 and 2008, respectively. This rate was used to exclude future forfeitures in the calculation of stock-based compensation expense as of December 31, 2009 and 2008, respectively.
The assumptions used to value option and restricted stock award grants for the years ended December 31, 2009 and 2008 are as follows:

Years Ended
	December 31,	December 31,
	2009	2008
Expected life from grant date	6.08 – 7.96	2.75 – 6.25
Expected volatility	105% – 114%	79% – 82%
Risk free interest rate	2.89% – 3.07%	1.52% – 3.49%
Dividend yield	—	—
The following table summarizes stock-based compensation expense related to stock options and warrants for the years ended December 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to December 31, 2009, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$260,226	$319,990	$1,079,426
General and administrative expense	941,540	979,061	2,804,862

Total	$1,201,766	$1,299,051	$3,884,288

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $1.7 million in compensation expense over a weighted average remaining period of 1.6 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expense related to employee restricted stock awards for the years ended December 31, 2009 and 2008 and for the period from June 14, 2004 (date of inception) to December 31, 2009, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$15,734	$634	$16,368
General and administrative expense	47,655	1,893	49,548

Total	$63,389	$2,527	$65,916

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $61,000 in compensation expense over a weighted average remaining period of 1.0 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
4. RESEARCH AND DEVELOPMENT
The Company’s research and development expenses include expenses related to Phase 2 clinical development of the Company’s lead compound VIA-2291, regulatory activities, and preclinical development costs for additional assets in the Company’s product pipeline. R&D expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by CROs and contracted investigators, licensing fees and facility allocations. In addition, the Company funds R&D at third-party research institutions under agreements that are generally cancelable at the Company’s option. Research costs typically consist of applied research, preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical costs include the costs of Phase 2 clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses.

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2009 and 2008, and for the period from June 14, 2004 (date of inception) to December 31, 2009:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Externally generated research and development expense	$3,639,215	$7,906,799	$28,705,191
Internally generated research and development expense	2,416,000	3,897,254	12,200,987

Total	$6,055,215	$11,804,053	$40,906,178

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Externally generated research and development expense
In-licensing expenses	$400,000	$25,000	$5,270,000
CRO and investigator expenses	1,090,115	4,841,760	10,749,339
Consulting expenses	1,120,131	1,239,447	6,418,669
Other	1,028,969	1,800,592	6,267,183

Total	$3,639,215	$7,906,799	$28,705,191

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Internally generated research and development expense
Personnel and related expenses	$1,693,205	$2,771,734	$8,507,159
Stock-based compensation expense	275,961	320,624	1,095,794
Travel and entertainment expense	170,249	320,616	1,155,619
Other	276,585	484,280	1,442,415

Total	$2,416,000	$3,897,254	$12,200,987

5. PROPERTY AND EQUIPMENT
Property and equipment — net, at December 31, 2009 and 2008 consisted of the following:

	Years Ended
	December 31,	December 31,
	2009	2008
Property and equipment at cost:
Computer equipment and software	$308,467	$321,217
Furniture and fixtures	113,363	108,869
Office equipment	38,282	38,282
Leasehold Improvements	129,740	129,740

Total property and equipment at cost	589,852	598,108
Less: accumulated depreciation	(419,235)	(306,304)

Total	$170,617	$291,804

Depreciation expense on property and equipment was $136,360 and $183,602 in the years ended December 31, 2009 and 2008, respectively, and $503,873 for the period from June 14, 2004 (date of inception) to December 31, 2009, and was included in the statements of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$22,292	$58,761	$131,928
General and administrative expense	114,068	124,841	371,945

Total	$136,360	$183,602	$503,873

6. NOTES PAYABLE — AFFILIATES
In March 2009, the Company entered into the Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively the “Notes”) delivered under the Loan Agreement.
On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2. 0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) April 1, 2010, as amended on February 26, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20.0 million (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On September 11, 2009, the Lenders agreed to extend the repayment terms from September 14, 2009 to October 31, 2009; on October 30, 2009, the Lenders agreed to further extend the repayment terms from October 31, 2009 to December 31, 2009; on December 22, 2009, the Lenders agreed to again further extend the repayment terms from December 31, 2009 to February 28, 2010; and on February 26, 2010, the Lenders agreed to further extend the repayment terms from February 28, 2010 to April 1, 2010. There were no other significant changes to any of the terms and conditions of the original Notes in the September 11, 2009, October 30, 2009, December 22, 2009 or February 26, 2010 amendments and the Lenders did not give any loan concessions. As a result of the three loan amendments in 2009, total interest expense on the note and the note discount amortization increased $404,941 from anticipated interest expense based on the original due dates of the notes of $7,328,449 to actual interest after the loan amendments of $7,733,390 in the year ended December 31, 2009. The February 26, 2010 loan amendment modifying the repayment terms to April 1, 2010 did not have any impact on the reported interest expense at December 31, 2009 as the amendment occurred after December 31, 2009.
Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn, as more fully described below. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the aggregate $10.0 million of borrowings at December 31, 2009, all 83,333,333 Warrant Shares are vested and are exercisable at December 31, 2009. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014.
On March 12, 2009, the fair value of the note and of the 16,666,666 Warrant Shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the Warrant. The Company has recorded the $900,000 freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through February 28, 2010, the maturity date of the note payable as amended on December 22, 2009. The loan repayment date was further extended to April 1, 2010. The amortization period used to compute interest expense on the amortization of the note discount was not extended to April 1, 2010 as the February 26, 2010 amendment occurred after December 31, 2009. In the year ended December 31, 2009, the Company reported $1,142,474 in interest expense, consisting of $900,008 from the amortization of the discount and $242,466 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,964 and the unamortized discount was $36.
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
On May 19, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrant. The Company has recorded the $1.5 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through February 28, 2010, the maturity date of the note payable as amended on December 22, 2009. On February 26, 2010, the loan repayment date was further extended to April 1, 2010. The amortization period used to compute interest expense on the amortization of the note discount was not extended to April 1, 2010 as the February 26, 2010 amendment occurred after December 31, 2009. In the year ended December 31, 2009, the Company reported $1,719,371 in interest expense, consisting of $1,532,796 from the amortization of the discount and $186,575 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,904 and the unamortized discount was $96.
The Company estimated the fair value of the Warrant of approximately $1.5 million at May 19, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrant at May 19, 2009 (date of inception) are:

May 19, 2009
Expected life from grant date — in years	4.81
Expected volatility	108.63%
Risk free interest rate	2.05%
Dividend yield	—
On June 29, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the Warrant. The Company has recorded the $1.6 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through February 28, 2010, the maturity date of the note payable as amended on December 22, 2009. On February 26, 2010, the loan repayment date was further extended to April 1, 2010. The amortization period used to compute interest expense on the amortization of the note discount was not extended to April 1, 2010 as the February 26, 2010 amendment occurred after December 31, 2009. In the year ended December 31, 2009, the Company reported $1,778,655 in interest expense, consisting of $1,625,778 from the amortization of the discount and $152,877 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,843 and the unamortized discount was $157.

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
On August 14, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $4.4 million, respectively. This resulted in the Company allocating the relative fair value of approximately $600,000 of the $2.0 million in proceeds to the note and approximately $1.4 million to the Warrant. The Company has recorded the $1.4 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.4 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from August 14, 2009 through February 28, 2010, the maturity date of the note payable as amended on December 22, 2009. On February 26, 2010, the loan repayment date was further extended to April 1, 2010. The amortization period used to compute interest expense on the amortization of the note discount was not extended to April 1, 2010 as the February 26, 2010 amendment occurred after December 31, 2009. In the year ended December 31, 2009, the Company reported $1,487,780 in interest expense, consisting of $1,372,712 from the amortization of the discount and $115,068 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,671 and the unamortized discount was $329.
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
On September 11, 2009, the Company borrowed the final $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.3 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrant. The Company has recorded the $1.5 million freestanding Warrant as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from September 11, 2009 through February 28, 2010, the maturity date of the note payable as amended on December 22, 2009. On February 26, 2010, the loan repayment date was further extended to April 1, 2010. The amortization period used to compute interest expense on the amortization of the note discount was not extended to April 1, 2010 as the February 26, 2010 amendment occurred after December 31, 2009. In the year ended December 31, 2009, the Company reported $1,605,110 in interest expense, consisting of $1,513,055 from the amortization of the discount and $92,055 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,996,244 and the unamortized discount was $3,756.

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
In the year ended December 31, 2009, the Company reported a total of $7,733,390 in interest expense on the Notes, consisting of $6,944,349 from the amortization of the discount and $789,041 of 15% interest expense on the debt, which is included in the statement of operations for the year ended December 31, 2009. At December 31, 2009 the aggregate balance of the notes payable — affiliate net of discount was $9,995,626 and the aggregate unamortized discount was $4,374. At December 31, 2009, the Company has accrued interest of $789,041 which is included in the Balance Sheet.
7. EQUITY
On June 5, 2007, in connection with the Merger, the Certificate of Incorporation of Corautus became the Certificate of Incorporation of the Company, and the Company further amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. The Certificate of Incorporation of the Company provides that the total number of authorized shares of preferred stock of the Company is 5,000,000 shares. Significant components of the Company’s stock are as follows:
Common Stock — The Company’s authorized common stock was 200,000,000 shares at December 31, 2009 and 2008. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights.
At December 31, 2009 and 2008, the Company had reserved the following shares of common stock for issuance:

	December 31,	December 31,
	2009	2008
2007 Incentive Award Plan — outstanding and available to grant	3,328,398	2,882,054
Shares of common stock subject to outstanding warrants	83,403,348	207,479
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	86,731,746	3,089,533

Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at December 31, 2009 and 2008. There were no issued and outstanding shares of Series A Preferred Stock at December 31, 2009 and 2008.
The Company’s authorized Series C Preferred Stock was 17,000 shares at December 31, 2009 and 2008. There were 2,000 shares of Series C Preferred Stock issued and outstanding at December 31, 2009 and 2008. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
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
2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 587,712 and 74,127 shares available for future grant at December 31, 2009 and 2008, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2009 and 2008, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
A summary of stock option award activity from December 31, 2007 to December 31, 2009 follows:

		Weighted
		Average
	Option Shares	Exercise
Stock Option Awards	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2007	2,642,110	$7.02
Granted	332,750	$2.42
Exercised	(32,711)	$0.07
Canceled	(134,222)	$2.72

2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77
Granted	11,000	$0.18
Exercised	(57,615)	$0.03
Canceled	(20,626)	$3.79

2007 Incentive Award Plan Options Outstanding — December 31, 2009	2,740,686	$6.90

As of December 31, 2009, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 28,078 shares remain unvested and subject to repurchase by the Company in the event of employee termination.
The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2009:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	183,565	5.41	$0.03	183,565	5.41	$0.03	183,565	$0.03
$0.14	87,718	6.82	$0.14	87,675	6.82	$0.14	86,176	$0.14
$0.15	50,000	8.96	$0.15	50,000	8.96	$0.15	50,000	$0.15
$0.18	11,000	9.29	$0.18	10,690	9.29	$0.18	—	$0.18
$1.70	750	8.61	$1.70	736	8.61	$1.70	265	$1.70
$2.19	35,000	8.46	$2.19	34,404	8.46	$2.19	13,854	$2.19
$2.38	1,383,025	7.96	$2.38	1,364,662	7.96	$2.38	731,844	$2.38
$2.90	235,000	8.04	$2.90	231,548	8.04	$2.90	112,604	$2.90
$3.10	12,000	8.23	$3.10	11,810	8.23	$3.10	5,270	$3.10
$3.48	389,375	7.59	$3.48	384,800	7.59	$3.48	227,131	$3.48
$5.10	22,300	7.43	$5.10	22,300	7.43	$5.10	22,300	$5.10
$5.55	18,586	7.42	$5.55	18,586	7.42	$5.55	18,586	$5.55
$11.25–$1023.75	312,367	4.90	$42.36	312,367	4.90	$42.36	312,367	$42.36

	2,740,686	7.38	$6.90	2,713,143	7.38	$6.95	1,763,962	$9.29

The weighted-average fair value of options granted was $0.15 and $1.35 per share in the years ended December 31, 2009 and 2008, respectively. The total intrinsic value of stock options exercised was $11,865 and $33,921 for the years ended December 31, 2009 and 2008, respectively.
See also Note 8 for stock options with Related Parties.
Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $63,389 and $2,527 in stock-based compensation expense in the years ended December 31, 2009 and 2008, respectively, and $65,916 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to December 31, 2009. As the restricted stock awards vest through 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the outstanding restricted stock awards at December 31, 2009 fully vest, the Company will recognize $61,000 in the year ended December 31, 2010. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
A summary of restricted stock activity from December 31, 2007 to December 31, 2009 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2007	—	—
Granted	852,750	$0.15
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2008	852,750	$0.15
Granted	—	—
Vested	(424,916)	$0.15
Forfeited	(3,959)	$0.15

Unvested at December 31, 2009	423,875	$0.15

Warrants — Affiliates — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 in the notes to the financial statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the Warrant, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $10.0 million of borrowings, all 83,333,333 Warrant Shares are vested and are exercisable on December 31, 2009.
As described more fully in Note 6 in the notes to the financial statements, at December 31, 2009, the Company computed the fair value of the 83,333,333 Warrant Shares related to the aggregate $10.0 million of borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the Warrants of approximately $6.9 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet
Warrants — Other — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of December 31, 2009, outstanding warrants to purchase approximately 16,429 shares of common stock at exercise prices of $10.05-$67.50 will expire at various dates through February 2013.
In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. The warrants were expensed as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $8,670 in the years ended December 31, 2009 and 2008, respectively. The Company revalues non-employee warrants quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
In December 2007, the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations. The warrants were fully expensed in 2007.
In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The contractual service period and vesting period within which to attain the performance vesting ended December 31, 2008 and June 30, 2009, respectively. The 100,000 performance based warrants expired unvested on June 30, 2009. The remaining vested 25,000 shares expire August 31, 2013. Using the Black-Scholes pricing model, the Company valued the warrants at fair values ranging from $0.01 to $1.52 per share or an aggregate of $38,855 using an expected life ranging from 2.75 to 3.25 years, a risk-free interest rate ranging from 2.0% to 2.48%, volatility ranging from 79% to 81%, and the fair market value stock price on the last option measurement dates ranging from $0.18 to $3.00 per share. The warrants are expensed as stock-based compensation expense over the service period in the statements of operations resulting in expense of $0 and $38,855 in the years ended December 31, 2009 and 2008, respectively. The Company revalues non-employee warrants quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.

8. RELATED PARTIES
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into the Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million.
The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”) effective February 2009. The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $7,500 and $121,612 in the years ended December 31, 2009 and 2008, respectively. While the Company did not issue any stock options in year ended December 31, 2009, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 10,000 option shares granted in 2008 at a fair value of $0.0973 per share or $973 using an expected life of 5.0 years, a 1.5% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date, December 17, 2008, and expire December 17, 2018. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations, resulting in expense of $0 and 973 in the years ended December 31, 2009 and 2008, respectively. Using the Black-Scholes pricing model, the Company valued the 42,300 option shares granted in 2007 as of December 31, 2009 at fair values ranging from $0.1315 per share to $0.1441 per share or an aggregate of $5,814 using an expected life ranging from 7.59 to 7.96 years, a 3.07% risk free interest rate, a 114% volatility rate, and the fair market value stock price at December 31, 2009 of $0.20 per share. The options become fully vested in the period from August 2, 2011 through December 17, 2011 and expire in the period from August 2, 2017 through December 17, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations, resulting in expense of $2,706 and ($3,067) in the years ended December 31, 2009 and 2008, respectively. The Company revalues non-employee options quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. The options were fully vested on March 8, 2008, and expire September 8, 2016. The Company expensed the option as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $12,297 in the years ended December 31, 2009 and 2008, respectively. The Company revalues non-employee options quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
The Company’s Chief Development Officer (“Officer”) from inception through December 2009 is also an employee of the Company’s primary investor. The Company paid the Officer compensation of $60,000 and $280,000 in the years ended December 31, 2009 and 2008, respectively. The Company did not grant any options to the Officer in fiscal years ended December 31, 2009 and 2008. However, the Company granted 26,921, 35,685, and 15,611 shares of stock options to the CDO in 2007, 2006, and 2005, respectively. The options granted in 2005 became fully vested in the period from June 1, 2005 through June 1, 2006 and expire on June 29, 2015. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the years ended December 31, 2009 and 2008, respectively, as the options were fully vested in 2006. The options granted in 2006 became fully vested in the period from November 29, 2006 through November 29, 2007 and expire on November 29, 2016. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the years ended December 31, 2009 and 2008, respectively, as the options were fully vested in 2007. Using the Black-Scholes pricing model, the Company valued the 2007 options at fair values ranging from $2.43 to $5.78 per share or an aggregate fair value of $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value stock prices of the Company’s common stock on the grant dates ranging from $3.48 to $5.89 per share. The options become fully vested in the period from November 29, 2007 through August 2, 2011 and expire in the period from January 23, 2017 through August 2, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $11,195 and $10,789 in the years ended December 31, 2009 and 2008, respectively.
Effective July 1, 2009, the Company sub-leased property in the Company’s office facilities in its headquarters in San Francisco, California on a month-to-month basis to an affiliate of the Company’s primary investor for $279 per month. The Company received $1,674 for rent for the period from July 1, 2009 through December 31, 2009, which were included as a reduction to rent expenses in the statement of operations for the year ended December 31 2009.

9. COMMITMENTS
Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $434,556 and $392,955 for the years ended December 31, 2009 and 2008, respectively, and $1,435,084 for the period from June 14, 2004 (date of inception) to December 31, 2009, and was included in the statements of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Research and development expense	$121,986	$154,329	$517,724
General and administrative expense	312,570	238,626	917,360

Total	$434,556	$392,955	$1,435,084

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to December 31, 2009 are as follows:

Amount
2010	$437,597
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,385,584

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
Capital Leases — In September 2005, the Company acquired office equipment under a capital lease agreement. As of December 31, 2009 and 2008, the Company has no future minimum lease payment obligations as the Company has made all contractual payments under the lease and physically returned the equipment to the lessor in the year ended December 31, 2008.
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
The following table reconciles the amount of income taxes computed at the federal statutory rate of 34% for all periods presented, to the amount reflected in the Company’s statement of operations for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Tax provision (benefit) at federal statutory income tax rate	(34)%	(34)%
State income taxes, net of federal income tax effect	(6)	1
Adjustments of deferred tax assets	—	37
Other	1	1
Valuation allowance	39	(5)

Income tax expense (benefit)	0%	0%

The tax effect of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Deferred tax assets and liabilities:
Net operating loss carryforwards	$6,214,313	$1,456,856
Tax credit carryforwards	115,393	46,056
Property and equipment and intangibles	10,953,858	8,002,996
Other	1,638,641	1,144,899

	18,922,205	10,650,807
Less valuation allowance	(18,922,205)	(10,650,807)

Net deferred tax assets and liabilities	$—	$—

The net valuation allowance increased by $8,271,398 during the period ended December 31, 2009, principally related to increased net operating loss carryforwards.
The Company has federal net operating loss carryforwards of approximately $15,640,849 as of December 31, 2009 that expire beginning in 2026. The Company has California state net operating loss carryforwards of approximately $13,011,708 as of December 31, 2009 that expire beginning 2016. The Company has New Jersey state net operating loss carryforwards of approximately $13,556,117 as of December 31, 2009 that expire beginning 2013. The Company also has federal, California state, and New Jersey state research and development tax credits of approximately $278,168, $263,842, and $188,878, respectively. Federal research credits will expire beginning 2026, California state credits can be carried forward indefinitely, and New Jersey state credits will expire beginning in the year 2022.
Utilization of the net operating loss and tax credit carryforwards were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company experienced a change of control which resulted in a substantial reduction to the previously reported net operating losses at December 31, 2008. As of December 31, 2009, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
On January 1, 2007, the Company adopted new accounting guidance for the accounting for uncertainty in income tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and provide guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The accounting guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognized no liabilities for unrecognized income tax benefits and, upon adoption of the new guidance, the Company recognized no material adjustment for the cumulative effect of adoption. At December 31, 2009, the Company had unrecognized tax benefits of $584,710, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Balance at January 1, 2008	$139,711
Additions based on tax positions related to current year	83,208
Additions for tax positions of prior year	474,484
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(423,273)
Settlements	—

Balance at December 31, 2008	$274,130
Additions based on tax positions related to current year	310,580
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	—
Settlements	—

Balance at December 31, 2009	$584,710

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2009. The tax years 2004 through 2009 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.
The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2010.
11. EMPLOYEE BENEFIT PLANS
The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2009 and 2008. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $94,529 and $40,825 in the years ended December 31, 2009 and 2008, respectively, and $149,654 for the period from June 14, 2004 (date of inception) to December 31, 2009.
12. SUBSEQUENT EVENTS
On February 26, 2010, the Lenders agreed to modify the Loan Agreement, as more fully described in Note 6 in the notes to the financial statements, to extend the repayment terms of the $10.0 million borrowings to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement.
In March 2010, the Company entered into an additional Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement (the “2010 Loan Transaction”). On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1,750,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. Based on the $1,250,000 borrowing at the initial closing, 7,352,941 of the 2010 Warrant Shares vested immediately on the date of grant. At each subsequent closing, the 2010 Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015.
On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees, and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $69,000 in March 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $413,000, and non-cash charges of approximately $187,000 related to the fair value of excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company will pay terminated employees approximately $183,000 for amounts accrued for unused vacation and sick pay. The total estimated cash cost of the restructuring costs, and amounts to be paid for accrued vacation and sick pay, is approximately $596,000.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(4,302,138)	(4,391,189)	(8,038,046)	(4,246,951)
Net loss per share — Basic and diluted	(0.22)	(0.22)	(0.40)	(0.21)
Net loss	(4,302,138)	(4,391,189)	(8,038,046)	(4,246,951)

2008
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(5,909,224)	(5,171,023)	(4,967,272)	(4,227,309)
Net loss per share — Basic and diluted	(0.30)	(0.27)	(0.25)	(0.21)
Net loss	(5,909,224)	(5,171,023)	(4,967,272)	(4,227,309)