Form 10-K/A
period 2009-12-31
VIA Pharmaceuticals, Inc.
filed 2010-04-30
CIK 1003929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 1
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
The number of shares of the registrant’s Common Stock outstanding as of April 26, 2010 was 20,521,274.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “10-K”). The principal purpose of this Amendment is to include information in Part III that was previously incorporated by reference in the 10-K. This Amendment amends Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. Unless otherwise noted, this Amendment does not reflect events occurring after the filing of the 10-K (i.e. those events occurring after March 31, 2010) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.
In this Amendment, the “Company,” “VIA,” “we,” “us” and “our” refer to VIA Pharmaceuticals, Inc. Capitalized terms not otherwise defined in this 10-K/A shall have the meanings assigned to such terms in the 10-K.

Page
Item No.	No.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1

ITEM 11. EXECUTIVE COMPENSATION	8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	13

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18

Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board Leadership Structure
The Company separates the roles of Chief Executive Officer, or CEO, and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO and sets the agenda for Board meetings and presides over meetings of the full Board. The Board believes separating the roles of Chief Executive Officer and Chairman of the Board is in the best interests of the stockholders and the Company because it provides the appropriate balance between strategy development and oversight and accountability of management. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models might be appropriate. The Company’s Bylaws allow for the Chief Executive Officer and Chairman of the Board positions to be held by the same individual. Accordingly, the Board periodically reviews its leadership structure.
Directors
Set forth below is certain biographical information as of April 30, 2010 regarding our current directors.

Name	Age	Title
Lawrence K. Cohen, Ph.D.	57	Director, Chief Executive Officer & President
Douglass B. Given, M.D., Ph.D., M.B.A.	58	Chairman of the Board of Directors
Mark N.K. Bagnall(1)(2)(3)	53	Director
Fred B. Craves, Ph.D.	64	Director
David T. Howard(1)(2)(3)	60	Director
John R. Larson	63	Director

1.	Member of the Audit Committee.

2.	Member of the Compensation Committee.

3.	Member of the Nominating and Governance Committee.
Lawrence K. Cohen, Ph.D. Lawrence K. Cohen has served as President, Chief Executive Officer and a director of the Company since the consummation of the Merger on June 5, 2007, and prior to that time served as President, Chief Executive Officer and a director of privately-held VIA Pharmaceuticals, Inc. since its formation in 2004. Previously, he was the Chief Executive Officer of Zyomyx, Inc., a privately-held biotechnology company focused on protein chip technologies. Dr. Cohen joined Zyomyx in 1999 as Chief Operating Officer, where he was responsible for all internal activities, including research and development, business development, financing and operations. Dr. Cohen received a Ph.D. in Microbiology from the University of Illinois and completed his postdoctoral work in Molecular Biology at the Dana-Farber Cancer Institute and the Department of Biological Chemistry at Harvard Medical School. The Board selected Dr. Cohen to serve as a director because he is the Company’s Chief Executive Officer, and has served in such capacity since privately-held VIA Pharmaceuticals, Inc. was formed in 2004. He has an expansive knowledge of the biotechnology industry having served in various leadership roles with pharmaceutical companies for more than two decades and he brings a unique and valuable perspective to the Board.
Douglass B. Given, M.D., Ph.D., M.B.A. Douglass B. Given has served as Chairman of the Company’s Board of Directors since the consummation of the Merger on June 5, 2007, and prior to that time served as Chairman of privately-held VIA Pharmaceuticals, Inc.’s Board of Directors since its formation in 2004. Dr. Given is a partner at Bay City Capital LLC, which manages investment funds in the life sciences industry, and was founded in June 1997. From July 2001 to June 2003, Dr. Given served as the Chief Executive Officer and Director of NeoRx Corporation, a cancer therapeutics company. Since 2006, Dr. Given has served as President, Chief Executive Officer and Chairman of Vivaldi Biosciences, an anti-viral and vaccine development company. Dr. Given was Corporate Senior Vice President and Chief Technology Officer of Mallinckrodt, Inc. from August 1999 to October 2000. From 2006 to 2007, Dr. Given served as a member of the board of directors of Aksys, Ltd., a company focused on hemodialysis products and services. From 2001 to 2008, Dr. Given served as a member of the board of directors of SemBioSys Genetics Inc., a Canadian biotechnology company. Dr. Given chairs the advisory board to the University of Chicago Medical Center, serves on the Health Advisory Board of Johns Hopkins Bloomberg School of Public Health and serves on the International Advisory Council of the Harvard School of Public Health, AIDS/HIV Initiative. Dr. Given earned his M.D. and Ph.D. from the University of Chicago and his M.B.A. from the Wharton School, University of Pennsylvania. He was a fellow in Internal Medicine and Infectious Diseases at Harvard Medical School and Massachusetts General Hospital. The Board selected Dr. Given to serve as a director because of his extensive executive experience in the biotechnology industry and his many years of experience in the venture capital and private equity field, which is very valuable to the Company in its evaluation of various financing and partnering alternatives presented to the Company.

Mark N.K. Bagnall. Mark N.K. Bagnall has served as a director of the Company since June 5, 2007. Since July 2009, Mr. Bagnall has served as President and a member of the board of directors of ProGenTech, a privately-held life science and molecular diagnostic company. Mr. Bagnall joined ProGenTech in March 2009 as Chief Financial Officer. From April to December 2008, Mr. Bagnall served as Executive Vice President, Chief Financial Officer and a member of the board of directors of ADVENTRX Pharmaceuticals, Inc., a biopharmaceutical research and development company focused on commercializing proprietary product candidates for the treatment of cancer. He continued to serve as a member of the board of ADVENTRX until August 24, 2009. From May 2000 to June 2007, Mr. Bagnall was Senior Vice President and Chief Finance and Operations Officer of Metabolex, Inc., a privately-held pharmaceutical company focused on the development of drugs to treat diabetes and related metabolic disorders. Mr. Bagnall has been in the biotechnology industry for over 20 years. In the 12 years prior to joining Metabolex, Mr. Bagnall held the top financial position at four life science companies: Metrika, Inc., a privately-held diagnostics company, and three public biotechnology companies: Progenitor, Inc., Somatix Therapy Corporation, and Hana Biologics, Inc. During his career in biotechnology, he has managed several private and public financings, merger and acquisition transactions and corporate licensing agreements. Mr. Bagnall received his B.S. in Business Administration from the U.C. Berkeley Business School and is a Certified Public Accountant. The Board selected Mr. Bagnall to serve as a director because it believes he brings valuable management and finance expertise to the Board, as well as biotechnology expertise. He has been in the biotechnology industry for over 20 years. In the 12 years prior to joining Metabolex, Mr. Bagnall held the top financial position at four life science companies: Metrika, Inc., a privately-held diagnostics company, and three public biotechnology companies: Progenitor, Inc., Somatix Therapy Corporation, and Hana Biologics, Inc. During his career in biotechnology, he has managed several private and public financings, merger and acquisition transactions and corporate licensing agreements. Mr. Bagnall provides the Board with a distinguished financial expert for the Audit Committee (of which he serves as Chairman).
Fred B. Craves, Ph.D. Fred B. Craves has served as a director of the Company since the consummation of the Merger on June 5, 2007, and prior to that time served as a director of privately-held VIA Pharmaceuticals, Inc. since January 2005. Dr. Craves is an Investment Partner, Managing Director and founder of Bay City Capital, a manager of investment funds in the life sciences industry, and serves as a member of the board of directors and Chairman of the executive committee. Before founding Bay City Capital, he spent over 25 years leading and managing biotechnology and pharmaceutical companies. Previously, he was Executive Vice President of Schering Berlin, a pharmaceutical company, and Chief Executive Officer and President of Berlex Biosciences, a research, development and manufacturing organization. He founded Burrill & Craves, a merchant bank focused on biotechnology and emerging pharmaceutical companies. He was also the founding Chairman of the Board and Chief Executive Officer of Codon and co-founder of Creative Biomolecules, both biotechnology companies. From 1999 to 2007, Dr. Craves served as a member of the board of directors of Reliant Pharmaceuticals, Inc., a privately-held pharmaceuticals company. From 2002 to 2007, Dr. Craves served as a member of the board of directors of BioSeek Inc., a privately-held drug discovery services company. Dr. Craves is a member of the board of directors of Poniard Pharmaceuticals, a biopharmaceutical company focused on oncology; ProGenTech, a privately-held life science and molecular diagnostic company; and ReSet Therapeutics, Inc., a privately-held biotechnology company. He also serves as a member of The J. David Gladstone Institutes’ Advisory Council and is a member of the Board of Trustees of Loyola Marymount University in Los Angeles. Dr. Craves earned a B.S. in Biology from Georgetown University and a Ph.D. in Pharmacology and Toxicology from the University of California, San Francisco. The Board selected Dr. Craves to serve as a director because of his extensive executive experience in the biotechnology industry and his many years of experience in the venture capital and private equity field, which is very valuable to the Company in its evaluation of various financing and partnering alternatives presented to the Company. His experiences as a co-founder of a number of biotechnology companies and life science merchant banks is valuable to the Company, as a development stage company.
David T. Howard. David T. Howard has served as a director of the Company since the consummation of the Merger on June 5, 2007. Mr. Howard joined the Board of Directors of Angiotech Pharmaceuticals, Inc., a pharmaceutical and medical device company, in March 2000 and became Chairman of the Board of Directors in September 2002. Mr. Howard is a director of MSI Methylation Sciences Inc., a privately-owned biotechnology company located in Vancouver, British Columbia. From May 2000 to July 2003, he was Chair of the Board and Chief Executive Officer of SCOLR, Inc., a biopharmaceutical company located in Redmond, Washington. He continued to serve on the board of directors of SCOLR until 2005. From 2005 to 2009, Mr. Howard served as a member of the board of directors of SemBioSys Genetics, Inc., a Canadian biotechnology company. From 2006 to 2008, Mr. Howard served as a member of the board of directors of JRI International Ltd., a privately-owned agriculture company. Prior to this, Mr. Howard served as President and Chief Operating Officer of two pharmaceutical companies: Novopharm International of Toronto, Ontario and President of Novopharm USA, Inc. Mr. Howard’s industry experience includes operational and strategic positions with Boehringer Mannheim Canada, where he was Vice President Pharmaceuticals Division, and Rhône-Poulenc Pharma in Montreal and Paris, where he was Vice-President Sales and Marketing and International Product Manager, respectively. Mr. Howard is the Chief Executive Officer and President of 159230 Canada Inc., a consulting company for the pharmaceutical, biotechnology and medical devices industries, which he founded in 1986. The Board selected Mr. Howard to serve as a director because he has extensive Board and committee experience at both public and private companies. Through his service on the boards of Angiotech, SCOLR and SemBioSys, among others, he has valuable experience in governance, compensation and audit issues.

John R. Larson. John R. Larson has served as a director of the Company since the consummation of the February 2003 merger between Genstar Therapeutics Corporation and Vascular Genetics Inc. Prior to such merger, he served as a director of Vascular Genetics since 1999. Mr. Larson is a founder of Prolifaron, Inc., an early-stage biotechnology company started in 1997 and sold to Alexion Pharmaceuticals, Inc. in 2000, and a founder of Materia, Inc., a research and development company specializing in new applications of patented polymer products. Mr. Larson served as a director for Prolifaron, Inc. from April 1997 to September 2000, a director of Materia, Inc. from 1997 to 1999, and a director of Northland Securities, Inc. from October 2002 to September 2004. He continues to serves as Senior Vice President and Secretary of Northland Securities, Inc., a position he has held since 2002. Since December 1999, he has served as the Managing Director of Clique Capital, LLC, a venture capital group focused in the healthcare and technology area. Since 2006, Mr. Larson has also served as an officer and director of Armada Media Corporation, a privately held company that owns and operates radio stations in small and mid-sized markets. Mr. Larson holds a B.A. degree from Minnesota State University and a J.D. from William Mitchell College of Law. The Board selected Mr. Howard to serve as a director because he has extensive Board and committee experience at both public and private companies. Additionally, Mr. Larson practiced law for over 30 years concentrating in the areas of securities and finance and since August 2000 has been an “Of Counsel” with the law firm of Messerli & Kramer. Mr. Larson has been a frequent speaker on securities matters, having served as Commissioner of Securities and Chairman of the Commerce Commission for the State of Minnesota. In such capacity, Mr. Larson served on a number of committees for the North American Securities Administrators Association, Inc. and the National Association of Securities Dealers, Inc. With Mr. Larson’s extensive experience, he brings strong securities law and biotechnology expertise to the Board.
There are no family relationships among any of our directors and executive officers.
Executive Officers
The information with respect to our executive officers is set forth in Part I, Item 1 of the 10-K under the caption “Executive Officers of the Registrant.”
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2009, all of our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements.
Code of Conduct
On June 5, 2007, we adopted a Code of Business Conduct and Ethics, which applies to all of our officers, directors and employees, and we amended the Code of Business Conduct and Ethics on April 16, 2008. Our Code of Business Conduct and Ethics, as amended, is posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Other Governance Documents — Code of Business Conduct and Ethics.” We will also provide a copy of the Code of Business Conduct and Ethics to stockholders upon request. Any amendments to our Code of Business Conduct and Ethics will be posted on our website. In addition, any waivers from any provision of our Code of Business Conduct and Ethics for directors or executive officers will be promptly disclosed to our stockholders by filing a report on Form 8-K.

Meetings and Committees of the Board of Directors
The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, consisting of an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. In addition to the standing committees, the Board from time to time establishes special purpose committees.
During the fiscal year ended December 31, 2009, the Company’s Board of Directors held nine meetings, the Audit Committee held five meetings, the Compensation Committee held five meetings, the Nominating and Governance Committee held two meetings, and there were thirteen Special Committee meetings. The Company’s Corporate Governance Principles provide that Board members are expected to regularly prepare for and attend all meetings of the Board and of each committee that the director is a member, with the understanding that, on occasion, a director may be unable to attend a meeting. The Corporate Governance Principles are posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Committee Charters — Corporate Governance Principles.”
The Board’s Role in Risk Oversight
The role the Company’s Board of Directors fulfills in risk oversight is set out in the Company’s Corporate Governance Principles. The Board is actively involved in the oversight of risks that could affect the Company. This oversight is conducted primarily through committees of the Board but the full Board has retained responsibility for general oversight of risks. The Board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from management on areas of material risks to the Company, including operational, financial, liquidity, legal and regulatory, strategic and reputational risks. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. Management is responsible for establishing the Company’s business strategy, identifying and assessing the related risks and establishing appropriate risk management practices. The Board oversees the Company’s business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company.
The Audit Committee
On June 5, 2007 following the completion of the Merger, our Board adopted a charter that sets forth the responsibilities of the Audit Committee, and we amended the Audit Committee charter on March 25, 2009. The Audit Committee’s charter, as amended, is posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Committee Charters — Audit Committee Charter.” The purpose of the Audit Committee is to assist the Board with its oversight responsibilities regarding: (1) the integrity of the Company’s financial statements and its financial reporting and disclosure practices; (2) the soundness of the Company’s system of internal controls regarding finance, accounting and disclosure compliance; (3) the independent auditor’s qualifications, engagement, compensation and independence; (4) the performance of the Company’s internal audit function and independent auditor; (5) the Company’s compliance with legal and regulatory requirements in connection with the foregoing; (6) compliance with the Company’s Code of Business Conduct and Ethics to the extent such Code of Ethics addresses financial and accounting related matters; and (7) addressing certain concerns related to accounting, internal accounting controls and auditing matters as provided in the Company’s Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Other Matters.
The Audit Committee charter provides that such Committee shall consist of two or more members of the Board. The members of the Audit Committee are Mark N.K. Bagnall (chair) and David T. Howard, each of whom has been determined by the Board of Directors to be independent as defined by the rules of the SEC and the applicable NASDAQ Stock Market listing standards. The Board of Directors has also determined that Mr. Bagnall is an “audit committee financial expert,” as defined under Item 407(d) of Regulation S-K.
The Compensation Committee
On June 5, 2007 following the completion of the Merger, our Board adopted a charter that sets forth the responsibilities of the Compensation Committee, and we amended the Compensation Committee charter on April 15, 2009. The Compensation Committee’s charter, as amended, is posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Committee Charters — Compensation Committee Charter.” The purposes of the Compensation Committee are to discharge the Board’s responsibilities relating to: (1) the establishment and maintenance of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to enable the Company to achieve superior operating results; (2) the compensation of the Company’s executives and non-management directors; and (3) the issuance of an annual report on executive and chief executive officer compensation for inclusion in the Company’s annual proxy statement or Form 10-K, as applicable.

The Compensation Committee recommends to the Board a compensation structure to compensate all levels of management employees of the Company as well as the Company’s non-management directors. At least annually the Compensation Committee reviews and approves the compensation of all executive officers, all merit increases and bonuses, including the establishment of goals and objectives. The Compensation Committee also makes recommendations to the Board as to compensation of non-management directors. The Compensation Committee has the authority to hire compensation consultants, to request management to perform studies and to furnish other information, to obtain advice from external legal, accounting or other advisors, and to make such decisions or recommendations to the Board based thereon as the Compensation Committee deems appropriate. However, since the consummation of the Merger, the Company has not engaged any compensation consultants to assist in determining or recommending the amount or form of executive and director compensation.
During 2009, the Compensation Committee also consulted with Drs. Cohen, Craves and Given in setting base salaries, bonus compensation accrual percentages and other compensation arrangements for our executive officers.
The Compensation Committee charter provides that such Committee shall consist of two or more members of the Board. The members of the Compensation Committee are David T. Howard (co-chair) and Mark N.K. Bagnall (co-chair). Each member of the Compensation Committee is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board or Directors has determined that each of the members of the Compensation Committee is independent, as defined by the applicable NASDAQ Stock Market listing standards.
The Nominating and Governance Committee
On June 5, 2007 following the completion of the Merger, our Board adopted a charter that sets forth the responsibilities of the Nominating and Governance Committee, and we amended the Nominating and Governance Committee charter on April 15, 2009. The Nominating and Governance Committee’s charter, as amended, is posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Committee Charters — Nominating and Governance Committee Charter.” The purposes of the Nominating and Governance Committee are to: (1) assist the Board in identifying individuals qualified to become Board members; (2) assist the Board in the selection of nominees for election as directors at the Company’s annual meeting of the stockholders; (3) develop and recommend to the Board a set of corporate governance guidelines applicable to the Company; (4) establish policies and procedures regarding the consideration of director nominations from stockholders; (5) recommend to the Board director nominees for each Board committee; (6) review and make recommendations to the Board concerning Board committee structure, operations and Board reporting; (7) evaluate Board and management performance; and (8) oversee compliance with the Company’s Code of Business Conduct and Ethics other than with respect to financial and accounting related matters.
The Nominating and Governance Committee charter provides that such Committee shall consist of two or more members of the Board. The members of the Nominating and Governance Committee are David T. Howard (chair) and Mark N.K. Bagnall. The Board of Directors has determined that all of the members of the Nominating and Governance Committee are independent, as defined by the applicable NASDAQ Stock Market listing standards.
At an appropriate time prior to each annual meeting of the Company’s stockholders at which directors are to be elected or reelected, and whenever there is otherwise a vacancy on the Board of Directors, the members of the Nominating and Governance Committee will assess the qualifications and effectiveness of the current Board members and, to the extent there is a need, shall actively seek individuals well qualified and available to serve to become Board members. Once a Committee member has identified a potential candidate, the Committee member will recommend the potential candidate to the full Nominating and Governance Committee. Candidates recommended by a stockholder will be evaluated in the same manner as any candidate identified by a Committee member.
The full Nominating and Governance Committee will review each potential candidate’s qualifications and may request such candidate to complete and return a directors and officers questionnaire. If the Committee determines that the potential candidate may be qualified after a preliminary inquiry, the Committee will make an investigation and interview the potential candidate, as necessary, to make an informed final determination.

The Nominating and Governance Committee will select, by majority vote, the most qualified candidate or candidates, as the case may be, to recommend to the Board for selection as a director nominee. Upon selection of one or more director nominees, the Chairman of the Board will extend an invitation to the individual to become a director nominee to be included on the proxy card for election at the next annual meeting.
Nomination of Directors
Recommendations to the Board of Directors for election as directors of VIA at an annual meeting may be made only by the Nominating and Governance Committee or by the Company’s stockholders (through the Nominating and Governance Committee) who comply with the timing, informational, and other requirements of our Bylaws. Stockholders have the right to recommend persons for nomination by submitting such recommendation, in written form, to the Nominating and Governance Committee, and such recommendation will be evaluated pursuant to the policies and procedures adopted by the Board. Such recommendation must be delivered to or mailed to and received by the Secretary of the Company at the principal executive offices not later than 120 calendar days prior to the anniversary of the date the Company’s prior year proxy statement was first made available to stockholders, except that if no annual meeting of stockholders was held in the preceding year or if the date of the annual meeting of stockholders has been changed by more than 30 calendar days from the date contemplated at the time of the preceding year’s proxy statement, the notice shall be received by the Secretary at the Company’s principal executive offices not less than 150 calendar days prior to the date of the contemplated annual meeting or the date that is 10 calendar days after the date of the first public announcement or other notification to stockholders of the date of the contemplated annual meeting, whichever first occurs.
Director Criteria and Diversity
The Nominating and Governance Committee, in accordance with the board’s governance principles, seeks to create a board that has the ability to contribute to the effective oversight and management of the Company, that is as a whole strong in its collective knowledge of and diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business judgment, biotechnology industry knowledge, corporate governance and global markets. The Nominating and Governance Committee does not have a formal policy with respect to diversity; however, the Board and the Nominating and Governance Committee believe it is essential that the Board members represent diverse viewpoints, professional experience, education, skill and other individual qualities and attributes that contribute to board heterogeneity. When the Committee reviews a potential new candidate, the Committee looks specifically at the candidate’s qualifications in light of the needs of the Board and the Company at that time given the then current mix of director attributes.
General criteria for the nomination and evaluation of director candidates include:
•	loyalty and commitment to promoting the long term interests of the Company’s stockholders;
•	the highest personal and professional ethical standards and integrity;
•	an ability to provide wise, informed and thoughtful counsel to top management on a range of issues;
•	a history of achievement that reflects superior standards for themselves and others;
•	an ability to take tough positions in constructively-challenging the Company’s management while at the same time working as a team player; and
•	individual backgrounds that provide a diverse portfolio of personal and professional experience and knowledge commensurate with the needs of the Company.
The Committee must also ensure that the members of the board as a group maintain the requisite qualifications under the applicable SEC rules and the Company’s Committee Charter requirements for populating the Audit, Compensation and Nominating and Governance Committees.

Written recommendations from a stockholder for a director candidate must include the following information:
•	the stockholder’s name and address, as they appear on our corporate books;

•	the class and number of shares that are beneficially owned by such stockholder;
•	the dates upon which the stockholder acquired such shares; and
•	documentary support for any claim of beneficial ownership.
Additionally, the recommendation needs to include, as to each person whom the stockholder proposes to recommend to the Nominating and Governance Committee for nomination to election or reelection as a director, all information relating to the person that is required pursuant to Regulation 14A under the Exchange Act, as amended, and evidence satisfactory to us that the nominee has no interests that would limit their ability to fulfill their duties of office.
Once the Nominating and Governance Committee receives a recommendation, it will deliver a questionnaire to the director candidate that requests additional information about his or her independence, qualifications and other information that would assist the Nominating and Governance Committee in evaluating the individual, as well as certain information that must be disclosed about the individual in the Company’s proxy statement, if nominated. Individuals must complete and return the questionnaire within the time frame provided to be considered for nomination by the Nominating and Governance Committee.
The Nominating and Governance Committee will review the stockholder recommendations and make recommendations to the Board of Directors that the Committee feels are in the best interests of the Company and its stockholders.
Communications with the Board of Directors
Stockholders may contact an individual director or the Board as a group, or a specified Board committee or group, including the non-employee directors as a group, by the following means:

Mail:	Attn: Board of Directors VIA Pharmaceuticals, Inc. 750 Battery Street, Suite 330 San Francisco, CA 94111

Email:	AskBoard@viapharmaceuticals.com
Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. We will initially receive and process communications before forwarding them to the addressee. We also may refer communications to other departments within the Company. We generally will not forward to the directors a communication that is primarily commercial in nature, relates to an improper or irrelevant topic, or requests the Company’s general information.
Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters
We have created procedures for confidential submission of complaints or concerns relating to accounting or auditing matters and contracted with Shareholder.com to facilitate the gathering, monitoring and delivering reports on any submissions. As of the date of this report, there have been no submissions of complaints or concerns to Shareholder.com. Complaints or concerns about our accounting, internal accounting controls or auditing matters may be submitted to the Audit Committee and our executive officers by contacting Shareholder.com. Shareholder.com provides phone, internet and e-mail access and is available 24 hours per day, seven days per week, 365 days per year. The hotline number is 1-866-713-4532 and the website is www.openboard.info/via/. Any person may submit a written Accounting Complaint to via@openboard.com.
Our Audit Committee under the direction and oversight of the Audit Committee Chair will promptly review all submissions and determine the appropriate course of action. The Audit Committee Chair has the authority, in his discretion, to bring any submission immediately to the attention of other parties or persons, including the full Board, accountants and attorneys. The Audit Committee Chair shall determine the appropriate means of addressing the concerns or complaints and delegate that task to the appropriate member of senior management, or take such other action as it deems necessary or appropriate to address the complaint or concern, including obtaining outside counsel or other advisors to assist the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The total compensation paid to the Company’s Principal Executive Officer and its highest compensated executive officers other than the Principal Executive Officer, respectively, for services rendered in 2009 and 2008, as applicable, is summarized as follows:

						All Other
				Stock Awards	Option Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	($)(3)	($)(4)	($)(5)	Total ($)
Lawrence K. Cohen	2009	$385,000	$—	$—	$—	$1,215	$386,215
Principal Executive Officer	2008	$385,000	$—	$45,000	$—	$29,104	$459,104

James G. Stewart(1)	2009	$325,000	$—	$—	$—	$1,125	$326,125
Principal Financial Officer	2008	$325,000	$—	$18,750	$—	$13,068	$356,818

Rebecca. A. Taub	2009	$300,000	$—	$—	$—	$1,080	$301,080
Senior Vice President, Research & Development	2008	$289,808	$—	$18,750	$473,173	$17,099	$798,830
Footnotes to Summary Compensation Table

(1)	As described more fully in the 10-K, effective March 31, 2010, the employment of Mr. James G. Stewart was terminated in connection with the restructuring and reduction in workforce.

(2)
A decision on performance bonus compensation earned in 2008 and 2009 has been deferred and therefore is not calculable as of April 30, 2010. It is expected that a determination will be made on the amount of performance bonus compensation earned in 2008 and 2009, if any, once the Company is able to secure additional financing.

(3)
The amount reflected in this column is the aggregate grant date fair value for stock awards during the fiscal year ended December 31, 2008 (awarded on December 17, 2008), computed in accordance with FASB ASC Topic 718. For assumptions used in the valuation, see Note 3 in the notes to the financial statements contained in the Form 10-K.

(4)
The amount reflected in this column is the aggregate grant date fair value for option awards during the fiscal year ended December 31, 2008 (awarded on January 15, 2008), computed in accordance with FASB ASC Topic 718. For assumptions used in the valuation, see Note 3 in the notes to the financial statements contained in the Form 10-K.

(5)
Represents the dollar value of: (i) any insurance premiums paid by the Company with respect to life insurance in 2008 (and in parenthesis, amounts paid in 2009), (ii) tax gross-up payments made by the Company with respect to the restricted stock awards for 2008, (iii) Company safe harbor contributions to the executive officer’s VIA Pharmaceuticals, Inc. 401(k) Plan for 2008 and (iv) accrued vacation and paid time off time paid by the Company in 2008:

				Accrued Vacation
Name	401(k)	Life Insurance	Tax Gross-Up	and Paid Time off
Lawrence K. Cohen	$—	$1,855 (1,215)	$27,249	$—

James G. Stewart	$—	$1,714 (1,125)	$11,354	$—

Rebecca. A. Taub	$6,900	$855 (1,080)	$9,344	$—
Narrative to Summary Compensation Table
Understanding our history is key to the understanding of our compensation structure for 2009 and 2008. After the Merger on June 5, 2007, the executive officers of privately-held VIA Pharmaceuticals, Inc. became our executive officers. On January 14, 2008, the Company hired Dr. Rebecca A. Taub as Senior Vice President, Research & Development. Accordingly, the following applies only to our Chief Executive Officer, Dr. Lawrence K. Cohen, Chief Financial Officer in 2008-2009, Mr. James G. Stewart, and Senior Vice President, Research & Development, Dr. Rebecca A. Taub (collectively, our “NEOs”).

Base Salary
Upon consummation of the Merger, the Compensation Committee increased Dr. Cohen’s and Mr. Stewart’s annual base salaries to $385,000 and $325,000 from $325,000 and $275,000, respectively. Dr. Taub’s annual base salary is $300,000 and was pro-rated based on her start date of January 14, 2008.
Bonuses
For 2008 and 2009, we have not yet paid our NEOs any bonuses. The Compensation Committee elected to defer any decision on bonuses based on our 2008 and 2009 performance until the Company is able to secure additional financing.
Equity Compensation
The NEOs (other than Dr. Taub) received stock option grants at the time they were hired by privately-held VIA Pharmaceuticals, Inc. Such options generally vest over time, with 25% of the options vesting after one year of employment and monthly vesting thereafter with full vesting after four years. Dr. Taub received stock option grants with a similar vesting schedule at the time she was hired by VIA Pharmaceuticals, Inc.
Mr. Stewart was hired in part to help privately-held VIA Pharmaceuticals, Inc. obtain financing adequate to execute and grow its business plan. Accordingly, a portion of Mr. Stewart’s options vested based on privately-held VIA Pharmaceuticals, Inc. obtaining third party financing of at least $30.0 million. This goal was achieved on August 8, 2007, with the consummation of the second private placement of the Company’s common stock with a limited number of institutional and accredited investors. As a result, Mr. Stewart vested in 18,586 of his initial 92,930 option grant. The remainder of his option grant vests according to the schedule described in footnote 6 to the table below entitled “Outstanding Equity Awards at 2009 Fiscal Year End”.
In December 2008, the Compensation Committee granted our NEOs restricted stock awards in the amount set forth on the table below entitled “Outstanding Equity Awards at 2009 Fiscal Year End”. The restricted stock vests equally each month over a two year schedule, subject to earlier vesting in full if in the discretion of the Compensation Committee the Company has entered into a partnering transaction with a pharmaceutical or biotechnology company with respect to conducting follow-on clinical trials which are reasonably expected to result in further progress of VIA-2291 toward ultimate registration with the FDA. The Company also agreed to provide the recipients of the restricted stock awards a tax “gross-up” payment with respect to their applicable income tax expenses incurred upon making an election under Section 83(b) of the Internal Revenue Code in connection with the grant of restricted stock.
All stock options and restricted stock issued to our NEOs vest and becomes exercisable upon a change in control.
Severance
Pursuant to the terms of their employment agreements, our NEOs may be entitled to severance in the event that their employment is terminated without cause (or in the case of Dr. Cohen constructively). Such severance is subject to execution of a general release of claims and compliance with a non-compete. The amount of severance is 12 months base salary for Dr. Cohen and six months base salary for Mr. Stewart and Dr. Taub. In addition, we will pay the premiums for them and their dependents for COBRA continuation coverage under our group health plan for the period of severance or, if sooner, the date they are eligible for coverage under another employer’s group health plan.
Change in Control Agreements
On December 21, 2007, the Company entered into Change in Control Agreements with each of our NEOs (other than Dr. Taub), as a means of providing them certain protections in the event their employment were to be terminated following a change in control. On January 14, 2008, the Company entered into a Change in Control Agreement with Dr. Taub. The Compensation Committee considers the Change in Control Agreements to be a retention device, as it removes any uncertainty regarding the executive’s position in the event we were to explore further strategic transactions.

Under the terms of the agreements, if the executive is terminated without cause or constructively within 12 months following a change in control, he would be eligible for the following benefits:
•	base salary payable over 24 months for Dr. Cohen and 12 months for each of Mr. Stewart and Dr. Taub;
•	continued health benefits for the severance period;
•	pro rata bonus for the year of termination; and
•	full vesting in all equity compensation.
In addition, if the executive is subject to the excise tax applicable under Section 4999 of the Internal Revenue Code regarding excess parachute payments then:
•
if the change in control is a result of a hostile transaction or a change in directors in contested election, the executive will be entitled to a tax-gross up to cover such excise tax, as well as any additional income taxes on the tax-gross up; or

•
if the change in control is not hostile or due to a contested election, then the executive will either be subject to the excise tax, or will forfeit payments in an amount that would not subject him to the tax, whichever provides him the greater payment.

Outstanding Equity Awards at 2009 Fiscal Year End

	Option Awards					Stock Awards
	Number of		Number of			Number of
	Securities		Securities			Shares or		Market Value
	Underlying		Underlying			Units of		of Shares or
	Unexercised		Unexercised	Option	Option	Stock that		Units of Stock
	Options		Options	Exercise	Expiration	Have Not		that Have Not
Name	(Exercisable)		(Unexercisable)	Price	Date	Vested		Vested(8)

Lawrence K. Cohen	300,000	(1)	300,000	$2.38	12/17/2017	150,000	(5)	$30,000
	107,916	(2)	77,084	$3.48	8/2/2017	3,430	(5)	$686
	111,516	(3)	0	$0.03	6/29/2015
James G. Stewart	155,000	(1)	155,000	$2.38	12/17/2017	62,500	(6)	$12,500
	26,666	(2)	53,334	$3.48	8/2/2017	30,603	(6)	$1,477
Rebecca A. Taub	112,604	(4)	122,396	$2.90	1/15/2018	62,500	(7)	$12,500
Footnotes to Outstanding Equity Awards Table

(1)	1/48th of the shares vest on the 17th day of each month starting after December 17, 2007.

(2)	1/48th of the shares vest on the 2nd day of each month starting after August 2, 2007.

(3)
In connection with the Merger, Dr. Cohen had stock options to purchase 300,000 shares of privately-held VIA Pharmaceuticals, Inc. which became stock options to purchase 111,516 shares of the Company in which 25% of the shares vested on June 29, 2005 and 1/48th of the shares vest on the 29th day of each month thereafter, subject to Dr. Cohen continuing to be a service provider through each such date.

(4)	25% of the shares vested on January 14, 2009 and 1/48th of the shares vest on the 14th day of each month thereafter.

(5)
54,875 shares of the Company were acquired upon early exercise of vested options by Dr. Cohen and are subject to repurchase by the Company upon termination of employment. 25% of the shares vested on March 31, 2007 and 1/48th of the shares vest on the 31st day of each month thereafter, subject to Dr. Cohen continuing to be a service provider through each such date. As of December 31, 2009, 51,445 shares were vested. 300,000 shares of the Company represent restricted stock. 1/24th of the restricted stock vest on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2009, 150,000 of the shares were vested. See footnote (3) to the section entitled “Security Ownership of Certain Beneficial Owners and Management” below for vesting information within 60 days of April 5, 2010.

(6)
92,930 shares of the Company were acquired upon early exercise of vested options by Mr. Stewart and are subject to repurchase by the Company upon termination of employment. 25% of the shares vested on August 8, 2007 in connection with the Company successfully securing third party financing in excess of $30.0 million, 25% of the shares vested on November 29, 2007 and 1/48th of the shares vest on the 29th day of each month thereafter. See the sub-section “Equity Compensation” in the section entitled “Narrative to Summary Compensation Table” above for more information. As of December 31, 2009, 85,547 shares were vested. 125,000 shares of the Company represent restricted stock. 1/24th of the restricted stock vest on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2009, 62,500 of the shares were vested. See footnote (7) to the section entitled “Security Ownership of Certain Beneficial Owners and Management” below for vesting information within 60 days of April 5, 2010.

(7)
1/24th of the shares vest on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2009, 62,500 shares were vested. See footnote (8) to the section entitled “Security Ownership of Certain Beneficial Owners and Management” below for vesting information within 60 days of April 5, 2010.

(8)	Market value is computed by multiplying the closing market price of the Company’s stock on December 31, 2009 by the number of unvested shares of stock.
Compensation of Directors
The following table summarizes the total compensation earned in 2009 for the Company’s non-management directors. Dr. Cohen receives no additional compensation for his service as a director.

	Fees Earned or
Name	Paid in Cash	Option Awards(2)	Total

Richard L. Anderson(1)	$6,500	$0	$6,500
Mark N.K. Bagnall	$57,500	$0	$57,500
Fred B. Craves	$0	$0	$0
Douglass B. Given	$0	$0	$0
David T. Howard	$48,000	$0	$48,000
John R. Larson	$43,000	$0	$43,000
Footnote to Compensation of Directors Table

(1)
Mr. Anderson passed away in March 2009. His outstanding options (35,575 shares) were held by his beneficiaries. The outstanding options were exercisable for one year following his death. This table reflects his total compensation earned in 2009 for his service as a director.

(2)
The aggregate number of options held by each director as of December 31, 2009 was as follows: Mr. Bagnall — 35,575; Dr. Craves — 0; Dr. Given — 0; Mr. Howard — 35,575 and Mr. Larson — 50,952. All of these options had vested as of such date. No shares of restricted stock are held by any director.

Narrative to Director Compensation Table
Each independent director is entitled to receive the following annual compensation:
•	a $20,000 annual cash retainer;
•	an initial equity grant of 5,575 options to purchase shares of Common Stock, which options are fully vested on the date of grant and exercisable for ten years from the date of grant;
•	$10,000 for serving as a committee chair;
•	$1,000 for each Board meeting attended in person and $500 for each Board meeting attended telephonically; and
•	$500 for each committee meeting attended, whether in person or telephonically.
Non-independent directors, Drs. Cohen, Craves and Given do not receive any compensation in connection with their director service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of shares of our Common stock as of April 5, 2010 for:
•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and named executive officers as a group.
Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants held by such persons that are currently exercisable or exercisable within 60 days of April 5, 2010, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Percentage of beneficial ownership is based on 20,521,274 shares of Common Stock outstanding as of April 26, 2010.
Unless otherwise indicated, the address of each individual listed below is c/o VIA Pharmaceuticals, Inc., 750 Battery Street, Suite 330, San Francisco, California 94111.

			Percentage
			Beneficially
Name of Beneficial Owner	Number of Shares		Owned
5% Stockholders:
Bay City Capital LLC	111,034,838	(1)	91.29%
Directors and Named Executive Officers:
Mark N.K. Bagnall	35,575	(2)	*
Lawrence K. Cohen, Ph.D.	1,024,716	(3)	4.85%
Fred B. Craves, Ph.D.	—		—
Douglass B. Given, M.D., Ph.D., M.B.A.	122,867	(4)	*
David T. Howard	35,575	(5)	*
John R. Larson	55,345	(6)	*
James G. Stewart	413,434	(7)	1.99%
Rebecca A. Taub, M.D.	294,582	(8)	1.43%
All directors and named executive officers as a group (10 persons)	1,982,094	(9)	9.16%

*	Less than 1%.

(1)
The information included in the beneficial ownership table is based on a Schedule 13D/A filed by Bay City Capital LLC on March 30, 2010. Bay City Capital LLC (“BCC”) is the manager of Bay City Capital Management IV LLC (“Management IV”). Management IV is the general partner of Bay City Capital Fund IV, L.P. (“Fund IV”) and Bay City Capital Fund IV Co-Investment Fund, L.P. (“Co-Investment Fund”), which own of record 9,842,297 and 212,149 shares of Common Stock, respectively. In connection with the 2009 loan transaction entered into between the Company and Fund IV and Co-Investment Fund, as described under “Related Party Transactions — Bay City Capital Relationship,” the Company issued to Fund IV and Co-Investment Fund warrants (the “2009 Warrants”) to purchase up to an aggregate of 81,575,000 and 1,758,333 shares of the Company’s Common Stock, respectively (collectively, the “2009 Warrant Shares”), at an exercise price of $0.12 per share. Based on the $10,000,000 in borrowings by the Company, the aggregate number of Warrant Shares that have vested and become exercisable by Fund IV and Co-Investment Fund are 83,333,333 shares. In connection with the 2010 loan transaction entered into between the Company and Fund IV and Co-Investment Fund, as described under “Related Party Transactions — Bay City Capital Relationship,” the Company issued to Fund IV and Co-Investment Fund warrants (the “2010 Warrants”) to purchase up to an aggregate of 17,274,706 and 372,353 shares of the Company’s Common Stock, respectively (collectively, the “2010 Warrant Shares”), at an exercise price of $0.17 per share. Based on the $1,250,000 initial borrowing by the Company, 7,352,941 of the 2010 Warrant Shares are vested and are exercisable as of March 29, 2010. The aggregate number of 2010 Warrant Shares that may potentially vest and become exercisable by Fund IV and Co-Investment Fund are 17,274,706 and 372,353, respectively. BCC has sole voting and investment power over the shares held of record by Fund IV and Co-Investment Fund. BCC is managed by a board of managers currently comprised of four managers, none of whom, acting individually, has voting control or investment discretion with respect to the securities owned. Fred B. Craves, a member of the Company’s Board of Directors, is the founder, chairman of and a manager of BCC. Dr. Craves also owns 22.0588% of the membership interests in BCC. Douglass Given, the chairman of the Company’s Board, is a partner of BCC. Each of Drs. Craves and Given disclaims beneficial ownership of the shares held by Fund IV and Co-Investment Fund, except to the extent of their respective proportionate pecuniary interests therein. The address of BCC is 750 Battery Street, Suite 400, San Francisco, CA 94111.

(2)	Represents options to purchase 35,575 shares of Common Stock which are exercisable within 60 days of April 5, 2010.

(3)
Dr. Cohen was appointed President and Chief Executive Officer of the Company on June 5, 2007 following the consummation of the Merger. The share number includes (i) options to purchase 605,056 shares of Common Stock which are exercisable within 60 days of April 5, 2010, and (ii) 87,500 unvested shares acquired upon the issuance of restricted stock, which shares are subject to forfeiture upon termination of employment or service for any reason.

(4)	Represents 122,867 shares of Common Stock held of record by the Douglass and Kim Given Revocable Trust, for which Douglass Given serves as trustee.

(5)	Represents options to purchase 35,575 shares of Common Stock which are exercisable within 60 days of April 5, 2010.

(6)
Includes (i) 2,342 shares owned of record by Clique Capital, LLC, for which Mr. Larson serves as Managing Director and (ii) options to purchase 50,952 shares of Common Stock which are exercisable within 60 days of April 5, 2010.

(7)
Mr. Stewart was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company on June 5, 2007 following the consummation of the Merger. The share number includes options to purchase 243,957 shares of Common Stock which are exercisable within 60 days of April 5, 2010.

(8)
Dr. Taub was hired and appointed Senior Vice President, Research & Development on January 14, 2008. The share number includes (i) options to purchase 137,082 shares of Common Stock which are exercisable within 60 days of April 5, 2010 and (ii) 36,459 unvested shares acquired upon the issuance of restricted stock, which shares are subject to forfeiture upon termination of employment or service for any reason.

(9)	Includes options to purchase 1,108,197 shares of Common Stock which are exercisable within 60 days of April 5, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
Pursuant to a written policy adopted on June 5, 2007 following the completion of the Merger, the Company reviews all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in excess of $50,000 in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $50,000, and in which any Related Party had, has or will have a direct or indirect interest (each, a “Related Party Transaction”). For purposes of the policy, a “Related Party” means:
1. any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;
2. any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities;
3. any immediate family member of any of the foregoing persons; and
4. any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

The Audit Committee reviews the relevant facts and circumstances of each Related Party Transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the Related Party’s interest in the transaction, takes into account the conflicts of interest and corporate opportunity provisions of the Company’s Code of Business Conduct and Ethics, and either approves or disapproves the Related Party Transaction.
Management presents to the Audit Committee each proposed Related Party Transaction, including all relevant facts and circumstances relating thereto and updates the Audit Committee as to any material changes to any approved or ratified Related Party Transaction and provides a status report at least annually at a regularly scheduled meeting of the Audit Committee of all then current Related Party Transactions. No director may participate in approval of a Related Party Transaction for which he or she is a Related Party.
Related Party Transactions
Baxter Healthcare Relationship
Baxter Healthcare owns all 2,000 shares of our outstanding Series C Preferred Stock, which is convertible into Common Stock, at the option of the holder, upon the earlier of: (a) the approval by the FDA of a hemophilia product by the Company, or (b) June 13, 2010. Since we have transferred the rights to, and are no longer pursuing the approval of, the hemophilia product, the earliest date of conversion of the Series C Preferred Stock into Common Stock will be June 13, 2010. In the event Baxter Healthcare elects to convert the Series C Preferred Stock into Common Stock on or after the conversion date, each share of Series C Preferred Stock is convertible into a number of shares of Common Stock equal to (a) $1,000 divided by (b) 110% of the fair market value of the Common Stock on the conversion date. Assuming a fair market value of $0.15 per share on the conversion date of June 13, 2010 ($0.15 was the closing price on the Pink Sheets on April 26, 2010), the 2,000 shares of Series C Preferred Stock would be convertible into approximately 12,121,212 shares of Common Stock.
Bay City Capital Relationship
From the date of the founding of privately-held VIA Pharmaceuticals, Inc. in June 2004 through February 7, 2007, privately-held VIA Pharmaceuticals, Inc. entered into a number of financing transactions with its principal stockholder, Bay City Capital. On February 7, 2007, privately-held VIA Pharmaceuticals, Inc. received $5,000,000 in additional borrowings pursuant to the terms of a promissory note with Bay City Capital. Immediately following the receipt of such borrowings, privately-held VIA Pharmaceuticals, Inc. fully extinguished all of its outstanding debt obligations to Bay City Capital after converting the previously issued notes and $334,222 of unpaid accrued interest to $13,334,222 of Series A Preferred Stock of privately-held VIA Pharmaceuticals, Inc. All of the Series A Preferred Stock of privately-held VIA Pharmaceuticals, Inc. owned by Bay City Capital was converted into Common Stock of the Company in connection with the consummation of the Merger on June 5, 2007.
On March 12, 2009, the Company entered into a note and warrant purchase agreement (the “2009 Loan Agreement”) with Bay City Capital (through its Bay City Capital Fund IV, L.P. and affiliate Bay City Capital Fund IV Co-Investment Fund, L.P.) pursuant to which Bay City Capital agreed to lend to the Company in the aggregate up $10,000,000, pursuant to the terms of promissory notes (collectively, the “2009 Notes”) delivered under the 2009 Loan Agreement (the “2009 Loan Transaction”). On March 12, 2009, the Company borrowed an initial amount of $2,000,000 and as of September 11, 2009, the Company had drawn down the remaining $8,000,000 from the debt facility. The 2009 Notes are secured by a first priority lien on all of the assets of the Company. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2009 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earliest to occur of (i) April 1, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000 (a “Financing”), and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than fifty percent of the voting interests in the surviving or resulting entity. The Company was not able to repay the loan on April 1, 2010 and is currently in default under the 2009 Loan Agreement. Pursuant to the 2009 Loan Agreement, the Company issued to Bay City Capital warrants (the “2009 Warrants”) to purchase up to an aggregate of 83,333,333 shares (the “2009 Warrant Shares”) of Common Stock of the Company, at $0.12 per share. The number of 2009 Warrant Shares is equal to the $10,000,000 aggregate principal amount borrowed under the 2009 Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. As set forth in the 2009 Warrants, the 2009 Warrant Shares vest based on the amount of borrowings under the Notes and the passage of time. Based on the aggregate $10,000,000 of borrowings, 83,333,333 2009 Warrant Shares are vested and are exercisable at any time until 5:00 p.m. (Pacific Time) on March 12, 2014. In connection with the 2009 Loan Transaction and 2009 Warrants, the Company also entered into a Second Amended and Restated Registration Rights Agreement (the “2009 Registration Rights Agreement”) with Bay City Capital and certain stockholders of the Company, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to Bay City Capital and the certain stockholders of the Company to register their shares of Common Stock (including the 2009 Warrant Shares) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended.
On March 26, 2010, the Company entered into a note and warrant purchase agreement (the “2010 Loan Agreement”) with Bay City Capital (through its Bay City Capital Fund IV, L.P. and affiliate Bay City Capital Fund IV Co-Investment Fund, L.P.) pursuant to which Bay City Capital agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement (the “2010 Loan Transaction”). On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subject to the Bay City Capital’s approval, the Company may borrow in the aggregate up to an additional $1,750,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $0.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. Based on the $1,250,000 borrowing at the initial closing, 7,352,941 of the 2010 Warrant Shares vested immediately on the date of grant. At each subsequent closing, the 2010 Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015. In connection with the 2010 Loan Transaction and 2010 Warrants, the Company also amended the Registration Rights Agreement, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to Bay City Capital and the certain stockholders of the Company to register their shares of Common Stock (including the 2010 Warrant Shares) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended.
Fred B. Craves, a member of the Company’s Board of Directors, is the founder, chairman, and a manager of Bay City Capital. Douglass B. Given, the chairman of the Company’s Board of Directors is an investment partner of Bay City Capital.
Director Independence
Although the Company’s common stock is no longer listed on NASDAQ, our Corporate Governance Principles require that at least fifty percent (50%) of the Board of Directors be comprised of directors who qualify as independent directors under the listing standards of The NASDAQ Stock Market. The NASDAQ independence criteria include various objective standards and a subjective test. A member of the Board is not considered independent under the objective standards if, for example, he or she is employed by the Company or if the Company paid his or her family member more than $120,000 during any period of twelve consecutive months within the past three years. For example, Dr. Cohen is not independent because he is employed by the Company. The subjective test requires that each independent director not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and the subjective test is made in the context of the objective standards. In making its independence determinations, the Board generally considers commercial, financial services, charitable, and other transactions and other relationships between the Company and each director and his or her family members and affiliated entities. For example, with regard to the independence determination for Mr. Bagnall, the Board considered his position with a portfolio company of Bay City Capital, a significant stockholder of the Company, and concluded he is not an affiliated person under applicable SEC and NASDAQ rules. Based on its review, the Board has determined that each of the Company’s directors, except for Drs. Cohen, Craves and Given, are independent as defined by the applicable NASDAQ Stock Market listing standards and under applicable law. As of January 4, 2010, the Company’s common stock is no longer listed on The NASDAQ Stock Market and the Company is no longer subject to the NASDAQ listing standards, including NASDAQ listing rule 5605 which requires, among other things, that the Company’s board of directors be comprised of at least a majority of independent directors and that the Company’s audit committee be comprised of at least three independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Prior to the consummation of the Merger, Ernst & Young LLP (“E&Y”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2006 and through June 5, 2007. Following the Merger, the Company made the decision to change its independent registered public accounting firm to Deloitte & Touche LLP (“Deloitte”), which firm had previously served as privately-held VIA Pharmaceuticals, Inc.’s independent registered public accounting firm since the date of privately-held VIA Pharmaceuticals, Inc.’s formation in 2004. The dismissal of E&Y and the appointment of Deloitte as the Company’s independent registered public accounting firm, contingent upon Deloitte’s completion of its client approval procedures, was approved by the Audit Committee on June 5, 2007. Deloitte completed its client approval procedures and accepted the appointment as the Company’s independent registered public accounting firm as of June 19, 2007. On March 25, 2008 and March 25, 2009, the Audit Committee reappointed Deloitte to serve as our independent registered public accounting firm for the years ended December 31, 2008 and 2009 and our stockholders ratified the appointment at the 2008 and 2009 Annual Meetings.
The accountant’s report issued by Deloitte on the financial statements of the Company for the fiscal year ended December 31, 2008 expressed an unqualified opinion and included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accountant’s report issued by Deloitte on the financial statements of the Company for the fiscal year ended December 31, 2009 expressed an unqualified opinion and included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2008 through December 31, 2009, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company’s two most recent fiscal years (ended December 31, 2009 and 2008).
Audit and Non Audit Fees
Aggregate fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2009 and 2008 are set forth below. The aggregate fees included in the Audit Fee category are fees billed for each of these fiscal years for the audit of our annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services provided in connection with statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
Aggregate fees incurred by Deloitte for professional services rendered to the Company from January 1, 2008 through December 31, 2009:

	Fiscal Year	Fiscal Year
	2009	2008
Audit Fees	$207,700	$349,155
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$207,700	$349,155

Audit Fees for the fiscal years ended December 31, 2009 and 2008 were for professional services rendered for the audits of the annual financial statements of the Company included in the Company’s Form 10-K and quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit Fees for the fiscal year ended December 31, 2008 also included services provided by Deloitte related to the filing of a Form S-8 in March 2008. Audit Fees for the fiscal year ended December 31, 2009 also included services provided by Deloitte related to the filing of a Form S-8 in March 2009.

There were no fees for services rendered by Deloitte that fall into the classification of Tax Fees for the fiscal years ended December 31, 2009 and 2008.
There were no fees for services rendered by Deloitte that fall into the classification of Audit-Related Fees or All Other Fees for the fiscal years ended December 31, 2009 or 2008.
Policy on Audit Committee Preapproval of Audit and Permissible Nonaudit Services of the Independent Registered Public Accounting Firm
As specified in the Audit Committee charter, the Audit Committee pre-approves all audit and nonaudit services provided by the independent registered public accounting firm prior to the receipt of such services. Thus, the Audit Committee approved 100% of the services set forth in the above table prior to the receipt of such services and no services were provided under the permitted de minimus threshold provisions.
The Audit Committee of the Board of Directors determined that the provision of such services was compatible with the maintenance of the independence of Deloitte.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements and Financial Statement Schedules
The information with respect to our financial statements is set forth in Part II, Item 8 and Item 15 of the 10-K.
2. Financial Statement Schedules
All other schedules not listed in Part II, Item 8 and Item 15 of the 10-K have been omitted, because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
3. Exhibits required to be filed by Item 601 of Regulation S-K

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

4.3
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.5 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.6
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.6 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.7
Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.8
Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, dated as of March 26, 2010, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.8 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.1
Note and Warrant Purchase Agreement, dated as of March 12, 2009 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.2
Note and Warrant Purchase Agreement, dated as of March 26, 2010 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.3
Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.4
Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.5
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.6
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.7
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.8
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.9
Third Amendment to Promissory Note, dated as of December 22, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

Exhibit
Number	Description

10.10
Third Amendment to Promissory Note, dated as of December 22, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

10.11
Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.11 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.12
Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.12 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.13
Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)

10.14
Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as Exhibit 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.15
Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.16
Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.17
Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.18
Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.19
Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.20
Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.21
Letter Agreement, dated as of December 21, 2007, between VIA Pharmaceuticals, Inc. and Rebecca Taub (filed as Exhibit 10.15 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.22
Consulting Agreement, dated as of January 29, 2009, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2009 and incorporated herein by reference)

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

21.1	Subsidiaries of VIA Pharmaceuticals, Inc.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).*

32.2	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA PHARMACEUTICALS, INC.
By:	/s/ Lawrence K. Cohen
Lawrence K. Cohen
President, Chief Executive Officer
Date: April 30, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ Lawrence K. Cohen Lawrence K. Cohen	President, Chief Executive Officer and Director	April 30, 2010

/s/ Karen S. Wright Karen S. Wright	Vice President, Finance and Controller	April 30, 2010

/s/ Douglass B. Given Douglass B. Given	Chairman of the Board of Directors	April 30, 2010

/s/ Mark N.K. Bagnall Mark N.K. Bagnall	Director	April 30, 2010

/s/ Fred B. Craves Fred B. Craves	Director	April 30, 2010

/s/ David T. Howard David T. Howard	Director	April 30, 2010

/s/ John R. Larson John R. Larson	Director	April 30, 2010