Form 10-Q
period 2010-03-31
VIA Pharmaceuticals, Inc.
filed 2010-05-17
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 7, 2010, there were 20,574,057 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

PART I. — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$497,376	$2,189,742
Prepaid expenses and other current assets	80,470	155,361

Total current assets	577,846	2,345,103
Property and equipment-net	73,322	170,617
Other non-current assets	40,374	40,374

Total	$691,542	$2,556,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$494,960	$705,887
Accrued expenses and other liabilities	1,339,463	2,226,720
Accrued restructuring costs	189,005	—
Interest payable — affiliate	1,160,445	789,041
Notes payable — affiliate — net of discount of $518,816 at March 31, 2010 and $4,374 at December 31, 2009	10,731,184	9,995,626

Total current liabilities	13,915,057	13,717,274
Accrued restructuring costs-net of current portion	75,044	—
Deferred rent	13,373	37,450

Total liabilities	14,003,474	13,754,724
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 20,515,764 and 20,646,374 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	20,516	20,646
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 2,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	71,191,868	70,385,287
Deficit accumulated in the development stage	(84,524,318)	(81,604,565)

Total stockholders’ equity (deficit)	(13,311,932)	(11,198,630)

Total	$691,542	$2,556,094

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Period from
			June 14, 2004
			(Date of
	Three Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Revenue	$—	$—	$—

Operating expenses:
Research and development	791,695	2,134,756	41,697,873
General and administration	1,639,442	2,064,020	30,685,495
Merger transaction costs	—	—	3,824,090
Restructuring costs	106,959	—	106,959

Total operating expenses	2,538,096	4,198,776	76,314,417

Operating loss	(2,538,096)	(4,198,776)	(76,314,417)
Other income (expense):
Interest income	—	—	914,628
Interest expense	(381,459)	(113,217)	(9,119,942)
Other income (expense)-net	(198)	9,855	(4,587)

Total other income (expense)	(381,657)	(103,362)	(8,209,901)

Net Loss	$(2,919,753)	$(4,302,138)	$(84,524,318)

Loss per share of common stock-basic and diluted	$(0.14)	$(0.22)

Weighted average shares outstanding-basic and diluted	20,250,031	19,717,184

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
			(Date of
	Three Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,919,753)	$(4,302,138)	$(84,524,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,882	34,925	561,755
Amortization of discount on notes payable — affiliate	10,054	96,779	6,954,403
Excess facility lease costs	186,664	—	186,664
Disposal of property and equipment	65,413	—	70,026
Stock compensation expense	282,718	354,567	4,240,300
Deferred rent	(24,077)	2,896	13,373
Changes in assets and liabilities:
Prepaid expenses and other assets	74,891	402,927	(145,844)
Accounts payable	(210,927)	(274,391)	491,471
Accrued expenses and other liabilities	(887,257)	(35,034)	1,439,464
Accrued restructuring costs	77,385	—	77,385
Interest payable — affiliate	371,404	16,439	2,153,167

Net cash used in operating activities	(2,941,603)	(3,703,030)	(68,482,154)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,756)	(664,175)
Sale of property and equipment	—	—	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	—	(2,756)	10,133,448

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	1,250,000	2,000,000	11,250,000
Capital lease payments	—	—	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	—	1,673	48,258
Repurchase and retirement of common stock	(763)	—	(6,563)

Net cash provided by financing activities	1,249,237	2,001,673	58,846,082

Increase (decrease) in cash and cash equivalents	(1,692,366)	(1,704,113)	497,376
Cash and cash equivalents-beginning of period	2,189,742	4,064,545	—

Cash and cash equivalents-end of period	$497,376	$2,360,432	$497,376

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$524,496	$900,044	$7,473,219

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$7,856

Taxes paid	$—	$1,716	$36,615

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION
Overview — VIA Pharmaceuticals, Inc. (“VIA,” the “Company,” “we,” “our,” or “us”), incorporated in Delaware in June 2004 and headquartered in San Francisco, California, is a development stage biotechnology company focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company is building a pipeline of small molecule drugs that target the underlying causes of cardiovascular and metabolic disease, including vascular inflammation, high cholesterol, high triglycerides and insulin sensitization/diabetes. During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing atherosclerotic plaque inflammation, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase 2 clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase 2 clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), an experimental non-invasive imaging technique to measure the effect of treatment of VIA-2291 on uptake of FDG into the vascular wall. Effective during the first quarter of 2009, the Company licensed from Hoffman-LaRoche Inc. and Hoffmann-LaRoche Ltd. (collectively “Roche”) the exclusive worldwide rights to two sets of compounds. The first license is for Roche’s thyroid hormone receptor beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical diacylglycerol acyl transferease 1 metabolic disorders program.
Through March 31, 2010, the Company has been primarily engaged in developing initial procedures and product technology, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
Merger — On June 5, 2007, Corautus completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent- Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals,Inc.” Unless otherwise specified, as used throughout these unaudited condensed financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) on June 5, 2007 and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these unaudited condensed financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of March 31, 2010, the Company had an accumulated net deficit of approximately $84.5 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds.

As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms on various dates in 2009, and on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreements. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010.
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed the initial $1.25 million available under the 2010 Loan Agreement. According to the terms of the original 2010 Loan Agreement, the debt is due to the Lenders on December 31, 2010.
The Company had $497,000 in cash at March 31, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1.75 million at subsequent closings pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet its current obligations through June 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with accounting guidance for the accounting and reporting by development stage enterprises and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three months ended March 31, 2010, and 2009 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed financial statements and related disclosures have been prepared with the presumption that users of the condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 31, 2010.
On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to March 31, 2010. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
Use of Estimates — The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As more fully discussed in Note 12 to the unaudited condensed financial statements, on March 31, 2010, the Company wrote-off $110,000 of certain computer equipment and leasehold improvements associated with the March 31, 2010 restructuring resulting in $65,000 in losses on the disposal of property and equipment, which are included in restructuring costs in the Unaudited Condensed Statement of Operations. Through March 31, 2010, there have been no other such impairments.
Incentive Award Accruals — The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. At March 31, 2010 and December 31, 2009, the Company has accrued $767,185 and $1,308,043, respectively, for liabilities associated with these employee and executive incentive award plans. As described in Note 12 in the notes to the unaudited condensed financial statements, in March 2010, the Company reversed approximately $531,000 of previously recorded incentive award accruals related to the restructuring of the Company and reduction in workforce.
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
In March 2010, the Company entered into the 2010 Loan Agreement with the Lenders, as more fully described in Note 6 in the notes to the unaudited condensed financial statements. whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. At the date of each borrowing under the 2010 Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a Company’s own stock;
•	Accounting for derivative instruments and hedging activities; and
•	Accounting for convertible debt and debt issued with stock purchase warrants.
On March 29, 2010, the Company borrowed the initial $1.25 million available under the 2010 Loan Agreement, with warrants vesting at the time of the draw as described more fully in Note 6 in the notes to the unaudited condensed financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.
Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of March 31, 2010 (including the change in fair value when applicable), for financial instruments classified as Level 3. The Company has no financial instruments classified as Level 1 and Level 2 as of March 31, 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
March 31,
2010
Fair value — December 31, 2009	$6,948,723
Warrants (1)	524,496
Change in unrealized gains related to financial instruments at March 31, 2010 (2)	—

Fair value — March 31, 2010	$7,473,219

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting dates and do not result in gains and losses.

Income Taxes — The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is based on the Company’s best estimate of the recoverability of its deferred tax assets. On January 1, 2007, the Company adopted new accounting guidance for the accounting for uncertainty in income tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes and provide guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The accounting guidance requires that the Company recognize in its unaudited condensed financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position.
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
The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	$(2,919,753)	$(4,302,138)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,637,936	20,597,567
Less: Weighted-average shares of common stock subject to repurchase	(387,905)	(880,383)

Weighted-average shares used in computing basic net loss per share	20,250,031	19,717,184
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	20,250,031	19,717,184

Basic and diluted net loss per share	$(0.14)	$(0.22)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three months ended March 31, 2010 and 2009 because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	2,433,795	2,740,744
Shares of common stock subject to outstanding warrants	101,050,407	83,539,559
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	103,484,202	86,280,303

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
The following table presents the calculation of total comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	$(2,919,753)	$(4,302,138)
Change in unrealized gain on foreign currency cash flow hedges	—	—

Total comprehensive loss	$(2,919,753)	$(4,302,138)

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
As of March 31, 2010 and 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s March 31, 2010 and 2009 Balance Sheets.
New Accounting Pronouncements — In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. The Company adopted the requirements of this ASU during the quarter ended March 31, 2010 which are disclosed in Note 2.
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on our unaudited condensed consolidated financial statements.
In June 2009, the FASB issued new accounting guidance on accounting for the consolidation of variable interest entities. The guidance amends certain previously existing guidance for determining whether an entity is a variable interest entity, requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. An identified primary beneficiary of a variable interest entity is an enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company adopted the new guidance on January 1, 2010 and determined it did not have a material impact on the Company’s unaudited condensed financial statements.

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity and removes a certain exception from applying previous FASB interpretations on the consolidation of variable interest entities to qualifying special-purpose entities. The new guidance is effective for annual and interim reporting periods beginning after November 15, 2009. The Company adopted the new guidance on January 1, 2010 and determined it did not have a material impact on the Company’s unaudited condensed financial statements.
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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of March 31, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 127% and 106%, respectively, as of March 31, 2010, and 127% and 85%, respectively as of March 31, 2009. The blended volatility rate was approximately a range from 114% to 116% as of March 31, 2010 and 97% as of March 31, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 3.38% and 2.63% using historical data for the three months ended March 31, 2010 and 2009, respectively. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of March 31, 2010 and 2009, respectively.

There were no stock options or restricted stock award grants in the three months ended March 31, 2010 and 2009. The assumptions used to value previously awarded non-employee stock option and restricted stock award grants for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Expected life from grant date	6.67 – 7.72	6.08
Expected volatility	114% – 116%	97%
Risk free interest rate	3.156% – 3.411%	1.67%
Dividend yield	—	—
The following table summarizes stock-based compensation expenses related to stock options and warrants for the three months ended March 31, 2010 and 2009 and for the period from June 14, 2004 (date of inception) to March 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Research and development expense	$46,690	$97,217	$1,126,116
General and administrative expense	221,319	241,835	3,026,181

Total	$268,009	$339,052	$4,152,297

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $920,000 in compensation expense over a weighted average remaining period of 1.5 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expenses related to employee restricted stock awards for the three months ended March 31, 2010 and 2009 and for the period from June 14, 2004 (date of inception) to March 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Research and development expense	$3,581	$3,894	$19,949
General and administrative expense	11,128	11,621	60,676

Total	$14,709	$15,515	$80,625

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $28,000 in compensation expense over a weighted average remaining period of 0.75 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
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

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to March 31, 2010:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Externally generated research and development expense	$319,896	$1,435,875	$29,025,087
Internally generated research and development expense	471,799	698,881	12,672,786

Total	$791,695	$2,134,756	$41,697,873

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Externally generated research and development expense
In-licensing expenses	$—	$400,000	$5,270,000
CRO and investigator expenses	17,179	530,754	10,766,518
Consulting expenses	107,613	269,129	6,526,282
Other	195,104	235,992	6,462,287

Total	$319,896	$1,435,875	$29,025,087

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Internally generated research and development expense
Personnel and related expenses	$325,347	$482,576	$8,832,506
Stock-based compensation expense	50,271	101,111	1,146,065
Travel and entertainment expense	29,421	38,785	1,185,040
Other	66,760	76,409	1,509,175

Total	$471,799	$698,881	$12,672,786

5. PROPERTY AND EQUIPMENT
Property and equipment — net, at March 31, 2010 and December 31, 2009 consisted of the following:

	Years Ended
	March 31,	December 31,
	2010	2009
Property and equipment at cost:
Computer equipment and software	$288,722	$308,467
Furniture and fixtures	113,363	113,363
Office equipment	38,282	38,282
Leasehold Improvements	129,740	129,740

Total property and equipment at cost	570,107	589,852
Less: accumulated depreciation	(439,323)	(419,235)

Total	$130,784	$170,617

Depreciation expense on property and equipment was $31,882 and $34,925 in the three months ended March 31, 2010 and 2009, respectively, and $535,755 for the period from June 14, 2004 (date of inception) to March 31, 2010, and was included in the statements of operations as follows:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Research and development expense	$4,334	$5,856	$136,262
General and administrative expense	27,548	29,069	399,493

Total	$31,882	$34,925	$535,755

6. NOTES PAYABLE — AFFILIATES
Notes Payable — Affiliates consisted of the following:

	March 31,	December 31,
	2010	2009
Issued March 12, 2009 — 15% — due April 1, 2010 (Loan Agreement)	$10,000,000	$10,000,000
Less: Unamortized discount	—	(4,374)

Balance	$10,000,000	$9,995,626

Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)	1,250,000	—
Less: Unamortized discount	(518,816)	—

Balance	$731,184	$—

Total	$10,731,184	$9,995,626)

Notes Payable Issued March 12, 2009 — due April 1, 2010 (Loan Agreement)
In March 2009, the Company entered into the Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement.
On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest became fully due and payable on April 1, 2010. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. On September 11, 2009, the Lenders agreed to extend the repayment terms from September 14, 2009 to October 31, 2009; on October 30, 2009, the Lenders agreed to further extend the repayment terms from October 31, 2009 to December 31, 2009; on December 22, 2009, the Lenders agreed to again further extend the repayment terms from December 31, 2009 to February 28, 2010; and on February 26, 2010, the Lenders agreed to further extend the repayment terms from February 28, 2010 to April 1, 2010. There were no other significant changes to any of the terms and conditions of the original Notes in the September 11, 2009, October 30, 2009, December 22, 2009 or February 26, 2010 amendments and the Lenders did not give any loan concessions. As a result of the loan amendments, total interest expense on the note and the note discount amortization increased $779,178 from anticipated interest expense based on the original due dates of the notes of $7,328,449 to actual interest after the loan amendments of $8,107,627 from the inception of the Notes to March 31, 2010.
Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn, as more fully described below. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the Warrants, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the aggregate $10.0 million of borrowings at March 31, 2010, all 83,333,333 Warrant Shares are vested and are exercisable at March 31, 2010. The Warrant Shares are exercisable at any time until March 12, 2014.

On March 12, 2009, the fair value of the note and of the 16,666,666 Warrant Shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the Warrants. The Company has recorded the $900,000 freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through April 1, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $74,008 in interest expense, consisting of $36 from the amortization of the discount and $73,973 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
The Company estimated the fair value of the Warrants of approximately $1.6 million at March 12, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrants at March 12, 2009 (date of inception) are:

March 12, 2009
Expected life from grant date — in years	5.0
Expected volatility	116.79%
Risk free interest rate	2.10%
Dividend yield	—
On May 19, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrants. The Company has recorded the $1.5 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through April 1, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $74,069 in interest expense, consisting of $96 from the amortization of the discount and $73,973 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
The Company estimated the fair value of the Warrants of approximately $1.5 million at May 19, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrants at May 19, 2009 (date of inception) are:

May 19, 2009
Expected life from grant date — in years	4.81
Expected volatility	108.63%
Risk free interest rate	2.05%
Dividend yield	—
On June 29, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the Warrants. The Company has recorded the $1.6 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through April 1, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $74,130 in interest expense, consisting of $157 from the amortization of the discount and $73,973 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.

The Company estimated the fair value of the Warrants of approximately $1.6 million at June 29, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrants at June 29, 2009 (date of inception) are:

June 29, 2009
Expected life from grant date — in years	4.7
Expected volatility	112.03%
Risk free interest rate	2.40%
Dividend yield	—
On August 14, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $4.4 million, respectively. This resulted in the Company allocating the relative fair value of approximately $600,000 of the $2.0 million in proceeds to the note and approximately $1.4 million to the Warrants. The Company has recorded the $1.4 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.4 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from August 14, 2009 through April 1, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $74,302 in interest expense, consisting of $329 from the amortization of the discount and $73,973 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
The Company estimated the fair value of the Warrants of approximately $1.4 million at August 14, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrants at August 14, 2009 (date of inception) are:

August 14, 2009
Expected life from grant date — in years	4.58
Expected volatility	115.22%
Risk free interest rate	2.32%
Dividend yield	—
On September 11, 2009, the Company borrowed the final $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.3 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrants. The Company has recorded the $1.5 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from September 11, 2009 through April 1, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $77,729 in interest expense, consisting of $3,756 from the amortization of the discount and $73,973 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
The Company estimated the fair value of the Warrants of approximately $1.5 million at September 11, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the Warrants at September 11, 2009 (date of inception) are:

September 11, 2009
Expected life from grant date — in years	4.50
Expected volatility	115.41%
Risk free interest rate	2.07%
Dividend yield	—
In the three months ended March 31, 2010, the Company reported a total of $374,237 in interest expense on the Notes, consisting of $4,374 from the amortization of the discount and $369,863 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010 the aggregate balance of the notes payable — affiliate net of discount was $10,000,000 and the aggregate unamortized discount was $0. At March 31, 2010, the Company has accrued interest of $1,158,904 which is included in the Balance Sheet.

Notes Payable Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)
In March 2010, the Company entered into the 2010 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement.
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
On March 29, 2010, the fair value of the 2010 Notes and of the 7,352,941 2010 Warrant Shares related to the $1.25 million borrowed under the 2010 Loan Agreement was $1.25 million and approximately $904,000, respectively. This resulted in the Company allocating the relative fair value of approximately $726,000 of the $1.25 million in proceeds to the 2010 Notes and approximately $524,000 to the 2010 Warrants. The Company has recorded the $524,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $524,000 discount on the note payable — affiliate is netted against the $1.25 million 2010 Notes and is being amortized to interest expense using the interest method from March 29, 2010 through December 31, 2010, the maturity date of the note payable. In the three months ended March 31, 2010, the Company reported $7,222 in interest expense, consisting of $5,680 from the amortization of the discount and $1,541 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010, the balance of notes payable — affiliate net of discount was $731,184 and the unamortized discount was $518,816.
The Company estimated the fair value of the 2010 Warrants of approximately $524,000 million at March 29, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Warrants at March 29, 2010 (date of inception) are:

March 29, 2010
Expected life from grant date — in years	4.99
Expected volatility	119.82%
Risk free interest rate	2.60%
Dividend yield	—
In aggregate for all notes, in the three months ended March 31, 2010, the Company reported a total of $381,459 in interest expense consisting of $10,054 from the amortization of the discount and $371,404 of 15% interest expense on the debt, which is included in the statement of operations for the three months ended March 31, 2010. At March 31, 2010 the aggregate balance of the notes payable — affiliate net of discount was $10,731,184 and the aggregate unamortized discount was $518,816. At March 31, 2010, the Company has accrued interest of $1,160,445 which is included in the Balance Sheet.

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
Common Stock — The Company’s authorized common stock was 200,000,000 shares at March 31, 2010 and December 31, 2009. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights.
At March 31, 2010 and December 31, 2009, the Company had reserved the following shares of common stock for issuance:

	March 31,	December 31,
	2010	2009
2007 Incentive Award Plan — outstanding and available to grant	3,959,008	3,328,398
Shares of common stock subject to outstanding warrants	101,050,407	83,403,348
Shares of common stock subject to conversion from series C preferred stock	—	—

Total shares of common stock equivalents	105,009,415	86,731,746

As noted below, the number of shares of common stock into which Series C Preferred Stock will be converted will not be known until the date of conversion because the conversion factor is based on fair value of the Company’s common stock on the date the Series C Preferred Stock becomes convertible, June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above.
Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at March 31, 2010 and December 31, 2009. There were no issued and outstanding shares of Series A Preferred Stock at March 31, 2010 and December 31, 2009.
The Company’s authorized Series C Preferred Stock was 17,000 shares at March 31, 2010 and December 31, 2009. There were 2,000 shares of Series C Preferred Stock issued and outstanding at March 31, 2010 and December 31, 2009. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock becomes convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock.
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
2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 1,525,213 and 587,712 shares available for future grant at March 31, 2010 and December 31, 2009, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2010 and 2009, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
A summary of stock option award activity from December 31, 2009 to March 31, 2010 follows:

		Weighted
		Average
	Option Shares	Exercise
Stock Option Awards	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2009	2,740,686	$6.90
Granted	—	—
Exercised	—	—
Canceled	(306,891)	$1.75

2007 Incentive Award Plan Options Outstanding — March 31, 2010	2,433,795	$7.46

As of March 31, 2010, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 10,532 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

The following table summarizes information concerning outstanding and exercisable options outstanding at March 31, 2010:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	183,565	5.16	$0.03	183,565	5.16	$0.03	183,565	$0.03
$0.14	86,471	6.57	$0.14	86,440	6.57	$0.14	85,541	$0.14
$0.15	40,000	8.72	$0.15	40,000	8.72	$0.15	40,000	$0.15
$0.18	2,979	9.04	$0.18	2,979	9.04	$0.18	2,979	$0.18
$1.70	296	8.36	$1.70	296	8.36	$1.70	296	$1.70
$2.19	14,583	8.22	$2.19	14,583	8.22	$2.19	14,583	$2.19
$2.38	1,174,237	7.72	$2.38	1,161,360	7.72	$2.38	793,282	$2.38
$2.90	235,000	7.79	$2.90	231,359	7.79	$2.90	127,291	$2.90
$3.10	6,020	7.98	$3.10	6,020	7.79	$3.10	6,020	$3.10
$3.48	342,966	7.34	$3.48	339,861	7.34	$3.48	251,094	$3.48
$5.10	16,725	7.18	$5.10	16,725	7.18	$5.10	16,725	$5.10
$5.55	18,586	7.18	$5.55	18,586	7.18	$5.55	18,586	$5.55
$11.25–$1023.75	312,367	4.65	$42.36	312,367	4.65	$42.36	312,367	$42.36

	2,433,795	7.06	$7.46	2,414,141	7.06	$7.50	1,852,329	$8.98

No options were granted in the three months ended March 31, 2010 or 2009. The total intrinsic value of stock options exercised was $1,115 for the three months ended March 31, 2009. No options were exercised in the three months ended March 31, 2010.
See also Note 8 for stock options with Related Parties.
Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $14,709 and $15,515 in stock-based compensation expense in the three months ended March 31, 2010 and 2009, respectively, and $80,625 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to March 31, 2010. As the restricted stock awards vest through December 17, 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the outstanding restricted stock awards at March 31, 2010 fully vest, the Company will recognize $27,580 in the period from March 31, 2010 through December 17, 2010. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
A summary of restricted stock activity from December 31, 2009 to March 31, 2010 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2009	423,875	$0.15
Granted	—	—
Vested	(104,278)	$0.15
Forfeited	(125,159)	$0.15

Unvested at March 31, 2010	194,438	$0.15

Warrants — Affiliates — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 in the notes to the unaudited condensed financial statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the Warrants, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $10.0 million of borrowings, all 83,333,333 Warrant Shares are vested and are exercisable on March 31, 2010.

As described more fully in Note 6 in the notes to the unaudited condensed financial statements, at March 31, 2010, the Company computed the fair value of the 83,333,333 Warrant Shares related to the aggregate $10.0 million of borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the Warrants of approximately $6.9 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Pursuant to the terms of the 2010 Loan Agreement as more fully discussed in Note 6 in the notes to the unaudited condensed financial statements, the Company issued to the Lenders the 2010 Warrants to purchase an aggregate of up to 17,647,059 shares of common stock at $0.17 per share, which will become fully exercisable to the extent that the entire $3.0 million is drawn. The number of 2010 Warrant Shares is equal to the $3.0 million maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants, which is fixed on the date of the 2010 Loan Agreement. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015. Based on the $1.25 million of borrowings, 7,352,941 2010 Warrant Shares are vested and are exercisable on March 31, 2010.
As described more fully in Note 6 in the notes to the unaudited condensed financial statements, at March 31, 2010, the Company computed the fair value of the 7,352,941 2010 Warrant Shares related to the $1.25 million of borrowings under the 2010 Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the 2010 Warrants of approximately $524,000 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Warrants — Other — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of March 31, 2010, outstanding warrants to purchase approximately 16,429 shares of common stock at exercise prices of $10.05-$67.50 will expire at various dates through February 2013.
In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. The warrants were fully expensed in 2008.
In December 2007, the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations. The warrant expires December 17, 2012. The warrants were fully expensed in 2007.
In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The contractual service period and vesting period within which to attain the performance vesting ended December 31, 2008 and June 30, 2009, respectively. The 100,000 performance based warrants expired unvested on June 30, 2009. The remaining vested 25,000 shares expire August 31, 2013. The warrants were fully expensed in 2008.
8. RELATED PARTIES
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into the Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. In March 2010, the Company entered into the 2010 Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million.

The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”) effective February 2009. The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $0 and $3,000 in the three months ended March 31, 2010 and 2009, respectively. While the Company did not issue any stock options in three months ended March 31, 2010, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 10,000 option shares granted in 2008 at a fair value of $0.0973 per share or $973 using an expected life of 5.0 years, a 1.5% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date, December 17, 2008, and expire December 17, 2018. The warrants were fully expensed in 2008. Using the Black-Scholes pricing model, the Company valued the 42,300 option shares granted in 2007 as of March 31, 2010 at fair values ranging from $0.1435 per share to $0.1610 per share or an aggregate of $6,420 using an expected life ranging from 7.34 to 7.72 years, a risk free interest rate ranging from 3.34% to 3.41%, a volatility rate ranging from 114% — 116%, and the fair market value stock price at March 31, 2010 of $0.22 per share. The options become fully vested in the period from August 2, 2011 through December 17, 2011 and expire in the period from August 2, 2017 through December 17, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations, resulting in expense of $726 and $530 in the three months ended March 31, 2010 and 2009, respectively. The Company revalues non-employee options quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. The options were fully vested on March 8, 2008, and expire September 8, 2016. The warrants were fully expensed in 2008.
From the Company’s inception through February 4, 2010, the Company’s Chief Development Officer (“Officer”) was also an employee of the Company’s primary investor. The Company paid the Officer compensation of $44,384 and $15,000 in the three months ended March 31, 2010 and 2009, respectively. The Company did not grant any options to the Officer in the three months ended March 31, 2010, nor in the fiscal years ended December 31, 2009 and 2008. However, the Company granted 26,921, 35,685, and 15,611 shares of stock options to the Officer in 2007, 2006, and 2005, respectively. The options granted in 2005 became fully vested in the period from June 1, 2005 through June 1, 2006 and expire on June 29, 2015. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three months ended March 31, 2010 and 2009, respectively, as the options were fully vested in 2006. The options granted in 2006 became fully vested in the period from November 29, 2006 through November 29, 2007 and expire on November 29, 2016. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three months ended March 31, 2010 and 2009, respectively, as the options were fully vested in 2007. Using the Black-Scholes pricing model, the Company valued the 2007 options at fair values ranging from $2.43 to $5.78 per share or an aggregate fair value of $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value stock prices of the Company’s common stock on the grant dates ranging from $3.48 to $5.89 per share. The options become fully vested in the period from November 29, 2007 through August 2, 2011 and expire in the period from January 23, 2017 through August 2, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $1,135 and $2,880 in the three months ended March 31, 2010 and 2009, respectively.
Effective July 1, 2009, the Company sub-leased property in the Company’s office facilities in its headquarters in San Francisco, California on a month-to-month basis to an affiliate of the Company’s primary investor for $279 per month. The Company received $837 for rent in the three months ended March 31, 2010, which were included as a reduction to rent expenses in the statement of operations for the three months ended March 31, 2010.

9. COMMITMENTS
Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. Rent expense was $108,848 and $109,057 for the three months ended March 31, 2010 and 2009, respectively, and $1,543,932 for the period from June 14, 2004 (date of inception) to March 31, 2010, and was included in the condensed statements of operations as follows:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Research and development expense	$30,496	$30,496	$548,220
General and administrative expense	78,352	78,561	995,712

Total	$108,848	$109,057	$1,543,932

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to March 31, 2010 are as follows:

Amount
April through December 2010	$329,391
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,277,378

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
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2008; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of March 31, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
As of March 31, 2010, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 10 to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
11. EMPLOYEE BENEFIT PLANS
The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2010 and 2009. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $58,869 and $35,355 in the three months ended March 31, 2010 and 2009, respectively, and $208,523 for the period from June 14, 2004 (date of inception) to March 31, 2010.

12. RESTRUCTURING COSTS
On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees, and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $107,000 in March 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $411,000, and non-cash charges of $227,000 primarily related to costs associated with excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company paid terminated employees $178,000 for amounts accrued for unused vacation and sick pay. The total cash cost of the restructuring costs, and amounts paid for accrued vacation and sick pay, was $589,000, of which approximately $77,000 has not been paid and is included in accrued restructuring costs on the unaudited condensed balance sheet as of March 31, 2010. Additionally, non-cash costs of restructuring of $187,000 have been accrued as of March 31, 2010, of which $112,000 is a current obligation and $75,000 is a long-term obligation.
13. SUBSEQUENT EVENTS
The Company failed to make payment on the $10,000,000 Loan Agreement and $1,158,904 of related unpaid accrued interest which was due on April 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties that exist in our operations, development efforts and business environment, including but not limited to those set forth under the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.
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
During 2005, the Company in-licensed a small molecule compound, VIA-2291, which targets an unmet medical need of reducing atherosclerotic plaque inflammation, an underlying cause of atherosclerosis and its complications, including heart attack and stroke. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in major adverse cardiovascular events (“MACE”), such as heart attack and stroke. During 2006, the Company initiated two Phase 2 clinical trials of VIA-2291 in patients undergoing a carotid endarterectomy (“CEA”), and in patients at risk for acute coronary syndrome (“ACS”). During 2007, the Company initiated a third Phase 2 clinical trial where ACS patients undergo Positron Emission Tomography with flurodeoxyglucose tracer (“FDG-PET”), an experimental non-invasive imaging technique to measure the effect of treatment of VIA-2291 on atherosclerotic plaque inflammation.
On November 9, 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials of its lead product candidate, VIA-2291, at the American Heart Association (“AHA”) 2008 Scientific Sessions conference in New Orleans, Louisiana (the “AHA Conference”). The Company completed enrollment of 52 patients in the FDG-PET Phase 2 clinical trial in May 2009.
On May 1, 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The Company found that in 64 slice multi-detector computed tomography (“MDCT”) scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA-2291 treated groups compared to placebo. A publication describing these results was published on-line February 27, 2010 by Circulation, Cardiovascular Imaging (Jean-Claude Tardif, Philippe L. L’Allier, Reda Ibrahim, Jean C. Grégoire, Anna Nozza, Mariève Cossette, Simon Kouz, Marc-André Lavoie, Janie Paquin, Tilmann M. Brotz, Rebecca Taub, and Josephine Pressacco Treatment with 5-Lipoxygenase Inhibitor VIA-2291 (Atreleuton) in Patients with Recent Acute Coronary Syndrome Circ Cardiovasc Imaging first published on February 27, 2010 as doi:10.1161/CIRCIMAGING.110.937169); final publication is expected in the May, 2010 issue. Together the results of the CEA and ACS-MDCT studies suggest that VIA-2291 may reduce the coronary plaques that lead to heart attacks and stroke.
On May 14, 2009, the Company announced it had completed patient enrollment in the FDG-PET Phase 2 clinical trial. On December 3, 2009, the Company announced the last patient clinical visit. In the Company’s FDG-PET study, VIA-2291 was well-tolerated and demonstrated highly significant leukotriene inhibition similar to the other Phase 2 studies. As FDG-PET is an experimental technique in vascular disease, currently not validated for image analysis end points, it is not possible to interpret the imaging analyses of the study at this time, nor was it the Company’s intention to use the imaging results of the FDG-PET study in determining the future clinical plans for VIA-2291.
In December 2008, the Company expanded its drug development pipeline with preclinical compounds that target additional underlying causes of cardiovascular and metabolic disease, including high cholesterol, high triglycerides and insulin sensitization/diabetes. The Company’s clinical development strategy integrates several technologies to provide clinical proof-of-concept as early as possible in the clinical development process. These technologies include the measurement of biomarkers (specific biochemicals in the body with a particular molecular feature that makes them useful for measuring the progress of a disease or the effects of treatment), medical imaging of the coronary and carotid vessel walls to evaluate the plaque characteristics, and atherosclerotic plaque bioassays (measurements of indicators of atherosclerotic plaque inflammation believed to promote MACE). Once the Company has established proof-of-concept, the Company plans to consider business collaborations with larger biotechnology or pharmaceutical companies for the late-stage clinical development and commercialization of its compounds.

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
VIA-2291
In 2005, the Company identified 5-Lipoxygenase (“5-LO”) as a key target of interest for treating atherosclerosis. 5-LO is a key enzyme in the biosynthesis of leukotrienes, which are important mediators of inflammation and are involved in the development and progression of atherosclerosis. In addition, cardiovascular-related literature has also identified 5-LO as a key target of interest for treating atherosclerosis and preventing heart attack and stroke. Following such identification, the Company identified a number of late-stage 5-LO inhibitors that had been in clinical trials conducted by large biotechnology and pharmaceutical companies primarily for non-cardiovascular indications, including ABT-761, a compound developed by Abbott Laboratories (“Abbott”) for use in treatment of asthma. Abbott abandoned its ABT-761 clinical program in 1996 after the U.S. Food and Drug Administration (“FDA”) approved a similar Abbott compound for use in asthma patients. Abbott made no further developments to ABT-761 from 1996 to 2005. In August 2005, the Company entered into an exclusive, worldwide license agreement (the “Abbott License”) with Abbott to develop and commercialize ABT-761 for any indication. The Company subsequently renamed the compound VIA-2291.
VIA-2291 is a potent, selective and reversible inhibitor of 5-LO that the Company is developing as a once-daily, oral drug to treat inflammation in the blood vessel wall. In March 2006, the Company filed an Investigational New Drug (“IND”) application with the FDA outlining the Company’s Phase 2 clinical program, which initially consisted of two trials for VIA-2291. Each of these clinical trials was initiated during 2006 to study the safety and efficacy of VIA-2291 in patients with existing cardiovascular disease. Using biomarkers of inflammation, medical imaging techniques and bioassays of plaque, the Company is evaluating and determining VIA-2291’s ability to reduce vascular inflammation in atherosclerotic plaque. The Company enrolled 50 patients in a Phase 2 study of VIA-2291 at clinical sites in Italy for patients who had a CEA procedure. In addition, the Company enrolled 191 patients in a second Phase 2 study at 15 clinical sites in the United States and Canada for patients with ACS who experienced a recent heart attack.
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
Following the results of the DSMB review, the Company began enrolling patients in a third Phase 2 clinical trial that utilized an experimental non-invasive imaging technique, Positron Emission Tomography with FDG-PET to measure the impact of VIA-2291 on reducing FDG uptake in vascular sites in treated patients. The Company enrolled 52 patients following an acute coronary syndrome event, such as heart attack or stroke, into the 24 week, randomized, double blind, placebo-controlled study, which was run at five clinical sites in the United States and Canada. Endpoints in the study included FDG uptake into vascular sites as measured by serial FDG-PET scans.

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
In May 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The purpose of the sub-study was to evaluate the effect of VIA-2291 25mg, 50mg and 100mg doses relative to placebo from baseline in patients dosed with VIA-2291 for 24 weeks. After completion of the initial 12 weeks of dosing, more than 85 of the 191 total ACS patients continued on to receive an additional 12 weeks of dosing on top of current standard medical care and received a 64 slice MDCT scan at baseline and 24 weeks. Evaluable scans from patients treated with placebo showed significantly more evidence of new plaque lesions from VIA-2291 treated patients. MDCT scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA-2291 treated groups compared to placebo. Together these results suggest that VIA-2291 may reduce the atherosclerotic plaques that lead to heart attacks and stroke.
In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design.
The Company completed enrollment and last patient clinical visit in the FDG-PET Phase 2 clinical trial. In the Company’s FDG-PET study, VIA-2291 was well-tolerated and demonstrated highly significant leukotriene inhibition similar to the other Phase 2 studies. As FDG-PET is an experimental technique in vascular disease, currently not validated for image analysis end points, it is not possible to interpret the imaging analyses of the study at this time, nor was it the Company’s intention to use the imaging results of the FDG-PET study in determining the future clinical plans for VIA-2291.
A publication describing the results of the ACS/MDCT study was published on-line February 27, 2010 by Circulation, Cardiovascular Imaging (Jean-Claude Tardif, Philippe L. L’Allier, Reda Ibrahim, Jean C. Grégoire, Anna Nozza, Mariève Cossette, Simon Kouz, Marc-André Lavoie, Janie Paquin, Tilmann M. Brotz, Rebecca Taub, and Josephine Pressacco Treatment with 5-Lipoxygenase Inhibitor VIA-2291 (Atreleuton) in Patients with Recent Acute Coronary Syndrome Circ Cardiovasc Imaging first published on February 27, 2010 as doi:10.1161/CIRCIMAGING.110.937169); final publication is expected in the May, 2010 issue.
The Company plans to consider business collaborations with large biotechnology or pharmaceutical companies to conduct additional clinical trials required for regulatory approval.
Roche Licensed Assets
In December 2008, the Company entered into two exclusive, worldwide Research, Development and Commercialization agreements with Hoffmann LaRoche Inc. and Hoffmann LaRoche Ltd. (collectively, “Roche”) for two sets of compounds that we believe represent novel potential drugs for treatment of cardiovascular and metabolic disease. The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical DGAT1 metabolic disorders program. Under the terms of the agreements, the Company assumes control of all development and commercialization of the compounds, and will own exclusive worldwide rights for all potential indications.
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
Through March 31, 2010, the Company has been primarily engaged in developing initial procedures and product technology, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of March 31, 2010, the Company’s accumulated deficit was approximately $84.5 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through a merger (the “Merger”) with Corautus Genetics, Inc. (“Corautus”) to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds. As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a

Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms and the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010.
In March 2010, the Company entered into the 2010 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1,750,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
The Company had $497,000 in cash at March 31, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1.75 million at subsequent closings pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet its current obligations through June 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and the 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
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
All outstanding principal and accrued interest under the Loan Agreement was due on April 1, 2010. The company was not able to repay the loan on April 1, 2010. As such, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which consists of all of our assets, including our intellectual property rights. All outstanding principal and accrued interest under the 2010 Loan Agreement is due on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

Revenue
The Company has not generated any revenue to date and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expenses
The Company is focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company completed the ACS and CEA Phase 2 clinical trials for VIA-2291, and has completed enrollment and the last patient visit in the ongoing FDG-PET Phase 2 clinical trial for VIA-2291. In November 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials at the AHA Conference, and the Company reported results from an MDCT sub-study of its ACS Phase 2 clinical trial in May of 2009. In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design. In December 2009, the Company announced its last patient visit and as FDG-PET is an experimental technique in vascular disease, currently not validated for image analysis end points, it is not possible to interpret the imaging analysis of the study at this time, nor was it the Company’s intention to use the imaging results of the FDG-PET study in determining the future clinical plans for VIA-2291. In addition to the VIA-2291 compound, the Company’s pipeline consists of the THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes, and DGAT1, a set of preclinical compounds for the treatment of metabolic disorders and dyslipidemia.
Research and development (“R&D”) expense represented 32% and 51% of total operating expense for the three months ended March 31, 2010 and 2009, respectively, and 55% for the period from June 14, 2004 (date of inception) to March 31, 2010. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three months ended March 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to March 31, 2010:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Externally generated research and development expense	$319,896	$1,435,875	$29,025,087
Internally generated research and development expense	471,799	698,881	12,672,786

Total	$791,695	$2,134,756	$41,697,873

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Externally generated research and development expense
In-licensing expenses	$—	$400,000	$5,270,000
CRO and investigator expenses	17,179	530,754	10,766,518
Consulting expenses	107,613	269,129	6,526,282
Other	195,104	235,992	6,462,287

Total	$319,896	$1,435,875	$29,025,087

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Internally generated research and development expense
Personnel and related expenses	$325,347	$482,576	$8,832,506
Stock-based compensation expense	50,271	101,111	1,146,065
Travel and entertainment expense	29,421	38,785	1,185,040
Other	66,760	76,409	1,509,175

Total	$471,799	$698,881	$12,672,786

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
Results of Operations
Comparison of the three months ended March 31, 2010 and 2009
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2010 and 2009 together with the change in such items in dollars and as a percentage:

	For the Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	791,695	2,134,756	(1,343,061)	(63)%
General and administrative expense	1,639,442	2,064,020	(424,578)	(21)%
Restructuring costs	106,959	—	106,959	—
Interest expense	381,459	113,217	268,242	237%
Other income/(expense)	(198)	9,855	(10,053)	(102)%
Revenue.  The Company did not generate any revenue in the three months ended March 31, 2010 and 2009, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expense.  Research and development expense decreased 63%, or approximately $1.3 million, from $2.1 million in the three months ended March 31, 2009 to $792,000 in the three months ended March 31, 2010. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $514,000 from $531,000 the three months ended March 31, 2009 to $17,000 in the three months ended March 31, 2010. The ACS Phase 2 and CEA Phase 2 clinical trials were completed in 2008, resulting in a decrease of $28,000 in ACS CRO and investigator expenses and a decrease of $5,000 in CEA CRO and investigator expenses. The FDG-PET Phase 2 clinical trial last patient visit occurred in 2009, resulting in a decrease in FDG-PET CRO and investigator expenses of $461,000 from $477,000 in the three months ended March 31, 2009 to $16,000 in the three months ended March 31, 2010. Other CRO and investigator development expenses decreased $20,000 from $21,000 in the three months ended March 31, 2009 to $1,000 in the three months ended March 31, 2010. Lab data analysis and other R&D expenses decreased $41,000 from $236,000 in the three months ended March 31, 2009 to $195,000 in the three months ended March 31, 2010 The $41,000 decrease consisted of a $94,000 decrease in expenses relating to the three Phase 2 clinical trials — a $90,000 decrease in ACS expenses, a $7,000 decrease in CEA expenses from the completion of the ACS and CEA Phase 2 clinical trials in 2008, and a $3,000 increase in FDG-PET expenses; a decrease of $80,000 in VIA-2291 general development expenses; a decrease of $11,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291; and an increase of $144,000 in drug development expenses for one of the Roche compounds. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $227,000 million from $699,000 in the three months ended March 31, 2009 to $472,000 in the three months ended March 31, 2010 primarily due to personnel turnover. In-licensing expenses decreased $400,000 from $400,000 in the three months ended March 31, 2009 to $0 in the three months ended March 31, 2010 due to the in-licensing of two Roche compounds in the three months ended March 31, 2009. Consulting expenses decreased $161,000 from $269,000 in the three months ended March 31, 2009 to $108,000 in the three months ended March 31, 2010 primarily due to the completion of the Phase 2 clinical trials.
General and Administrative Expense.  General and administrative expense decreased 21%, or $425,000, from approximately $2.0 million in the three months ended March 31, 2009 to approximately $1.6 million in the three months ended March 31, 2010, which reflects the Company’s continuing efforts to reduce operating expenses. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $136,000 from approximately $1.0 million in the three months ended March 31, 2009 to $884,000 in the three months ended March 31, 2010, primarily due to a decrease in incentive and stock-based compensation expenses. Corporate and facilities general and administrative expenses decreased $242,000 from $910,000 in the three months ended March 31, 2009 to $668,000 in the three months ended March 31, 2010 primarily due to a $153,000 increase in audit expense offset by a decrease of $335,000 in legal expense, and a $60,000 decrease in board fees and other public company expenses. Consulting expenses decreased $45,000 from $132,000 in the three months ended March 31, 2009 to $87,000 in the three months ended March 31, 2010 due primarily to the timing of debt and financing related consulting services.
Restructuring Costs.  On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees, and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $107,000 in March 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $411,000, and non-cash charges of $227,000 primarily related to costs associated with excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company paid terminated employees $178,000 for amounts accrued for unused vacation and sick pay. The total cash cost of the restructuring costs, and amounts paid for accrued vacation and sick pay, was $589,000, of which approximately $77,000 has not been paid and is included in accrued restructuring costs on the unaudited condensed balance sheet as of March 31, 2010. Additionally, non-cash costs of restructuring of $187,000 have been accrued as of March 31, 2010, of which $112,000 is a current obligation and $75,000 is a long-term obligation.
Interest Expense.  Interest expense increased $268,000 from $113,000 in the three months ended March 31, 2009 to $381,000 in the three months ended March 31, 2010. The $381,000 in interest expense in the three months ended March 31, 2010 consisted of $371,000 interest on the notes payable — affiliate and $10,000 in interest expense incurred in the amortization of the discount on the $11.25 million notes payable — affiliate. The $113,000 in interest expense in the three months ended March 31, 2009 consisted of $16,000 interest on the notes payable — affiliate and $97,000 in interest expense incurred in the amortization of the discount on the $10.0 million notes payable - affiliate.
Other income/(expense).  Other expense increased $10,053 from income of $9,855 in the three months ended March 31, 2009 to expense of $198 in the three months ended March 31, 2010. Unrealized gains on foreign exchange transactions increased $5,000 from unrealized losses of $4,000 in the three months ended March 31, 2009 to unrealized gains of $1,000 in the three months ended March 31, 2010; realized losses on foreign exchange transactions increased $15,000 from realized gains of $14,000 in the three months ended March 31, 2009 to realized losses of $1,000 in the three months ended March 31, 2010. The foreign exchange transactions were incurred primarily in connection with the CEA Phase 2 clinical trial in the three months ended March 31, 2009, and were primarily in connection with international patent legal services in the three months ended March 31, 2010.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.

Liquidity and Capital Resources
The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to March 31, 2010, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
In March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 in the notes to the unaudited condensed financial statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. According to the terms of the original Loan Agreement, the debt and related interest was due to the Lenders on September 14, 2009. The parties agreed to extend the repayments terms and, on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended Loan Agreement. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010.
In March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million as more fully described in Note 6 in the notes to the unaudited condensed financial statements. On March 29, 2010, The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial amount of $1.25 million. According to the terms of the original 2010 Loan Agreement, the debt and related interest is due to the Lenders on December 31, 2010.
The Company had $497,000 in cash at March 31, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1.75 million at subsequent closings pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet its current obligations through June 2010. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and the 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
Global market and economic conditions have been, and continue to be, disrupted and volatile. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the vested warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share are exercised by the Lenders, and to the extent the vested warrants granted to the Lenders in the 2010 Loan Agreement to purchase an aggregate of 17,647,059 shares of common stock at an exercise price of $0.17 per share are exercised by the Lenders existing stockholders’ ownership in the Company will be significantly diluted. Any new debt financing the Company enters into may involve covenants that restrict its operations. The loan with the Lenders includes restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the loan are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to December 31, 2009 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2007. No convertible notes were issued in the three months ended March 31, 2010 nor in the years ended December 31, 2009 and 2008.
The Company’s cash on hand decreased approximately $1.9 million from $2.4 million at March 31, 2009 to $497,000 at March 31, 2010. In the twelve months ended March 31, 2010, the Company received $9.25 million in cash inflows and disbursed $11.1 million in cash outflows resulting in the approximately $1.9 million decrease in cash. Cash inflows consisted of the $9.25 million in proceeds from borrowings on the affiliate loan arrangements. Cash outflows of $11.1 million consisted of $4.4 million in payments for payroll and related expenses, $2.2 million in payments for research and development related expenses, $1.4 million in payments to consultants for consulting services, $1.1 million in payments for legal services, $800,000 in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.2 million in payments for travel reimbursement, facilities and other office related expenses.
The Company used $2.9 million and $3.7 million in net cash from operations in the three months ended March 31, 2010 and 2009, respectively, and $68.5 million for the period from June 14, 2004 (date of inception) to March 31, 2010. The $761,000 decrease in the net cash used in operations was comprised of a $1.382 million decrease in net loss from $4.302 million in the three months ended March 31, 2009 to $2.920 million in the three months ended March 31, 2010, a $328,000 decrease in the change in net assets, a $789,000 decrease in the change in net liabilities, an $87,000 decrease in the change in amortization of the discount on notes payable, a $187,000 increase in excess facility lease costs resulting from the restructuring, a $77,000 increase in the change in accrued restructuring costs, a $355,000 increase in the change in interest payable to affiliate, a $27,000 decrease in deferred rent, a $3,000 decrease in depreciation and amortization, an $65,000 increase in the disposal of fixed assets, and a decrease of $72,000 in stock-based compensation expense. The $1.382 million decrease in net loss was the result of a decrease of $1.343 million in research and development expenses, and a $424,000 decrease in general and administrative expenses; net of a $107,000 increase in restructuring costs, a $268,000 increase in interest expense and a $10,000 increase in other income. For the period from June 14, 2004 (date of inception) to March 31, 2010, the Company used $68.5 million of net cash in operating activities which was comprised of inception-to-date net losses of $84.5 million, net of $12.0 million non-cash expenses, including $4.2 million inception-to-date stock-based compensation expense, $600,000 in depreciation and deferred rent expenses, $7.0 million in interest expense from the amortization of the discount on notes payable, and $187,000 in excess facility lease costs, and net of $4.0 million net increase in the change in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
The Company used $0 and $3,000 in net cash from investing activities in the three months ended March 31, 2010 and 2009, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to March 31, 2010. The Company used $0 and $3,000 in cash for capital expenditures in the three months ended March 31, 2010 and 2009, respectively. From June 14, 2004 (date of inception) to March 31, 2010, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $664,000 in capital expenditures.
The Company received $1.25 million and $2.0 million in net cash from financing activities in the three months ended March 31, 2010 and 2009, respectively, primarily through the issuance of debt to the Company’s principal investor in the amount of $1.25 million and $2.0 million in the three months ended March 31, 2010 and 2009, respectively. The Company also received $0 and $1,673 in cash from employee exercises of stock options in the three months ended March 31, 2010 and 2009, and used $763 and $0 to repurchase and retire common stock. From June 14, 2004 (date of inception) to March 31, 2010, the Company received $58.8 million in net cash provided by financing activities, $11.25 million in notes payable borrowings from the Company’s principal stockholder, $24.4 million of cash received through the issuance of secured convertible debt, $23.1 million of net cash received through the equity financing completed in 2007, and $48,000 of cash received from employee and consultant exercises of stock options.

Contractual Obligation and Commitments
The following table describes the Company’s contractual obligations and commitments as of March 31, 2010:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$1,277,378	$439,642	$781,839	$55,897	$—
Notes and related interest payable — affiliate (2)	12,410,445	12,410,445	—	—	—
Uncertain tax positions (3)	—	—	—	—	—
Licensing agreements (4)	—	—	—	—	—

	$13,687,823	$12,850,087	$781,839	$55,897	$—

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

(2)
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of the Notes delivered under the Loan Agreement. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of December 31, 2009, the Company accrued $789,041 in interest payable – affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) April 1, 2010, (ii) the closing of a Financing, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

Also as more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2010, the Company entered into an additional Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement (the “2010 Loan Transaction”). On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $1,750,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

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
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on its unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 2 in the notes to the unaudited condensed financial statements includes a summary of the Company’s significant accounting policies and methods used in the preparation of the Company’s unaudited condensed financial statements. On an ongoing basis, the Company’s management evaluates its estimates and judgments, including those related to accrued expenses and the fair value of its common stock. The Company’s management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, which form its basis for management’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Incentive Award Accruals
The Company accrues for liabilities under discretionary employee and executive incentive award plans.  These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees.  The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. The Company has accrued incentive compensation expenses of $767,185 and $1,308,043 at March 31, 2010 and December 31, 2009, respectively, for liabilities associated with these employee and executive incentive award plans.
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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of March 31, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 127% and 106%, respectively, as of March 31, 2010, and 127% and 85%, respectively as of March 31, 2009. The blended volatility rate was approximately 116% and 97% as of March 31, 2010 and 2009, respectively. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.

The Company calculated an annualized forfeiture rate of 3.38% and 4.0% using historical data for the three months ended March 31, 2010 and 2009, respectively. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of March 31, 2010 and 2009, respectively.
The assumptions used to value option and restricted stock award grants for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Expected life from grant date	6.67 – 7.72	6.08
Expected volatility	114% – 116%	97%
Risk free interest rate	3.156% – 3.411%	1.52%
Dividend yield	—	—
The following table summarizes stock-based compensation expenses related to stock options and warrants for the three months ended March 31, 2010 and 2009 and for the period from June 14, 2004 (date of inception) to March 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010 _
Research and development expense	$46,690	$97,217	$1,126,116
General and administrative expense	221,319	241,835	3,026,181

Total	$268,009	$339,052	$4,152,297

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $920,000 in compensation expense over a weighted average remaining period of 1.45 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expenses related to employee restricted stock awards for the three months ended March 31, 2010 and 2009 and for the period from June 14, 2004 (date of inception) to March 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Three Months Ended		(Date of Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Research and development expense	$3,581	$3,894	$19,949
General and administrative expense	11,128	11,621	60,676

Total	$14,709	$15,515	$80,625

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $28,000 in compensation expense over a weighted average remaining period of 0.75 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

Forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the Company’s ability to find a market maker to apply and be cleared by the Financial Industry Regulatory Authority to quote the Company’s common stock on the OTC Bulletin Board;

•	ability and willingness of active market makers in our Company’s common stock to trade the Company’s common stock on the Pink Sheets under a “piggyback qualification”;

•	the Company’s ability to borrow additional amounts under the new loan from Bay City Capital, as described in Note 6 in the notes to the unaudited condensed financial statements;

•	the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the previous loan from Bay City Capital following the April 1, 2010 maturity date;

•	the Company’s ability to control its operating expenses;

•	the Company’s ability to comply with covenants included in the loans with Bay City Capital;

•	the Company’s ability to operate its business following the restructuring, as described in Note 12 in the notes to the unaudited condensed financial statements;

•	the Company’s ability to comply with its reporting obligations under the rules and regulations promulgated by the Securities and Exchange Commission following the restructuring;

•	the Company’s ability to timely recruit and enroll patients in any future clinical trials;

•	the Company’s failure to obtain sufficient data from enrolled patients that can be used to evaluate VIA-2291, thereby impairing the validity or statistical significance of its clinical trials;

•	the Company’s ability to successfully complete its clinical trials of VIA-2291 on expected timetables and the outcomes of such clinical trials;

•
complexities in designing and implementing cardiometabolic clinical trials using surrogate endpoints in Phase 1 and Phase 2 clinical trials which may differ from the ultimate endpoints required for registration of a candidate drug;

•	the results of any future clinical trials of the Company;

•	if the results of the ACS and CEA studies, upon further review and analysis, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;

•	the Company’s ability to obtain necessary FDA approvals;

•	the Company’s ability to successfully commercialize VIA-2291;

•	the Company’s ability to identify potential clinical candidates from the family of DGAT1 compounds licensed and move them into preclinical development;

•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;

•	the Company’s potential for future growth and the development of its product pipeline, including the THR beta agonist candidate and the other compounds licensed from Roche;

•	the Company’s ability to obtain strategic opportunities to partner and collaborate with large biotechnology or pharmaceutical companies to further develop VIA-2291;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;

•	general economic and business conditions; and

•	the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of these statements in light of new information or future events.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II. — OTHER INFORMATION
Item 1A. Risk Factors
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-K filed on March 22, 2005 and incorporated herein by reference)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-KSB filed on March 30, 2000 and incorporated herein by reference)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Form 10-K filed on March 28, 2003 and incorporated herein by reference)

3.6	Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock (filed as Annex H to the Form S-4/A filed on December 19, 2002 and incorporated herein by reference)

3.7	Certificate of Amendment to the Restated Certificate of Incorporation (Increase in Authorized Shares) (filed as Exhibit 3.7 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)

4.2	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

4.3	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.5 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.6	Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.6 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.7	Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.8	Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, dated as of March 26, 2010, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.8 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.1	Note and Warrant Purchase Agreement, dated as of March 26, 2010 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

Exhibit
Number		Description
10.2		Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.11 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.3		Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.12 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

31.1	*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 17, 2010

VIA PHARMACEUTICALS, INC.
By:	/s/ Karen S. Wright
Karen S. Wright
Vice President, Controller Duly Authorized Officer and Principal Financial Officer