Form 10-Q
period 2010-06-30
VIA Pharmaceuticals, Inc.
filed 2010-08-16
CIK 1003929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2010, there were 20,558,446 shares of common stock, par value $0.001 per share, outstanding.

VIA PHARMACEUTICALS, INC.

Page No.
PART I. — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Unaudited Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	1

Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009, and for the Period from June 14, 2004 (date of inception) to June 30, 2010	2

Unaudited Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2010 and 2009, and for the Period from June 14, 2004 (date of inception) to June 30, 2010	3

Notes to the Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4T. Controls and Procedures	46

PART II. — OTHER INFORMATION	46

Item 1A. Risk Factors	46

Item 6. Exhibits	47

SIGNATURE	49

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I. — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$158,347	$2,189,742
Prepaid expenses and other current assets	139,458	155,361

Total current assets	297,805	2,345,103
Property and equipment-net	46,686	170,617
Other non-current assets	32,289	40,374

Total	$376,780	$2,556,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$826,250	$705,887
Accrued expenses and other liabilities	1,372,802	2,226,720
Accrued restructuring costs	122,661	—
Interest payable — affiliate	1,659,904	789,041
Notes payable — affiliate — net of discount of $531,541 at June 30, 2010 and $4,374 at December 31, 2009	11,318,459	9,995,626

Total current liabilities	15,300,076	13,717,274
Accrued expenses and other liabilities — long-term	75,724	—
Accrued restructuring costs — net of current portion	44,004	—
Deferred rent	12,246	37,450

Total liabilities	15,432,050	13,754,724
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value — 200,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 20,558,446 and 20,646,374 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	20,559	20,646
Preferred stock Series A, $0.001 par value — 5,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Convertible preferred stock Series C, $0.001 par value — 17,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 2,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	71,541,125	70,385,287
Deficit accumulated in the development stage	(86,616,956)	(81,604,565)

Total stockholders’ equity (deficit)	(15,055,270)	(11,198,630)

Total	$376,780	$2,556,094

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Period From
					June 14, 2004
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Revenue	$—	$—	$—	$—	$—

Operating costs and expenses:
Research and development	576,996	1,508,053	1,368,691	3,642,809	42,274,869
General and administration	812,509	1,729,884	2,451,951	3,793,904	31,498,004
Merger transaction costs	—	—	—	—	3,824,090
Restructuring costs	—	—	106,959	—	106,959

Total operating costs and expenses	1,389,505	3,237,937	3,927,601	7,436,713	77,703,922

Operating loss	(1,389,505)	(3,237,937)	(3,927,601)	(7,436,713)	(77,703,922)

Other income (expense):
Interest income	—	—	—	—	914,628
Interest expense	(696,973)	(1,152,953)	(1,078,432)	(1,266,170)	(9,816,915)
Other income (expense)-net	(6,160)	(299)	(6,358)	9,556	(10,747)

Total other income (expense)	(703,133)	(1,153,252)	(1,084,790)	(1,256,614)	(8,913,034)

Net Loss	$(2,092,638)	$(4,391,189)	$(5,012,391)	$(8,693,327)	$(86,616,956)

Loss per share of common stock—basic and diluted	$(0.11)	$(0.22)	$(0.25)	$(0.44)

Weighted average shares outstanding—basic and diluted	20,372,690	19,894,804	20,311,361	19,805,994

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
			(Date of
	Six Months Ended		Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(5,012,391)	$(8,693,327)	$(86,616,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,361	69,495	582,234
Amortization of discount on notes payable — affiliate	198,813	1,137,951	7,143,162
Excess facility lease costs	160,725	—	160,725
Lease abandonment costs	165,904	—	165,904
Disposal of property and equipment	71,570	—	76,183
Stock compensation expense	429,242	713,366	4,386,824
Deferred rent	(25,204)	5,111	12,246
Changes in assets and liabilities:
Prepaid expenses and other assets	23,988	316,785	(196,747)
Accounts payable	120,363	(463,678)	822,761
Accrued expenses and other liabilities	(944,098)	(357,491)	1,382,623
Accrued restructuring costs	5,940	—	5,940
Interest payable — affiliate	870,863	128,219	2,652,626

Net cash used in operating activities	(3,881,924)	(7,143,569)	(69,422,475)

Cash flows from investing activities:
Purchase of property and equipment	—	(7,251)	(664,175)
Sale of property and equipment	—	532	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	—	(6,719)	10,133,448

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	1,850,000	6,000,000	11,850,000
Capital lease payments	—	—	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,292	1,933	49,550
Repurchase and retirement of common stock	(763)	—	(6,563)

Net cash provided by financing activities	1,850,529	6,001,933	59,447,374

Increase (decrease) in cash and cash equivalents	(2,031,395)	(1,148,355)	158,347
Cash and cash equivalents-beginning of period	2,189,742	4,064,545	—

Cash and cash equivalents-end of period	$158,347	$2,916,190	$158,347

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$725,980	$4,058,871	$7,674,703

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$7,856

Taxes paid	$770	$1,716	$37,385

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
Through June 30, 2010, the Company has been primarily engaged in developing initial procedures and product technology, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
Merger — On June 5, 2007, Corautus completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” Unless otherwise specified, as used throughout these unaudited condensed financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) on June 5, 2007 and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these unaudited condensed financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
Going Concern — From inception, the Company has incurred expenses in research and development activities without generating any revenues to offset those expenses and the Company does not expect to generate revenues in the near future. The Company has incurred losses and negative cash flow from operating activities from inception, and as of June 30, 2010, the Company had an accumulated net deficit of approximately $86.6 million. Until the Company can establish profitable operations to finance its cash requirements, the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise substantial additional capital through public or private equity or debt financings, the establishment of credit or other funding facilities, collaborative or other strategic arrangements with corporate sources or other sources of financing, the availability of which cannot be assured. On June 5, 2007, the Company raised $11.1 million through the Merger with Corautus to cover existing obligations and provide operating cash flows. In July 2007, the Company entered into a securities purchase agreement that provided for issuance of 10,288,065 shares of common stock for approximately $25.0 million in gross proceeds.

As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, respectively, and the Company borrowed the final $2.0 million available under the Loan Agreement on September 11, 2009. According to the terms of the original Loan Agreement, the debt was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms on various dates in 2009, and on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amendments to the Loan Agreements. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010.
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed the initial $1.25 million available under the 2010 Loan Agreement. Subsequently, the Company made $100,000, $200,000 and $300,000 borrowings under the 2010 Loan Agreement on May 26, 2010, June 4, 2010, and June 29, 2010, respectively. According to the terms of the 2010 Loan Agreement, the debt is due to the Lenders on December 31, 2010. As described in Note 14 in the notes to the unaudited condensed financial statements, the Company borrowed an additional $850,000 in subsequent borrowings in July 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
The Company had $158,000 in cash at June 30, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet only a portion of its current obligations. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q of Regulations S-X, with accounting guidance for the accounting and reporting by development stage enterprises and assume the Company will continue as a going concern. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. The financial information for the three and six months ended June 30, 2010 and 2009 is unaudited but includes all adjustments (consisting of only normal recurring adjustments), which the Company considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited condensed financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed financial statements have read or have access to the audited financial statements of the preceding fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 31, 2010, and on Form 10-K/A filed by the Company with the SEC on April 30, 2010.
On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to June 30, 2010. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
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
Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As more fully discussed in Note 12 to the unaudited condensed financial statements, on March 31, 2010, the Company wrote-off $110,000 of certain computer equipment and leasehold improvements associated with the March 31, 2010 restructuring resulting in $65,000 in losses on the disposal of property and equipment, which are included in restructuring costs in the Unaudited Condensed Statement of Operations. Through June 30, 2010, there have been no other such impairments.
Incentive Award Accruals — The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. At June 30, 2010 and December 31, 2009, the Company has accrued $767,185 and $1,308,043, respectively, for liabilities associated with these employee and executive incentive award plans. As described in Note 12 in the notes to the unaudited condensed financial statements, in March 2010, the Company reversed approximately $531,000 of previously recorded incentive award accruals related to the restructuring of the Company and reduction in workforce.
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

In March 2009, the Company entered into a $10.0 million Loan Agreement with the Lenders, as more fully described in Note 6 in the notes to the unaudited condensed financial statements. At the date of each borrowing under the Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
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
In March 2010, the Company entered into the 2010 Loan Agreement with the Lenders, as more fully described in Note 6 in the notes to the unaudited condensed financial statements, whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. At the date of each borrowing under the 2010 Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a Company’s own stock;
•	Accounting for derivative instruments and hedging activities; and
•	Accounting for convertible debt and debt issued with stock purchase warrants.
The Company made separate borrowings of $1.25 million on March 29, 2010, $100,000 on May 26, 2010, $200,000 on June 4, 2010, and $300,000 on June 29, 2010 under the 2010 Loan Agreement, with warrants vesting at the time of the draw as described more fully in Note 6 in the notes to the unaudited condensed financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of June 30, 2010 (including the change in fair value when applicable), for financial instruments classified as Level 3. The Company has no financial instruments classified as Level 1 and Level 2 as of June 30, 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
June 30,
2010
Fair value — December 31, 2009	$6,948,723
Warrants (1)	725,980
Change in unrealized gains related to financial instruments at June 30, 2010 (2)	—

Fair value — June 30, 2010	$7,674,703

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting dates and do not result in gains and losses.
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
The following table presents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net loss	$(2,092,638)	$(4,391,189)	$(5,012,391)	$(8,693,327)

Basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	20,544,999	20,647,205	20,591,468	20,622,386
Less: Weighted-average shares of common stock subject to repurchase	(172,309)	(752,401)	(280,107)	(816,392)

Weighted-average shares used in computing basic net loss per share	20,372,690	19,894,804	20,311,361	19,805,994
Dilutive effect of common share equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per share	20,372,690	19,894,804	20,311,361	19,805,994

Basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.25)	$(0.44)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the three and six months ended June 30, 2010 and 2009 because their inclusion would be anti-dilutive:

	As of
	June 30,	June 30,
	2010	2009
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	1,848,404	2,743,689
Shares of common stock subject to outstanding warrants	101,050,407	83,539,559
Shares of common stock subject to conversion from series C preferred stock	13,986,013	—

Total shares of common stock equivalents	116,884,824	86,283,248

As described in Note 7 in the notes to the unaudited condensed financial statements, the Series C Preferred Stock became convertible on June 13, 2010 and shares are convertible upon delivery of notice of conversion. The number of shares of common stock into which Series C Preferred Stock will be converted is based in part on the “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock on June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above for the three and six month period ended June 30, 2009.
Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions.
The following table presents the calculation of total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net loss	$(2,092,638)	$(4,391,189)	$(5,012,391)	$(8,693,327)
Changes in unrealized gain (loss) on foreign currency cash flow hedges	—	—	—	—

Basic and diluted net loss per share	$(2,092,638)	$(4,391,189)	$(5,012,391)	$(8,693,327)

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
As of June 30, 2010, December 31, 2009 and June 30, 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s June 30, 2010, December 31, 2009 and June 30, 2009 Balance Sheets.
New Accounting Pronouncements — In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and does not believe this standard will have a material impact on our unaudited condensed financial statements.

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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of June 30, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 125% and 106%, respectively, as of June 30, 2010, and 135% and 90%, respectively as of June 30, 2009. The blended volatility rate was approximately a range from 112% to 114% as of June 30, 2010 and 105% as of June 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 4.78% and 2.64% as of June 30, 2010 and 2009, respectively, using the Company’s historical data. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of June 30, 2010 and 2009, respectively.

The assumptions used to value option and restricted stock award grants for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Expected life from grant date	6.42–7.47	6.08	6.42–7.47	6.08
Expected volatility	112%–114%	105%	112%–114%	105%
Risk free interest rate	2.23%–2.50%	2.89%	2.23%–2.50%	2.89%
Dividend yield	—	—	—	—
The following table summarizes stock-based compensation expenses related to stock options and warrants for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010, which were included in the statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development expense	$32,107	$111,778	$78,797	$208,995	$1,158,223
General and administrative expense	104,682	231,250	326,001	473,085	3,130,863

Total	$136,789	$343,028	$404,798	$682,080	$4,289,086

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $761,000 in compensation expense over a weighted average remaining period of 1.25 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expenses related to employee restricted stock awards for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010, which were included in the statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development expense	$3,526	$3,926	$7,107	$7,820	$23,475
General and administrative expense	6,209	11,845	17,337	23,466	66,885

Total	$9,735	$15,771	$24,444	$31,286	$90,360

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $18,000 in compensation expense over a weighted average remaining period of 0.50 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
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

The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Externally generated R&D expense	$68,741	$817,598	$388,637	$2,253,473	$29,093,828
Internally generated R&D expense	508,255	690,455	980,054	1,389,336	13,181,041

Total	$576,996	$1,508,053	$1,368,691	$3,642,809	$42,274,869

Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
In-licensing expenses	$—	$—	$—	$400,000	$5,270,000
CRO and investigator expenses	1,485	157,512	18,664	688,266	10,768,003
Consulting expenses	15,108	435,075	122,721	704,204	6,541,390
Other	52,148	225,011	247,252	461,003	6,514,435

Total	$68,741	$817,598	$388,637	$2,253,473	$29,093,828

Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Payroll and payroll related expenses	$243,473	$438,439	$568,820	$921,015	$9,075,979
Stock-based compensation	35,633	115,703	85,904	216,814	1,181,698
Travel and entertainment expenses	13,860	66,231	43,281	105,016	1,198,900
Other	215,289	70,082	282,049	146,491	1,724,464

Total	$508,255	$690,455	$980,054	$1,389,336	$13,181,041

5. PROPERTY AND EQUIPMENT
Property and equipment — net, at June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,
	2010	2009
Property and equipment at cost:
Computer equipment and software	$285,985	$308,467
Furniture and fixtures	113,363	113,363
Office equipment	21,048	38,282
Leasehold Improvements	24,794	129,740

Total property and equipment at cost	445,190	589,852
Less: accumulated depreciation	(398,504)	(419,235)

Total	$46,686	$170,617

Depreciation expense on property and equipment was $20,479 and $34,570 in the three months ended June 30, 2010 and 2009, respectively, $52,361 and $69,495 in the six months ended June 30, 2010 and 2009, respectively, and $556,234 for the period from June 14, 2004 (date of inception) to June 30, 2010, and was included in the statements of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development expense	$3,860	$6,009	$8,194	$11,865	$140,122
General and administrative expense	16,619	28,561	44,167	57,630	416,112

Total	$20,479	$34,570	$52,361	$69,495	$556,234

6. NOTES PAYABLE — AFFILIATES
Notes Payable — Affiliates consisted of the following:

	June 30,	December 31,
	2010	2009
Issued March 12, 2009 — 18% — due April 1, 2010 (Loan Agreement)	$10,000,000	$10,000,000
Less: Unamortized discount	—	(4,374)

Balance	$10,000,000	$9,995,626

Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)	1,850,000	—
Less: Unamortized discount	(531,541)	—

Balance	$1,318,459	$—

Total	$11,318,459	$9,995,626

Notes Payable Issued March 12, 2009 — due April 1, 2010 (Loan Agreement)
In March 2009, the Company entered into the Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “Notes”) delivered under the Loan Agreement.
On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest became fully due and payable on April 1, 2010. While the Lenders have not declared an event of default, the Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher 18% per annum beginning April 1, 2010. On September 11, 2009, the Lenders agreed to extend the repayment terms from September 14, 2009 to October 31, 2009; on October 30, 2009, the Lenders agreed to further extend the repayment terms from October 31, 2009 to December 31, 2009; on December 22, 2009, the Lenders agreed to again further extend the repayment terms from December 31, 2009 to February 28, 2010; and on February 26, 2010, the Lenders agreed to further extend the repayment terms from February 28, 2010 to April 1, 2010. There were no other significant changes to any of the terms and conditions of the original Notes in the September 11, 2009, October 30, 2009, December 22, 2009 or February 26, 2010 amendments and the Lenders did not give any loan concessions. As a result of the loan amendments, and because the Company did not repay the debt on April 1, 2010, total interest expense on the note and the note discount amortization increased $1,227,945 from anticipated interest expense based on the original due date of the Notes of $7,328,449 to actual interest after the loan amendments of $8,556,394 from the inception of the Notes to June 30, 2010.
Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “Warrant Shares”) of common stock at $0.12 per share as more fully described below. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and became exercisable immediately on the date of grant, and 8,333,333 vested and became exercisable 45 days thereafter as the Company meets certain conditions provided for in the Warrants, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. Based on the aggregate $10.0 million of borrowings at June 30, 2010, all 83,333,333 Warrant Shares are vested and are exercisable at June 30, 2010. The Warrant Shares are exercisable at any time until March 12, 2014.

On March 12, 2009, the fair value of the note and of the 16,666,666 Warrant Shares related to the $2.0 million borrowed under the Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the Warrants. The Company has recorded the $900,000 freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through April 1, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
Interest expenses on the $2.0 million March 12, 2009 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
March 12, 2009 Borrowing	2010	2009	2010	2009	2010
Interest expense	$89,753	$74,795	$163,726	$91,233	$406,192
Discount amortization	—	440,344	36	537,123	900,044

Total	$89,753	$515,139	$163,762	$628,356	$1,306,236

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
On May 19, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrants. The Company has recorded the $1.5 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through April 1, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
Interest expenses on the $2.0 million May 19, 2009 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
May 19, 2009 Borrowing	2010	2009	2010	2009	2010
Interest expense	$89,753	$35,342	$163,726	$35,342	$350,301
Discount amortization	—	558,596	96	558,596	1,532,892

Total	$89,753	$593,938	$163,822	$593,938	$1,883,193

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
On June 29, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the Warrants. The Company has recorded the $1.6 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through April 1, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
Interest expenses on the $2.0 million June 29, 2009 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
June 29, 2009 Borrowing	2010	2009	2010	2009	2010
Interest expense	$89,753	$1,644	$163,726	$1,644	$316,603
Discount amortization	—	42,232	157	42,232	1,625,935

Total	$89,753	$43,876	$163,883	$43,876	$1,942,538

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
On August 14, 2009, the Company borrowed an additional $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $4.4 million, respectively. This resulted in the Company allocating the relative fair value of approximately $600,000 of the $2.0 million in proceeds to the note and approximately $1.4 million to the Warrants. The Company has recorded the $1.4 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.4 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from August 14, 2009 through April 1, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.

Interest expenses on the $2.0 million August 14, 2009 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
August 14, 2009 Borrowing	2010	2009	2010	2009	2010
Interest expense	$89,754	$—	$163,726	$—	$278,794
Discount amortization	—	—	329	—	1,373,041

Total	$89,754	$—	$164,055	$—	$1,651,835

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
On September 11, 2009, the Company borrowed the final $2.0 million under the Loan Agreement and the fair value of the note and of the 16,666,666 Warrant Shares related was $2.0 million and approximately $6.3 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the Warrants. The Company has recorded the $1.5 million freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from September 11, 2009 through April 1, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0.
Interest expenses on the $2.0 million September 11, 2009 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
September 11, 2009 Borrowing	2010	2009	2010	2009	2010
Interest expense	$89,754	$—	$163,726	$—	$255,781
Discount amortization	—	—	3,756	—	1,516,811

Total	$89,754	$—	$167,482	$—	$1,772,592

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

Interest expenses on the aggregate $10.0 million Loan Agreement for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Interest expense	$448,767	$111,781	$818,630	$128,219	$1,607,671
Discount amortization	—	1,041,172	4,374	1,137,951	6,948,723

Total	$448,767	$1,152,953	$823,004	$1,266,170	$8,556,394

At June 30, 2010 the aggregate balance of the notes payable — affiliate net of discount was $10,000,000 and the aggregate unamortized discount was $0. The Company has accrued interest of $1,607,671 and $789,041 as of June 30, 2010 and December 31, 2009, respectively, which is included in the Balance Sheet.
Notes Payable Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)
In March 2010, the Company entered into the 2010 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of the 2010 Notes.
On March 29, 2010, the Company borrowed an initial amount of $1,250,000. During the three months ended June 30, 2010, the Company borrowed $100,000 on May 26, 2010, $200,000 on June 4, 2010, and another $300,000 on June 29, 2010. As described in Note 14 in the notes to the unaudited condensed financial statements, the Company borrowed an additional $850,000 in subsequent borrowings in July 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $0.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. Based on the $1,850,000 borrowings as of June 30, 2010, 10,882,353 of the 2010 Warrant Shares vested immediately on the date of grant. At each subsequent closing, the 2010 Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015.
On March 29, 2010, the fair value of the 2010 Notes and of the 7,352,941 2010 Warrant Shares related to the $1.25 million borrowed under the 2010 Loan Agreement was $1.25 million and approximately $904,000, respectively. This resulted in the Company allocating the relative fair value of approximately $726,000 of the $1.25 million in proceeds to the 2010 Notes and approximately $524,000 to the 2010 Warrants. The Company has recorded the $524,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $524,000 discount on the note payable — affiliate is netted against the $1.25 million 2010 Notes and is being amortized to interest expense using the interest method from March 29, 2010 through December 31, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $903,492 and the unamortized discount was $346,508.

Interest expenses on the $1.25 million March 29, 2010 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
March 29, 2010 Borrowing	2010	2009	2010	2009	2010
Interest expense	$46,747	$—	$48,288	$—	$48,288
Discount amortization	172,308	—	177,988	—	177,988

Total	$219,055	$—	$226,276	$—	$226,276

The Company estimated the fair value of the 2010 Warrants of approximately $524,000 at March 29, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Warrants at March 29, 2010 (date of inception) are:

March 29, 2010
Expected life from grant date — in years	4.99
Expected volatility	119.82%
Risk free interest rate	2.60%
Dividend yield	—
On May 26, 2010, the Company borrowed an additional $100,000 under the Loan Agreement and the fair value of the note and of the 588,235 Warrant Shares related was $100,000 and approximately $71,000, respectively. This resulted in the Company allocating the relative fair value of approximately $58,000 of the $100,000 in proceeds to the note and approximately $42,000 to the Warrants. The Company has recorded the $42,000 freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $42,000 discount on the note payable — affiliate is netted against the $100,000 note and is being amortized to interest expense using the interest method from May 26, 2010 through December 31, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $65,221 and the unamortized discount was $34,779.
Interest expenses on the $100,000 May 26, 2010 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
May 26, 2010 Borrowing	2010	2009	2010	2009	2010
Interest expense	$1,479	$—	$1,479	$—	$1,479
Discount amortization	6,842	—	6,842	—	6,842

Total	$8,321	$—	$8,321	$—	$8,321

The Company estimated the fair value of the 2010 Warrants of approximately $42,000 at May 26, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Warrants at May 26, 2010 (date of inception) are:

May 26, 2010
Expected life from grant date — in years	4.83
Expected volatility	119.48%
Risk free interest rate	1.99%
Dividend yield	—
On June 4, 2010, the Company borrowed an additional $200,000 under the Loan Agreement and the fair value of the note and of the 1,176,471 Warrant Shares related was $200,000 and approximately $101,000, respectively. This resulted in the Company allocating the relative fair value of approximately $133,000 of the $200,000 in proceeds to the note and approximately $67,000 to the Warrants. The Company has recorded the $67,000 freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $67,000 discount on the note payable — affiliate is netted against the $100,000 note and is being amortized to interest expense using the interest method from June 4, 2010 through December 31, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $141,677 and the unamortized discount was $58,323.

Interest expenses on the $200,000 June 4, 2010 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
June 4, 2010 Borrowing	2010	2009	2010	2009	2010
Interest expense	$2,219	$—	$2,219	$—	$2,219
Discount amortization	8,605	—	8,605	—	8,605

Total	$10,824	$—	$10,824	$—	$10,824

The Company estimated the fair value of the 2010 Warrants of approximately $67,000 at June 4, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Warrants at June 4, 2010 (date of inception) are:

June 4, 2010
Expected life from grant date — in years	4.81
Expected volatility	119.88%
Risk free interest rate	1.90%
Dividend yield	—
On June 29, 2010, the Company borrowed an additional $300,000 under the Loan Agreement and the fair value of the note and of the 1,764,706 Warrant Shares related was $300,000 and approximately $135,000, respectively. This resulted in the Company allocating the relative fair value of approximately $207,000 of the $300,000 in proceeds to the note and approximately $93,000 to the Warrants. The Company has recorded the $93,000 freestanding Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $93,000 discount on the note payable — affiliate is netted against the $300,000 note and is being amortized to interest expense using the interest method from June 29, 2010 through December 31, 2010, the maturity date of the note payable. At June 30, 2010, the balance of notes payable — affiliate net of discount was $208,069 and the unamortized discount was $91,931.
Interest expenses on the $300,000 June 29, 2010 borrowing for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
June 29, 2010 Borrowing	2010	2009	2010	2009	2010
Interest expense	$247	$—	$247	$—	$247
Discount amortization	1,004	—	1,004	—	1,004

Total	$1,251	$—	$1,251	$—	$1,251

The Company estimated the fair value of the 2010 Warrants of approximately $93,000 at June 29, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Warrants at June 29, 2010 (date of inception) are:

June 29, 2010
Expected life from grant date — in years	4.74
Expected volatility	120.12%
Risk free interest rate	1.68%
Dividend yield	—

Aggregate interest expenses on the $1,850,000 2010 Loan Agreement debt for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Interest expense	$50,692	$—	$52,233	$—	$52,233
Discount amortization	188,759	—	194,439	—	194,439

Total	$239,451	$—	$246,672	$—	$246,672

At June 30, 2010 the aggregate balance of the 2010 notes payable — affiliate net of discount was $1,318,459 and the aggregate unamortized discount was $531,541. The Company has accrued interest of $52,233 as of June 30, 2010, which is included in the Balance Sheet.
Interest expenses in aggregate on the outstanding $11,850,000 debt for the three and six months ended June 30, 2010 and 2009, and for the period from inception (June 14, 2004) to June 30, 2010 were included in the statement of operations as follows:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Interest expense	$499,459	$111,781	$870,863	$128,219	$1,659,904
Discount amortization	188,759	1,041,172	198,813	1,137,951	7,143,162

Total	$688,218	$1,152,953	$1,069,676	$1,266,170	$8,803,066

At June 30, 2010 the aggregate balance of the notes payable — affiliate net of discount was $11,318,459 and the aggregate unamortized discount was $531,541. At June 30, 2010, the Company has accrued interest of $1,659,904 which is included in the Balance Sheet.
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
Common Stock — The Company’s authorized common stock was 200,000,000 shares at June 30, 2010 and December 31, 2009. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights.
At June 30, 2010 and December 31, 2009, the Company had reserved the following shares of common stock for issuance:

	June 30,	December 31,
	2010	2009

2007 Incentive Award Plan — outstanding and available to grant	3,916,326	3,328,398
Shares of common stock subject to outstanding warrants	101,050,407	83,403,348
Shares of common stock subject to conversion from series C preferred stock	13,986,013	—

Total shares of common stock equivalents	118,952,746	86,731,746

As noted below, the Series C Preferred Stock became convertible on June 13, 2010 and shares are convertible upon delivery of notice of conversion. The number of shares of common stock into which Series C Preferred Stock will be converted is based in part on the “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock. Accordingly, we have not included any Series C Preferred Stock in the table above for the period ended December 31, 2009.

Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at June 30, 2010 and December 31, 2009. There were no issued and outstanding shares of Series A Preferred Stock at June 30, 2010 and December 31, 2009.
The Company’s authorized Series C Preferred Stock was 17,000 shares at June 30, 2010 and December 31, 2009. There were 2,000 shares of Series C Preferred Stock issued and outstanding at June 30, 2010 and December 31, 2009. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock became convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock. As of June 30, 2010, the Series C Preferred Stock is convertible into 13,986,013 shares of the Company’s Common Stock.
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
2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 2,067,922 and 587,712 shares available for future grant at June 30, 2010 and December 31, 2009, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2010 and 2009, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.

A summary of stock option award activity from December 31, 2009 to June 30, 2010 follows:

		Weighted
		Average
	Option Shares	Exercise
Stock Option Awards	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2009	2,740,686	$6.90
Granted	—	—
Exercised	(43,057)	$0.03
Canceled	(849,225)	$2.16

2007 Incentive Award Plan Options Outstanding — June 30, 2010	1,848,404	$9.10

As of June 30, 2010, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 8,953 shares remain unvested and subject to repurchase by the Company in the event of employee termination.
The following table summarizes information concerning outstanding and exercisable options outstanding at June 30, 2010:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	124,897	4.91	$0.03	124,897	4.91	$0.03	124,897	$0.03
$0.14	70,992	6.28	$0.14	70,964	6.28	$0.14	70,411	$0.14
$0.15	40,000	8.47	$0.15	40,000	8.47	$0.15	40,000	$0.15
$2.38	810,437	7.47	$2.38	796,993	7.47	$2.38	529,187	$2.38
$2.90	235,000	7.55	$2.90	230,554	7.55	$2.90	141,979	$2.90
$3.48	219,400	7.09	$3.48	216,341	7.09	$3.48	155,406	$3.48
$5.10	16,725	6.93	$5.10	16,725	6.93	$5.10	16,725	$5.10
$5.55	18,586	6.93	$5.55	18,586	6.93	$5.55	18,586	$5.55
$11.25–$1023.75	312,367	4.40	$42.36	312,367	4.40	$42.36	312,367	$42.36

	1,848,404	6.71	$9.10	1,827,427	6.71	$9.17	1,409,558	$11.10

No options were granted in the six months ended June 30, 2010. The weighted average fair value of options granted was $0.1478 in the six months ended June 30, 2009. The total intrinsic value of stock options exercised was $897 and $11,865 in the six months ended June 30, 2010 and 2009, respectively.
See also Note 8 for stock options with Related Parties.
Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $9,735 and $15,771 in stock-based compensation expense in the three months ended June 30, 2010 and 2009, respectively, $24,444 and $31,286 in the six months ended June 30, 2010 and 2009, respectively, and $90,360 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to June 30, 2010. As the restricted stock awards vest through December 17, 2010, the Company will recognize the related stock-based compensation expense over the vesting period. If all of the outstanding restricted stock awards at June 30, 2010 fully vest, the Company will recognize $17,923 in the period from June 30, 2010 through December 17, 2010. However, no compensation expense will be recognized for stock awards that do not vest. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.

A summary of restricted stock activity from December 31, 2009 to June 30, 2010 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2009	423,875	$0.15
Granted	—	—
Vested	(168,848)	$0.15
Forfeited	(125,534)	$0.15

Unvested at June 30, 2010	129,493	$0.15

Warrants — Affiliates — Pursuant to the terms of the Loan Agreement as more fully discussed in Note 6 in the notes to the unaudited condensed financial statements, the Company issued to the Lenders Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the Loan Agreement, divided by the $0.12 per share exercise price of the Warrants, which is fixed on the date of the Loan Agreement. The Warrant Shares vest based on the amount of borrowings under the Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the Warrants, including that the Company did not complete a $20.0 million financing, as defined in the Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the Warrants. The Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $10.0 million of borrowings, all 83,333,333 Warrant Shares are vested and are exercisable on June 30, 2010.
As described more fully in Note 6 in the notes to the unaudited condensed financial statements, at June 30, 2010, the Company computed the fair value of the 83,333,333 Warrant Shares related to the aggregate $10.0 million of borrowings under the Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the Warrants of approximately $6.9 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Pursuant to the terms of the 2010 Loan Agreement as more fully discussed in Note 6 in the notes to the unaudited condensed financial statements, the Company issued to the Lenders the 2010 Warrants to purchase an aggregate of up to 17,647,059 shares of common stock at $0.17 per share, which will become fully exercisable to the extent that the entire $3.0 million is drawn. The number of 2010 Warrant Shares is equal to the $3.0 million maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants, which is fixed on the date of the 2010 Loan Agreement. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Notes. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015. Based on the $1.85 million of borrowings, 10,882,353 2010 Warrant Shares are vested and are exercisable on June 30, 2010.
As described more fully in Note 6 in the notes to the unaudited condensed financial statements, at June 30, 2010, the Company computed the fair value of the 10,882,353 2010 Warrant Shares related to the $1.85 million of borrowings under the 2010 Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the 2010 Warrants of approximately $725,980 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Warrants — Other — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of June 30, 2010, outstanding warrants to purchase approximately 16,429 shares of common stock at exercise prices of $10.05-$67.50 will expire at various dates through February 2013.

In July 2007 the Company granted warrants to its investor relations firm to purchase 18,586 shares of the Company’s common stock at a fixed purchase price of $3.95 per share. The warrants began vesting 30 days after the issuance date and vested over a twelve month contracted service period. The warrant expires July 31, 2017. The warrants were fully expensed in 2008.
In December 2007, the Company granted warrants to a management consultant to purchase 10,000 shares of the Company’s common stock at a fixed purchase price of $2.38 per share. The warrants are expensed as stock-based compensation expense over the vesting period in the statements of operations. The warrants expire December 17, 2012. The warrants were fully expensed in 2007.
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
The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”) effective February 2009. The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $0 and $0 in the three months ended June 30, 2010 and 2009, respectively, and $0 and $3,000 in the six months ended June 30, 2010 and 2009, respectively. While the Company did not issue any stock options in three and six months ended June 30, 2010, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 10,000 option shares granted in 2008 at a fair value of $0.0973 per share or $973 using an expected life of 5.0 years, a 1.5% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date, December 17, 2008, and expire December 17, 2018. The warrants were fully expensed in 2008. Using the Black-Scholes pricing model, the Company valued the 42,300 option shares granted in 2007 as of June 30, 2010 at fair values ranging from $0.1435 per share to $0.1610 per share or an aggregate of $6,420 using an expected life ranging from 7.34 to 7.72 years, a risk free interest rate ranging from 3.34% to 3.41%, a volatility rate ranging from 114% — 116%, and the fair market value stock price at June 30, 2010 of $0.10 per share. The options become fully vested in the period from August 2, 2011 through December 17, 2011 and expire in the period from August 2, 2017 through December 17, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations, resulting in expense of ($2,351) and $4,449 in the three months ended June 30, 2010 and 2009, respectively, and ($1,625) and $4,978 in the six months ended June 30, 2010 and 2009, respectively. The Company revalues non-employee options quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
During 2006, the Company used the services of an employee of the Company’s primary investor to act as Chief Financial Officer (“CFO”) and granted 18,586 stock option shares to the acting CFO as compensation for services rendered. The options were fully vested on March 8, 2008, and expire September 8, 2016. The warrants were fully expensed in 2008.
From the Company’s inception through February 4, 2010, the Company’s Chief Development Officer (“Officer”) was also an employee of the Company’s primary investor. The Company paid the Officer compensation of $0 and $15,000 in the three months ended June 30, 2010 and 2009, respectively and $44,384 and $30,000 in the six months ended June 30, 2010 and 2009, respectively. The Company did not grant any options to the Officer in the three or six months ended June 30, 2010, nor in the fiscal years ended December 31, 2009 and 2008. However, the Company granted 26,921, 35,685, and 15,611 shares of stock options to the Officer in 2007, 2006, and 2005, respectively. The options granted in 2005 became fully vested in the period from June 1, 2005 through June 1, 2006 and expire on June 29, 2015. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three and six months ended June 30, 2010 and 2009, respectively, as the options were fully vested in 2006. The options granted in 2006 became fully vested in the period from November 29, 2006 through November 29, 2007 and expire on November 29, 2016. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in no expense in the three and six months ended June 30, 2010 and 2009, respectively, as the options were fully vested in 2007. Using the Black-Scholes pricing model, the Company valued the 2007 options at fair values ranging from $2.43 to $5.78 per share or an aggregate fair value of $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value stock prices of the Company’s common stock on the grant dates ranging from $3.48 to $5.89 per share. The options become fully vested in the period from November 29, 2007 through August 2, 2011 and expire in the period from January 23, 2017 through August 2, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $0 and $2,747 in the three months ended June 30, 2010 and 2009, respectively, and $1,135 and $5,627 in the six months ended June 30, 2010 and 2009, respectively.
Effective July 1, 2009, the Company sub-leased property in the Company’s office facilities in its headquarters in San Francisco, California on a month-to-month basis to an affiliate of the Company’s primary investor for $279 per month. Effective May 17, 2010, the Company sub-leased additional space within the same premises to the affiliate and the lease was amended to increase the rent to $907 per month through June 30, 2010 and $930 from July 1, 2010 through June 30, 2011. The Company received rent from the tenant in the amount of $1,768 and $2,606 in the three and six months ended June 30, 2010, which were included as a reduction to rent expenses in the statement of operations for the three and six months ended June 30, 2010.
9. COMMITMENTS
Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. As more fully discussed in Note 13 in the notes to the unaudited condensed financial statements, on June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey. As a result, the Company recorded rent expense of $165,904, which reflects the fair value of net continuing lease costs for which the Company will no longer receive any economic benefit.
Rent expense, including lease abandonment costs, for the three and six months ended June 30, 2010 and 2009, respectively, and for the period from June 14, 2004 (date of inception) to June 30, 2010, and was included in the unaudited statements of operations as follows:

					Period from
					June 14, 2004
	Three months ended		Six months ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Research and development expense	$183,334	$30,496	$213,830	$60,993	$731,554
General and administrative expense	43,587	78,561	121,939	157,122	1,039,299

Total	$226,921	$109,057	$335,769	$218,115	$1,770,853

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to June 30, 2010 are as follows:

Amount
July through December 2010	$220,503
2011	445,777
2012	362,468
2013	139,742

Total minimum lease payments	$1,168,490

Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarter lease has been extended through May 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through April 2, 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent. As more fully described in Note 13 to the unaudited condensed financial statements, on June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey.

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
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company may have experienced a change of control which could result in a substantial reduction to the previously reported net operating losses at December 31, 2008; however, the Company has not performed a change of control study and therefore has not determined if such change has taken place and if such a change has occurred the related reduction to the net operating loss carryforwards. As of June 30, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
As of June 30, 2010, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 10 to the Financial Statements in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.
11. EMPLOYEE BENEFIT PLANS
The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2010 and 2009. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $58,869 and $35,355 in the six months ended June 30, 2010 and 2009, respectively, and $208,523 for the period from June 14, 2004 (date of inception) to June 30, 2010.
12. RESTRUCTURING COSTS
On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $0 and $106,959 in the three and six months ended June 30, 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $411,000, and non-cash charges of $227,000 primarily related to costs associated with excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company paid terminated employees $178,000 for amounts accrued for unused vacation and sick pay. The total cash cost of the restructuring costs, and amounts for accrued COBRA, vacation and sick pay, was $589,000, of which $5,940 has not been paid and is included in accrued restructuring costs on the unaudited condensed balance sheet as of June 30, 2010. Non-cash costs of restructuring of $160,725 which consists of excess facility lease costs, have been accrued, of which $116,721 is a current obligation and $44,004 is a long-term obligation on the unaudited condensed balance sheet as of June 30, 2010.
13. LEASE ABANDONMENT COSTS
On June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey. Previously, the Company had leased approximately 4,979 square feet in Princeton, New Jersey, where its Senior Vice President, Research and Development, was located. This lease was to have expired on April 2, 2012. In addition, the Company had been subleasing a portion of the space. The sublease was to have expired on January 15, 2012. As a result, the Company recorded a liability and a research and development operating expense of $165,904, which reflects the fair value of net continuing lease costs for which the Company will no longer receive any economic benefit. On June 30, 2010, the balance of the liability was $159,472 of which the current portion of $83,748 was included in accrued expenses and other liabilities on the balance sheet, and the long term portion of $75,724 was included in long-term accrued expenses and other liabilities on the balance sheet.

14. SUBSEQUENT EVENTS
2010 Loan Agreement Borrowings
In July 2010, the Company borrowed an additional $850,000 in principal amount for general corporate purposes under the 2010 Loan Agreement more fully discussed in Note 6. The Company has previously borrowed $1,850,000 in principal amounts and following these additional borrowings, the Company may, subject to approval from the Lenders, borrow in the aggregate up to an additional $300,000 at subsequent closings. A total of 5,000,000 of the 17,647,059 2010 Warrant Shares vested immediately bringing the aggregate vested and exercisable 2010 Warrant Shares held by the Lenders to 15,882,353 shares. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015.
Leased Property
The Company plans to sublease a portion of its office facilities at its headquarters in San Francisco, California.

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
On May 1, 2009, the Company announced results of a sub-study of the ACS Phase 2 clinical trial of VIA-2291 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009 in Washington D.C. The Company found that in 64 slice multi-detector computed tomography (“MDCT”) scans of patients with low density plaques demonstrated statistically significant, lower plaque volumes in combined VIA-2291 treated groups compared to placebo. A publication describing these results was published on-line February 27, 2010 by Circulation, Cardiovascular Imaging (Jean-Claude Tardif, Philippe L. L’Allier, Reda Ibrahim, Jean C. Grégoire, Anna Nozza, Mariève Cossette, Simon Kouz, Marc-André Lavoie, Janie Paquin, Tilmann M. Brotz, Rebecca Taub, and Josephine Pressacco Treatment with 5-Lipoxygenase Inhibitor VIA-2291 (Atreleuton) in Patients with Recent Acute Coronary Syndrome Circ Cardiovasc Imaging first published on February 27, 2010 as doi:10.1161/CIRCIMAGING.110.937169, and the final publication was in the May 2010 issue Circ Cardiovasc Imaging. 2010;3:298-307. Together the results of the CEA and ACS-MDCT studies suggest that VIA-2291 may reduce the coronary plaques that lead to heart attacks and stroke.
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
A publication describing the results of the ACS/MDCT study was published on-line February 27, 2010 by Circulation, Cardiovascular Imaging (Jean-Claude Tardif, Philippe L. L’Allier, Reda Ibrahim, Jean C. Grégoire, Anna Nozza, Mariève Cossette, Simon Kouz, Marc-André Lavoie, Janie Paquin, Tilmann M. Brotz, Rebecca Taub, and Josephine Pressacco Treatment with 5-Lipoxygenase Inhibitor VIA-2291 (Atreleuton) in Patients with Recent Acute Coronary Syndrome Circ Cardiovasc Imaging first published on February 27, 2010 as doi:10.1161/CIRCIMAGING.110.937169), and the final publication was in the May issue Circ Cardiovasc Imaging. 2010;3:298-307. Together the results of the CEA and ACS-MDCT studies suggest that VIA-2291 may reduce the coronary plaques that lead to heart attacks and stroke.
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
Through June 30, 2010, the Company has been primarily engaged in developing initial procedures and product technology, screening and in-licensing of target compounds, clinical trial activity, and raising capital. The Company is organized and operates as one operating segment.
The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of June 30, 2010, the Company’s accumulated deficit was approximately $86.6 million. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
On March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense or research and development activities.

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
In March 2010, the Company entered into the 2010 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. Subsequently, the Company made $100,000, $200,000 and $300,000 borrowings under the Loan Agreement on May 26, 2010, June 4, 2010, and June 29, 2010, respectively. According to the terms of the 2010 Loan Agreement, the debt is due to the Lenders on December 31, 2010. As discussed in Note 14 in the notes to the unaudited financial statements, the Company borrowed an additional $850,000 in subsequent borrowings in July 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.
The Company had $158,000 in cash at June 30, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet only a portion of its current obligations. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and the 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
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
Research and development (“R&D”) expense represented 42% and 47% of total operating expense for the three months ended June 30, 2010 and 2009, respectively, 35% and 49% for the six months ended June 30, 2010 and 2009, respectively, and 54% for the period from June 14, 2004 (date of inception) to June 30, 2010. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Externally generated R&D expense	$68,741	$817,598	$388,637	$2,253,473	$29,093,828
Internally generated R&D expense	508,255	690,455	980,054	1,389,336	13,181,041

Total	$576,996	$1,508,053	$1,368,691	$3,642,809	$42,274,869

Externally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
In-licensing expenses	$—	$—	$—	$400,000	$5,270,000
CRO and investigator expenses	1,485	157,512	18,664	688,266	10,768,003
Consulting expenses	15,108	435,075	122,721	704,204	6,541,390
Other	52,148	225,011	247,252	461,003	6,514,435

Total	$68,741	$817,598	$388,637	$2,253,473	$29,093,828

Internally generated research and development expenses consist primarily of the following:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Payroll and payroll related expenses	$243,473	$438,439	$568,820	$921,015	$9,075,979
Stock-based compensation	35,633	115,703	85,904	216,814	1,181,698
Travel and entertainment expenses	13,860	66,231	43,281	105,016	1,198,900
Other	215,289	70,082	282,049	146,491	1,724,464

Total	$508,255	$690,455	$980,054	$1,389,336	$13,181,041

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
Results of Operations
Comparison of the three months ended June 30, 2010 and 2009
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the three months ended June 30, 2010 and 2009 together with the change in such items in dollars and as a percentage:

	For the Three Months Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	576,996	1,508,053	(931,057)	(62)%
General and administrative expense	812,509	1,729,884	(917,375)	(53)%
Interest expense	696,973	1,152,953	(455,980)	(40)%
Other expense	6,160	299	5,861	1,960%
Revenue. The Company did not generate any revenue in the three months ended June 30, 2010 and 2009, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.

Research and Development Expense. Research and development expense decreased 62%, or $931,000 from $1,508,000 in the three months ended June 30, 2009 to $577,000 in the three months ended June 30, 2010. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased $156,000 from $157,000 in the three months ended June 30, 2009 to $1,000 in the three months ended June 30, 2010 primarily due to the completion of the ACS and CEA Phase 2 clinical trials in 2008, and the completion of the FDG-PET Phase 2 clinical trial in 2009. Lab data analysis and other R&D expenses decreased $173,000 from $225,000 in the three months ended June 30, 2009 to $52,000 in the three months ended June 30, 2010. The $173,000 decrease consisted a decrease of $29,000 in the ACS, CEA and FDG-PET Phase II clinical trial expenses, a decrease of $100,000 in VIA-2291 general development expenses; a decrease of $64,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291; net of an increase of $19,000 in drug development expenses for one of the Roche compounds and a $1,000 increase in PDE4 development. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $348,000 from $691,000 in the three months ended June 30, 2009 to $343,000 in the three months ended June 30, 2010 primarily due to a reduction in the number of employees that resulted from the restructuring in March 2010. Consulting expenses decreased $420,000 from $435,000 in the three months ended June 30, 2009 to $15,000 in the three months ended June 30, 2010 primarily due to the completion of the Phase 2 clinical trials. Lease abandonment costs increased $166,000 from $0 in the three months ended June 30, 2009 to $166,000 in the three months ended June 30, 2010 due to the early termination of the leased office space in Princeton, New Jersey in June of 2010.
General and Administrative Expense. General and administrative expense decreased 53%, or $917,000, from $1,730,000 in the three months ended June 30, 2009 to approximately $813,000 in the three months ended June 30, 2010. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $702,000 from $989,000 in the three months ended June 30, 2009 to $287,000 in the three months ended June 30, 2010, primarily due to a reduction in the number of employees that resulted from the restructuring in March 2010. Corporate and facilities general and administrative expenses decreased $267,000 from $647,000 in the three months ended June 30, 2009 to $380,000 in the three months ended June 30, 2010 primarily due to the March 2010 restructuring. The $267,000 decrease consisted of a $21,000 decrease in audit expense, a decrease of $56,000 in legal expense, a $125,000 decrease in board fees, investor relations expenses, SEC printing expenses and other public company expenses, and a $65,000 decrease in facilities, IT and depreciation expenses. Consulting expenses increased $52,000 from $94,000 in the three months ended June 30, 2009 to $146,000 in the three months ended June 30, 2010 due primarily to the use of strategic consulting services necessary as a result of the March 2010 restructuring.
Interest Expense. Interest expense decreased 40% or $456,000 from $1,153,000 in the three months ended June 30, 2009 to $697,000 in the three months ended June 30, 2010. Interest on the BCC notes increased $388,000 from $112,000 in the three months ended June 30, 2009 to $500,000 in the three months ended June 30, 2010. Interest from the amortization of BCC notes discounts decreased $852,000 from $1,041,000 in the three months ended June 30, 2009 to $189,000 in the three months ended June 30, 2010 due primarily to a decrease of $3,333,000 in the amount of amortizable discount on notes payable from $4,059,000 in the three months ended June 30, 2009 to $726,000 in the three months ended June 30, 2010. Interest on excess lease facility costs was $6,000 in the three months ended June 30, 2010. Interest on the abandonment of the leased Princeton office space was $2,000 in the three months ended June 30, 2010.
Other Expense. Other expense increased $5,861 from other expense of $299 in the three months ended June 30, 2009 to other expense of $6,160 in the three months ended June 30, 2010. Unrealized losses on foreign exchange transactions decreased $33 from losses of $36 in the three months ended June 30, 2009 to unrealized losses of $3 in the three months ended June 30, 2010. Realized losses on foreign exchange transactions decreased $263 from realized losses of $263 in the three months ended June 30, 2009 to realized losses of $0 in the three months ended June 30, 2010. Losses on the disposal of fixed assets increased $6,160 from $0 in the three months ended June 30, 2009 to $6,160 in the three months ended June 30, 2010.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.

Comparison of the six months ended June 30, 2010 and 2009
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the six months ended June 30, 2010 and 2009 together with the change in such items in dollars and as a percentage:

	For the Six Months Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	1,368,691	3,642,809	(2,274,118)	(62)%
General and administrative expense	2,451,951	3,793,904	(1,341,953)	(35)%
Restructuring costs	106,959	—	106,959	—
Interest expense	1,078,432	1,266,170	(187,738)	(15)%
Other income/(expense)	(6,358)	9,556	(15,914)	(167)%
Revenue. The Company did not generate any revenue in the six months ended June 30, 2010 and 2009, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expense. Research and development expense decreased 62%, or $2,274,000, from $3,643,000 in the six months ended June 30, 2009 to $1,369,000 in the six months ended June 30, 2010. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased $670,000 from $688,000 in the six months ended June 30, 2009 to $18,000 in the six months ended June 30, 2010 primarily due to the completion of the ACS and CEA Phase 2 clinical trials in 2008, and the completion of the FDG-PET Phase 2 clinical trial in 2009. Lab data analysis and other R&D expenses decreased $214,000 from $461,000 in the six months ended June 30, 2009 to $247,000 in the six months ended June 30, 2010. The $214,000 decrease consisted of a decrease of $126,000 in the ACS, CEA and FDG-PET Phase II clinical trial expenses, a decrease of $149,000 in VIA-2291 general development expenses; a decrease of $74,000 in expenses associated with the DNA isolation and genotyping study associated with the development of VIA-2291; net of an increase of $135,000 in drug development expenses for one of the Roche compounds. In-licensing expenses decreased $400,000 from $400,000 in the six months ended June 30, 2009 to $0 in the six months ended June 30, 2010 due to the in-licensing of two Roche compounds in the six months ended June 30, 2009. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $575,000 from $1,390,000 in the six months ended June 30, 2009 to $815,000 in the six months ended June 30, 2010 primarily due to a reduction in the number of employees that resulted from the restructuring in March 2010. Consulting expenses decreased $581,000 from $704,000 in the six months ended June 30, 2009 to $123,000 in the six months ended June 30, 2010 primarily due to the completion of the Phase 2 clinical trials. Lease abandonment costs increased $166,000 from $0 in the three months ended June 30, 2009 to $166,000 in the three months ended June 30, 2010 due to the early termination of the leased office space in Princeton, New Jersey in June of 2010.
General and Administrative Expense. General and administrative expense decreased 35%, or $1,342,000, from $3,794,000 in the six months ended June 30, 2009 to $2,452,000 in the six months ended June 30, 2010. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $838,000 from $2,009,000 in the six months ended June 30, 2009 to $1,171,000 in the six months ended June 30, 2010, primarily due to a reduction in the number of employees that resulted from the restructuring in March 2010. Corporate and facilities general and administrative expenses decreased $510,000 from $1,558,000 in the six months ended June 30, 2009 to $1,048,000 in the six months ended June 30, 2010 primarily due to the March 2010 restructuring. The $510,000 decrease consisted of a $131,000 increase in audit expense; net of a $392,000 decrease in legal expense, a $171,000 decrease in board fees, investor relations expenses, SEC printing expenses and other public company expenses, and a $78,000 decrease in facilities, IT and depreciation expenses. Consulting expenses increased $6,000 from $227,000 in the six months ended June 30, 2009 to $233,000 in the six months ended June 30, 2010 due primarily to the use of strategic consulting services necessary as a result of the March 2010 restructuring.
Restructuring Costs. On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of $106,959 in the six months ended June 30, 2010. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $411,000, and non-cash charges of $227,000 primarily related to costs associated with excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company paid terminated employees $178,000 for amounts accrued for unused vacation and sick pay. The total cash cost of the restructuring costs, and amounts for accrued COBRA, vacation and sick pay, was $589,000, of which $5,940 has not been paid and is included in accrued restructuring costs on the unaudited condensed balance sheet as of June 30, 2010. Non-cash costs of restructuring of $160,725 have been accrued, of which $116,721 is a current obligation and $44,004 is a long-term obligation on the unaudited condensed balance sheet as of June 30, 2010.

Interest Expense. Interest expense decreased $188,000 from $1,266,000 in the six months ended June 30, 2009 to $1,078,000 in the six months ended June 30, 2010. Interest on the notes payable increased $744,000 from $128,000 in the six months ended June 30, 2009 to $871,000 in the six months ended June 30, 2010. Interest from the amortization of BCC notes discounts decreased $939,000 from $1,138,000 in the six months ended June 30, 2009 to $199,000 in the six months ended June 30, 2010 due primarily to a decrease of $3,333,000 in the amount of amortizable discount on notes payable from $4,059,000 in the six months ended June 30, 2009 to $726,000 in the six months ended June 30, 2010. Interest on excess lease facility costs was $6,000 in the six months ended June 30, 2010. Interest on the abandonment of the leased Princeton office space was $2,000 in the six months ended June 30, 2010.
Other Income/(Expense). Other expense increased 167% or $15,914 from other income of $9,556 in the six months ended June 30, 2009 to other expense of $6,358 in the six months ended June 30, 2010. Unrealized gains on foreign exchange transactions increased $5,002 from losses of $4,450 in the six months ended June 30, 2009 to gains of $552 in the six months ended June 30, 2010. Realized losses on foreign exchange transactions increased $14,759 from gains of $14,006 in the six months ended June 30, 2009 to losses of $753 in the six months ended June 30, 2010. Losses on the disposal of fixed assets increased $6,157 from $0 in the six months ended June 30, 2009 to $6,157 in the six months ended June 30, 2010.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to June 30, 2010, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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

In March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million as more fully described in Note 6 in the notes to the unaudited condensed financial statements. On March 29, 2010, The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial amount of $1.25 million. Subsequently, the Company borrowed an additional $600,000 in installments of $100,000, $200,000 and $300,000 borrowings under the 2010 Loan Agreement on May 26, 2010, June 4, 2010, and June 29, 2010, respectively. As described in Note 14 in the notes to the unaudited condensed financial statements, the Company borrowed an additional $850,000 in subsequent borrowings in July 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement According to the terms of the original 2010 Loan Agreement, the debt and related interest is due to the Lenders on December 31, 2010.
The Company had $158,000 in cash at June 30, 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings in addition to the $850,000 borrowed in July of 2010 pursuant to the terms of the 2010 Loan Agreement. Management believes that, under normal continuing operations, the total amount of cash available under the 2010 Loan Agreement, if borrowed, will enable the Company to meet only a portion of its current obligations. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the Loan Agreement and the 2010 Loan Agreement, and to meet its ongoing working capital requirements. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
Global market and economic conditions have been, and continue to be, disrupted and volatile. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the vested warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share are exercised by the Lenders, and to the extent the vested warrants granted to the Lenders in the 2010 Loan Agreement to purchase an aggregate of 17,647,059 shares of common stock at an exercise price of $0.17 per share are exercised by the Lenders existing stockholders’ ownership in the Company will be significantly diluted. Any new debt financing the Company enters into may involve covenants that restrict its operations. The Loan Agreement and 2010 Loan Agreement with the Lenders includes restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the Loan Agreement and 2010 Loan Agreement are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to June 30, 2010 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2007. No convertible notes were issued in the three or six months ended June 30, 2010 nor in the years ended December 31, 2009 and 2008.
The Company’s cash on hand decreased approximately $2.75 million from $2.9 million at June 30, 2009 to $158,000 at June 30, 2010. In the twelve months ended June 30, 2010, the Company received $5.85 million in cash inflows and disbursed $8.6 million in cash outflows resulting in the approximately $2.75 million decrease in cash. Cash inflows of $5.85 million consisted of $5.85 million in proceeds from borrowings on the affiliate loan arrangements. Cash outflows of $8.6 million consisted of $3.9 million in payments for payroll and related expenses, $1.7 million in payments for research and development related expenses, $1.0 million in payments to consultants for consulting services, $600,000 in payments for legal services, $400,000 in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $1.0 million in payments for travel reimbursement, facilities and other office related expenses.

The Company used $3.9 million and $7.1 million in net cash from operations in the six months ended June 30, 2010 and 2009, respectively, and $69.4 million for the period from June 14, 2004 (date of inception) to June 30, 2010. The $3.2 million decrease in the net cash used in operations was comprised of a $3.7 million decrease in net loss from $8.7 million in the six months ended June 30, 2009 to $5.0 million in the six months ended June 30, 2010, a $300,000 decrease in the change in net assets, a $3,000 decrease in the change in net liabilities, an $939,000 decrease in the change in amortization of the discount on notes payable, a $160,000 increase in excess facility lease costs resulting from the restructuring, a $166,000 increase in lease abandonment costs, a $6,000 increase in the change in accrued restructuring costs, a $743,000 increase in the change in interest payable to affiliate, a $30,000 decrease in deferred rent, a $17,000 decrease in depreciation and amortization, an $72,000 increase in the disposal of fixed assets, and a decrease of $284,000 in stock-based compensation expense. The $3.7 million decrease in net loss was the result of a decrease of $2.3 million in research and development expenses, a $1.3 million decrease in general and administrative expenses; net of a $107,000 increase in restructuring costs, a $188,000 decrease in interest expense and a $16,000 increase in other expense. For the period from June 14, 2004 (date of inception) to June 30, 2010, the Company used $69.4 million of net cash in operating activities which was comprised of inception-to-date net losses of $86.6 million, net of $12.5 million non-cash expenses, including $4.4 million inception-to-date stock-based compensation expense, $600,000 in depreciation and deferred rent expenses, $7.1 million in interest expense from the amortization of the discount on notes payable, $160,000 in excess facility lease costs, $166,000 in lease abandonment costs, and $76,000 in disposals of fixed assets; and net of $4.7 million net increase in the change in net assets and liabilities. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
The Company used $0 and $7,000 in net cash from investing activities in the six months ended June 30, 2010 and 2009, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to June 30, 2010. The Company used $0 and $7,000 in cash for capital expenditures in the six months ended June 31, 2010 and 2009, respectively. From June 14, 2004 (date of inception) to June 30, 2010, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $664,000 in capital expenditures.
The Company received $1.85 million and $6.0 million in net cash from financing activities in the six months ended June 30, 2010 and 2009, respectively, primarily through the issuance of debt to the Company’s principal investor in the amount of $1.85 million and $6.0 million in the six months ended June 30, 2010 and 2009, respectively. The Company also received $1,292 and $1,933 in cash from employee exercises of stock options in the six months ended June 30, 2010 and 2009, and used $763 and $0 to repurchase and retire common stock in the six months ended June 30, 2010 and 2009, respectively. From June 14, 2004 (date of inception) to June 30, 2010, the Company received $59.4 million in net cash provided by financing activities, $11.85 million in notes payable borrowings from the Company’s principal stockholder, $24.4 million of cash received through the issuance of secured convertible debt, $23.1 million of net cash received through the equity financing completed in 2007, and $50,000 of cash received from employee and consultant exercises of stock options.
Contractual Obligation and Commitments
The following table describes the Company’s contractual obligations and commitments as of June 30, 2010:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations (1)	$1,168,490	$441,687	$726,803	$—	$—
Notes and related interest payable — affiliate (2)	13,509,904	13,509,904	—	—	—
Uncertain tax positions (3)	—	—	—	—	—
Licensing agreements (4)	—	—	—	—	—

	$14,678,394	$13,951,591	$726,803	$—	$—

(1)
Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California and its clinical operations location in Princeton, New Jersey. In January 2008, the Company expanded and extended both leases to ensure adequate facilities for current activities. The San Francisco headquarters lease has been extended through May 31, 2013 and has been expanded to a total of 8,180 square feet. The lease amendment resulted in an increase of approximately $1.5 million in future rent. The lease amendment to the Princeton, New Jersey facility extends the lease through April 2, 2012 and has been expanded to a total of 4,979 square feet. The lease amendment resulted in an increase of approximately $330,000 in future rent. As more fully described in Note 13 to the unaudited condensed financial statements, on June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey.

(2)
As more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2009, the Company entered into the Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of the Notes delivered under the Loan Agreement. On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. The Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of June 30, 2010, the Company accrued $1,607,671 in interest payable — affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) April 1, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. While the Lenders have not declared an event of default, the Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher 18% per annum beginning April 1, 2010.

Also as more fully described in Note 6 in the notes to the unaudited condensed financial statements, in March 2010, the Company entered into an additional Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes (collectively, the “2010 Notes”) delivered under the 2010 Loan Agreement. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. During the three months ended June 30, 2010, the Company borrowed $100,000 on May 26, 2010, $200,000 on June 4, 2010, and another $300,000 on June 29, 2010. As discussed in Note 14 in the notes to the unaudited financial statements, the Company borrowed an additional $850,000 in subsequent borrowings in July 2010. Subject to the Lenders’ approval, the Company may borrow in the aggregate up to an additional $300,000 at subsequent closings pursuant to the terms of the 2010 Loan Agreement and 2010 Notes. The 2010 Notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of June 30, 2010, the Company accrued $52,233 in interest payable - affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the 2010 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity.

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
Incentive Award Accruals
The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company has accrued incentive compensation expenses of $767,185 and $1,308,043 at June 30, 2010 and December 31, 2009, respectively, for liabilities associated with these employee and executive incentive award plans.

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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of June 30, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 125% and 106%, respectively, as of June 30, 2010, and 135% and 90%, respectively as of June 30, 2009. The blended volatility rate was approximately a range from 112% to 114% as of June 30, 2010 and 105% as of June 30, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 4.78% and 2.64% as of June 30, 2010 and 2009, respectively, using the Company’s historical data. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of June 30, 2010 and 2009, respectively.
The assumptions used to value option and restricted stock award grants for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Expected life from grant date	6.42–7.47	6.08	6.42–7.47	6.08
Expected volatility	112%–114%	105%	112%–114%	105%
Risk free interest rate	2.23%–2.50%	2.89%	2.23%–2.50%	2.89%
Dividend yield	—	—	—	—

The following table summarizes stock-based compensation expenses related to stock options and warrants for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010, which were included in the statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development expense	$32,107	$111,778	$78,797	$208,995	$1,158,223
General and administrative expense	104,682	231,250	326,001	473,085	3,130,863

Total	$136,789	$343,028	$404,798	$682,080	$4,289,086

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $761,000 in compensation expense over a weighted average remaining period of 1.25 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
The following table summarizes stock-based compensation expenses related to employee restricted stock awards for the three and six months ended June 30, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to June 30, 2010, which were included in the statements of operations in the following captions:

					Period from
					June 14, 2004
	Three Months Ended		Six Months Ended		(date of inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development expense	$3,526	$3,926	$7,107	$7,820	$23,475
General and administrative expense	6,209	11,845	17,337	23,466	66,885

Total	$9,735	$15,771	$24,444	$31,286	$90,360

If all of the remaining non-vested restricted stock awards that have been granted became vested, we would recognize approximately $18,000 in compensation expense over a weighted average remaining period of 0.50 years. However, no compensation expense will be recognized for any stock option awards that do not vest.
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
•
the other risks described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
On March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense or research and development activities.
As a result of the restructuring, the Company made significant changes in internal control over financial reporting to mitigate the risks associated with a lack of segregation of duties that resulted from the reduction in force. Specifically, the Company increased the use of highly qualified financial consultants to analyze all financial transactions for the three and six months ended June 30, 2010, prepare bank reconciliations for each month in the three months ended June 30, 2010, and prepare and independently review financial statements for external reporting purposes in accordance with GAAP for the review and approval of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer.
The changes in internal control over financial reporting provides management with reasonable assurance that (1) the maintenance of records is in reasonable detail and accurately and fairly reflects the transactions and dispositions of the assets of the Company; (2) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (3) any unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements will be prevented or timely detected.
PART II. — OTHER INFORMATION

Item 1A.	Risk Factors
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 are hereby supplemented to include the following:
Risks Related to the Company’s Financial Results
The Company is in default under the Loan Agreement, which could lead to a foreclosure on the Company’s assets.
All outstanding principal and accrued interest under the Loan Agreement was due on April 1, 2010. While the Lenders have not declared an event of default, the Company failed to repay the loan on April 1, 2010. As a result, the Lenders may demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the Loan Agreement, which would cause the Company to cease operations. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, it may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.

The Company may not be able to pay third-party vendors and suppliers, which could adversely affect the Company’s business, financial condition and results of operations.
The Company may not be able to pay third-party vendors or suppliers for services performed in the ordinary course of business. This may cause third-party vendors or suppliers to withhold goods and services and may subject the Company to litigation, as well as interest and late charges, which will increase our cost of operations and could adversely affect our business, financial condition and results of operations.

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

Exhibit
Number		Description
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
Date: August 16, 2010

VIA PHARMACEUTICALS, INC.
By:	/s/ Karen S. Wright
Karen S. Wright
Vice President, Controller Duly Authorized Officer and Principal Financial Officer