Form 10-K
period 2010-12-31
VIA Pharmaceuticals, Inc.
filed 2011-03-24
CIK 1003929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $973,575 based upon the closing sales price of the registrant’s common stock on the Pink Sheets on such date.
The number of shares of the registrant’s Common Stock outstanding as of March 1, 2011 was 20,558,446.

i

PART I
Forward-looking statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the ability and willingness of active market makers in our Company’s common stock to trade the Company’s common stock on the Pink Sheets under a “piggyback qualification”;
•	the Company’s ability to borrow additional amounts under the 2010 loan, as amended, from Bay City Capital, as described in Note 6 in the Notes to the Financial Statements;
•
the Company’s ability to obtain necessary financing in the near term, including amounts necessary to repay the 2009 loan from Bay City Capital following the April 1, 2010 maturity date, and the 2010 loan, as amended, from Bay City Capital by the September 30, 2011 maturity date (or earlier if certain repayment acceleration provisions are triggered);

•	the Company’s ability to control its operating expenses;
•	the Company’s ability to comply with covenants included in the loans with Bay City Capital;
•	the Company’s ability to operate its business following the restructuring, as described in Note 12 in the Notes to the Financial Statements;
•	the Company’s ability to comply with its reporting obligations under the rules and regulations promulgated by the Securities and Exchange Commission following the restructuring;
•	the Company’s ability to timely recruit and enroll patients in any future clinical trials;
•
complexities in designing and implementing cardiometabolic clinical trials using surrogate endpoints in Phase 1 and Phase 2 clinical trials which may differ from the ultimate endpoints required for registration of a candidate drug;

•	if the results of the ACS, CEA and FDG-PET studies, upon further review and analysis, are revised, interpreted differently by regulatory authorities or negated by later stage clinical trials;
•	the Company’s ability to obtain necessary FDA approvals;
•	the Company’s ability to successfully commercialize VIA-2291;
•	the Company’s ability to identify potential clinical candidates from the family of DGAT1 compounds licensed and move them into preclinical development;
•	the Company’s ability to obtain and protect its intellectual property related to its product candidates;
•	the Company’s potential for future growth and the development of its product pipeline, including the THR beta agonist candidate and the other compounds licensed from Roche;
•	the Company’s ability to obtain strategic opportunities to partner and collaborate with large biotechnology or pharmaceutical companies to further develop VIA-2291;

•	the Company’s ability to form and maintain collaborative relationships to develop and commercialize our product candidates;
•	general economic and business conditions; and
•	the other risks described under the heading “Risk Factors” in Part I, Item 1A below.
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
Business Overview
VIA Pharmaceuticals, Inc. is a biotechnology company focused on the treatment of cardiovascular and metabolic diseases. VIA is building a pipeline of small-molecule drugs that target cardiovascular and metabolic diseases. Metabolic diseases such as diabetes, obesity and dyslipidemia are highly prevalent world-wide and have both genetic and environmental etiologies. Ultimately, these metabolic diseases progress into more severe forms of diabetes and cardiovascular disease leading to diabetic complications such as blindness, heart attacks and strokes.
VIA’s current drug development pipeline includes (i) VIA-3196, a Phase-1 ready liver-directed thyroid hormone receptor (“THR”) beta agonist that targets dyslipidemia, including high LDL cholesterol, high triglycerides and elevated Lp(a), (ii) a Diacylglycerol Acyl Transferase 1 (“DGAT1”) inhibitor for diabetes, with upside potential in weight control and dyslipidemia, and (iii) VIA’s 5-LO inhibitor, VIA-2291, which targets the treatment of atherosclerotic plaque, an underlying cause of heart attack, stroke and other vascular diseases.
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
Liver-directed THR Beta Agonist (VIA-3196)
The liver-directed THR beta agonist, VIA-3196, is a clinically ready candidate for dyslipidemia to lower LDL cholesterol, triglyceride levels and Lp(a). The THR beta agonist is an orally administered, small-molecule beta-selective Thyroid Hormone Receptor agonist designed to specifically target receptors in the liver involved in metabolism and cholesterol regulation, and avoid side effects associated with Thyroid Hormone receptor activation outside the liver. The mechanism by which THR beta lowers cholesterol is distinct from statins and is believed to primarily be mediated by increased cholesterol excretion out of the body through the bile. The compound also reduces triglycerides in the liver by increasing fat metabolism. Preclinical studies demonstrated a rapid reduction of non-HDL cholesterol and the drug was shown to be synergistic with statins in animal studies. VIA will investigate the possibility of using the THR beta agonist alone or in combination with statins for the treatment of hypercholesterolemia in high risk patients whose LDL cholesterol is not controlled by statins alone. In addition, in animal studies, insulin sensitization and glucose lowering were observed making this compound a possible treatment of patients with type 2 diabetes in combination with other diabetes medications. The Phase 1 clinical trials planned for VIA-3196 anticipated in 2011 will provide safety information and demonstrate proof of concept for LDL cholesterol lowering. The Company filed an Investigational New Drug (“IND”) application with the FDA on September 3, 2010 (IND #109408). The IND is required before the Company can proceed with human clinical trials. The IND contains the plans for the clinical studies and gives a complete picture of the drug, including its structural formula, animal test results, and manufacturing information. The IND is currently open to conduct the initial Phase1 clinical study.

DGAT1
The preclinical DGAT1 metabolic disorders program targets the treatment of type 2 diabetes and has potential benefit in dyslipidemia and body weight loss. DGAT1 is an enzyme that catalyzes triglyceride synthesis and fat storage. Triglycerides are the principal component of fat, which is the major repository for storage of metabolic energy in the body. Overweight and obese individuals have significantly greater triglyceride levels, making them more prone to diabetes and its associated metabolic complications. DGAT1 inhibitors are an innovative class of compounds that may modify the way that lipids are absorbed in the intestine leading to elevation of peptides. In studies of obese animals, DGAT1 inhibitors have been shown to induce weight loss and improve insulin sensitization, glucose tolerance and lipid levels. These observations suggest DGAT1 inhibitors may have the potential to treat obesity, diabetes and dyslipidemia. VIA intends to identify potential clinical candidates from the compounds in this program and begin IND-enabling studies.
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
VIA-2291 is a selective and reversible inhibitor of 5-LO, which is a key enzyme in the biosynthesis of leukotrienes (important mediators of inflammation involved in the development and progression of atherosclerosis). Potentially a complement to current standard of care therapies that treat risk factors, such as statins, antiplatelet and blood pressure medications, VIA-2291 could be beneficial to more than 15 million patients who suffer from atherosclerosis and cardiovascular disease.
VIA-2291 was studied in three Phase 2 clinical trials with novel study designs aimed at providing evidence of plaque modification and systemic anti-inflammatory effects as early as possible in the clinical development process.
VIA completed the Phase 2 ACS Trial in 191 patients at 15 clinical sites in the United States and Canada for patients with Acute Coronary Syndrome (ACS) who experienced a recent heart attack. In addition, the Company has completed the Phase 2 CEA Trial of VIA-2291 at clinical sites in Italy for patients who underwent a carotid endarterectomy (“CEA”).
Results from the CEA and ACS Phase 2 trials were presented at the American Heart Association (AHA) 2008 Scientific Sessions on November 9, 2008. A sub-study of over 85 patients in the ACS Phase 2 trial elected to continue in the study for an additional 12 weeks, receiving either placebo of VIA-2291 on top of standard medical care. Following treatment these patients received a 64 slice multi-detector computed tomography (“MDCT”) scan which was compared to a baseline scan. Results of this sub-study were presented May 2009 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009. The results of the ACS study are published in Circulation Cardiovascular Imaging by lead author and principal investigator Jean-Claude Tardif (2010;3:298-307).
VIA completed its third Phase 2 clinical trial of VIA-2291, the FDG-PET Trial — an experimental non-invasive imaging technique that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing FDG uptake into vascular beds. The Company enrolled 52 patients following an Acute Coronary Syndrome event, such as heart attack or unstable angina, into the 24 week, randomized, double blind, placebo-controlled study, which was run at clinical sites in the United States and Canada.

Overall, the studies demonstrated potent dose-dependent inhibition of Leukotrienes B4 and E4 by VIA-2291. Systemic and plaque anti-inflammatory effects were observed, including statistically significant inhibition of hsCRP with the 100 mg dose. Inflammatory genes in unstable plaques were down-regulated with VIA-2291 treatment. Serial multi-detector Computed Tomography (“MDCT”) indicated a statistically significant reduction in non-calcified plaque volume and the number of patients developing new coronary lesions with VIA-2291 treatment.
The Phase 3 trial for VIA -2291 will test the ability of the drug to reduce heart attacks and strokes in a high risk cardiovascular patient population. Due to the size and cost of such a trial the Company believes it is best undertaken with a pharmaceutical company partner. To date VIA has been unable to establish such a collaboration. The Company continues to evaluate strategies for partnering the program but currently intends to conduct no further internally funded activities with respect to VIA-2291.
Business Strategy
The Company’s objective is to become a leading biotechnology company focused on discovering, developing and commercializing novel drugs for the treatment of unmet medical needs of cardiovascular and metabolic disease. The key elements of the Company’s business strategy are as follows:
•
Pursue the clinical development of the THR beta agonist compound licensed from Roche. The Company intends to pursue this clinically ready asset and is in the planning phases for its clinical development. The Company has filed an IND application (IND # 109408), and plans to initiate a Phase 1 clinical trials, during the first half of 2011.

•
Pursue the preclinical development of DGAT1 compounds licensed from Roche. The Company intends to pursue the preclinical development of the DGAT1 compounds in order to identify a potential lead candidate for further development in human clinical trials.

•
Pursue the development of VIA-2291. The Company seeks to develop VIA-2291 for the treatment of atherosclerotic plaque and secondary prevention of ACS in patients who have experienced a recent heart attack. The Phase 3 trial for VIA-2291 will test the ability of the drug to reduce heart attacks and strokes in a high risk cardiovascular patient population. Due to the size and cost of such a trial, the Company plans to pursue business collaborations with large biotechnology or pharmaceutical companies to conduct additional clinical trials required for regulatory approval. No further internal clinical studies are currently planned.

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

Unmet Needs in Cardiovascular and Metabolic Diseases
Metabolic Syndrome, Dyslipidemia and Diabetes
The American Heart Association currently estimates that more than 50 million Americans suffer from metabolic syndrome and its incidence is high and growing worldwide. Metabolic syndrome is generally considered a group of risk factors, including high blood pressure, insulin resistance or diabetes, unhealthy cholesterol levels, high triglycerides, abdominal fat and a pro-inflammatory state, evidenced by elevated levels of C-reactive protein in the blood. People with metabolic syndrome are at increased risk of atherosclerosis and its complications, including heart attack and stroke. While the biological mechanisms of metabolic syndrome are complex and not fully understood, risk factors considered in the diagnosis include insulin resistance, diabetes, dyslipidemia, obesity (especially abdominal obesity) and unhealthy lifestyle. The Company believes that small molecule drugs targeting a number of these key risk factors will be important in treating metabolic syndrome and reducing patient risk from cardiovascular and metabolic disease, including heart attack, stroke and type 2 diabetes. The Company believes that the compounds in our pipeline licensed from Roche have the potential to be important drugs for the treatment of cardiovascular and metabolic disease.

Atherosclerotic Plaque
Atherosclerosis is the result of chronic inflammation and the build-up of plaque in arterial blood vessel walls. Plaque consists of inflammatory cells, cholesterol and cellular debris. Atherosclerosis, depending on its severity and the location of the artery it affects, may result in blockage in certain vessels and can cause a rupture of inflamed plaque tissue, leading to major adverse cardiovascular event (“MACE”) such as heart attack and stroke. Heart attack and stroke are leading causes of death worldwide. Atherosclerosis in the blood vessels of the heart is called coronary artery disease or heart disease. It is the leading cause of death in the United States, claiming more lives each year than all forms of cancer combined. Recent estimates from the American Heart Association’s “Heart Disease and Stroke Statistics—2009 Update” indicate that approximately 16.8 million Americans were diagnosed with atherosclerosis in 2006. Approximately 1.7 million of these cases were patients with a history of heart attacks and a high risk of MACE. When atherosclerosis becomes severe enough to cause complications, physicians must treat the complications which can include angina, heart attack, abnormal heart rhythms, heart failure, kidney failure, stroke or obstructed peripheral arteries. Many of the patients with established atherosclerosis are treated aggressively for their associated risk factors, which include elevated triglyceride levels, high blood pressure, smoking, diabetes, obesity and physical inactivity. In addition, most patients suffering from atherosclerosis have concomitant high cholesterol, and as a result, the current treatment regime focuses primarily on cholesterol reduction. Additionally, these patients are routinely treated with anti-hypertensives to lower blood pressure and anti-platelet drugs to help prevent the formation of blood clots. There are currently no medications available for physicians to directly treat the underlying chronic inflammation of plaque associated with atherosclerosis.
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
The Company must use commercially reasonable efforts to conduct clinical and commercial development programs for products containing the compounds. Under the license for the THR beta agonist, if the Company has not completed a Phase 1 single ascending dose clinical trial with respect to a lead product containing this compound by January 5, 2012, then either the Company must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound. The Company plans to begin Phase 1 single ascending dose trials in the first half of 2011.
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

Patents and Intellectual Property
Protection of assets by means of patents and other instruments conferring proprietary rights is an essential element of the Company’s business strategy. The Company primarily relies on patent law, trade secret law and contract law to protect its proprietary information and technology as well as to establish and maintain market exclusivity. In regard to patents, the Company actively seeks patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The following table sets forth the status of the patents and patent applications in the United States, the European Union and most other major markets covering our drug candidates that have progressed up to at least Phase 1 clinical trial stage:

Status of European Union and other Major
		Status of United States Patent Estate (Earliest	Markets Patent Estate (Earliest Anticipated
		Anticipated Expirations, Subject to Potential	Expirations, Subject to Potential Extensions
Drug Candidate (Target)	Patent Type	Extensions and Payment of Maintenance Fees)	and Payment of Maintenance Fees)
VIA-2291 (5-LO)	COM	Granted (2012)	Granted (2013)
VIA-2291 (5-LO)	MOU	Granted (2026)	Applications pending (2026)
VIA-2291 (5-LO)	U	Application pending (2030)	—
VIA-3196 (THRβ)	COM	Granted (2025)	Granted and pending (2025)
VIA-3196 prodrug (THRβ)	COM	Granted (2027)	Applications pending (2027)
COM = composition of matter
MOU = method of use
U = utility
In addition to the patents listed above, several patents have been filed and/or issued in the U.S. and other major markets for the preclinical DGAT1 inhibitor program.
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
Other jurisdictions have statutory provisions similar to those of the Hatch-Waxman Act that afford both patent extensions and market exclusivity for drugs that have obtained market authorizations, such as European Supplementary Protection Certificates that extend effective patent life and European data exclusivity rules that create marketing exclusivity for certain time periods following marketing authorization. European data exclusivity is longer than the equivalent NCE marketing exclusivity in the United States, possibly as long as 11 years. The Company believes that if it obtains marketing authorization for VIA-3196 and/or VIA-2291 in Europe or other jurisdictions with similar statutory provisions, the Company may be eligible for patent term extension and marketing exclusivity under these provisions and the Company intends to seek such privileges.
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
Research and Development
The Company’s research and development expenses were $1.8 million and $6.1 million in the years ended December 31, 2010 and 2009, respectively. The Company will continue to incur significant research and development expenses as it initiates its clinical programs related to VIA-3196, continues planning for clinical trials of its preclinical pipeline assets and evaluates other potential preclinical or clinical compounds that the Company may consider acquiring or licensing.
Employees
As of December 31, 2010, the Company had six full-time employees, including four in research and development. Of these employees, two have Ph.D.s, one has an M.D. and two have Masters degrees.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of VIA Pharmaceuticals, Inc. as of March 1, 2011 are as follows:

Name	Age	Position
Lawrence K. Cohen	57	Director, President and Chief Executive Officer
Karen S. Wright	55	Vice President, Controller
Rebecca A. Taub	59	Senior Vice President, Research and Development
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
Karen S. Wright has served as Vice President, Controller of the Company since December 2006 and as a consultant to the Company from December 2005 through November 2006. In April 2010, the Company appointed Ms. Wright as an executive officer to serve as the principal financial officer of the Company following the restructuring of the Company. Prior to joining the Company, Ms. Wright was Vice President Finance, Corporate Controller at Intermune, Inc. from December 2004 through November 2006. Ms. Wright was Senior Director Finance at Cytokinetics, Inc. from November 2001 through December 2004. From 1997 through 2001, Ms. Wright served as the Senior Director of Finance at Elan Pharmaceuticals, Inc. (formerly Athena Neurosciences). Ms. Wright served in various positions at Genentech, Inc. from 1984 through 1997, most recently as Senior Controller for the Research and Development Group. Previous to her biotech experience, Ms. Wright practiced in public accounting from 1977 through 1984. Ms. Wright holds a B.S. in Business from the University of California at Berkeley Business School, with an emphasis in accounting and marketing.
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
The Company’s advisors are as follows:

Employment/Current
Name	Specialty	Positions

Peter Libby, MD	Atherosclerosis and cardiovascular disease, including the role of inflammation in the disease process	Mallinckrodt Professor of Medicine, and Chief, Cardiovascular Division, Brigham and Women’s Hospital

Marc Pfeffer, MD, Ph.D.	Pathophysiology and clinical management of progressive cardiac dysfunction following heart attack or hypertension	Dzau Professor of Medicine, Harvard Medical School Senior Physician, Brigham and Women’s Hospital in Boston

Thomas Quertermous, MD	Vascular pathophysiological, genetic and molecular mechanisms of inflammation and atherogenics	William G. Irwin Professor of Cardiovascular Medicine and Chief of Research, Cardiovascular Medicine Division, at Stanford University School of Medicine.

Paul Ridker, MD	Atherosclerosis and cardiovascular disease, including the role of inflammation in the disease process and the role of CRP	Eugene Braunwald Professor of Medicine, Harvard Medical School and Director, Center for Cardiovascular Disease Prevention, Divisions of Cardiovascular Diseases and Preventive Medicine, Brigham and Women’s Hospital

Jean-Claude Tardif, MD	Atherosclerosis and cardiovascular disease	Associate Professor of Medicine, University of Montreal Director of Research, Montreal Heart Institute

Renu Virmani, MD	Cardiovascular pathology	President and Medical Director of CVPath Institute, Inc.
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
The Company is a clinical-stage biotechnology company with a limited operating history. The Company is not profitable and its current operating business has incurred losses in each year since the inception of the Company in 2004. The Company currently does not have any products that have been approved for marketing, and the Company will continue to incur significant research and development and general and administrative expenses related to its operations. The Company’s net loss for the years ended December 31, 2010 and 2009 was approximately $9.6 million and $21.0 million, respectively. As of December 31, 2010, the Company had an accumulated deficit of approximately $91.2 million. The Company expects that it will continue to incur significant losses for the foreseeable future, and the Company may never achieve or sustain profitability. If the Company’s product candidates fail in clinical trials or do not gain regulatory approval, or if the Company’s future products do not achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.
Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern. The Company’s ability to continue as a going concern is also dependent upon its ability to control its operating expenses and its ability to achieve a level of revenues adequate to support its capital and operating requirements.
The factors described in the auditor’s report and Note 1 and Note 12 in the Notes to the Financial Statements may make it more difficult for the Company to obtain additional financing, and there can be no assurance that the Company will be able to obtain such financing on favorable terms, or at all. As a result of the Company’s losses to date, expected losses in the future, limited capital resources, including cash on hand, and accumulated deficit, the Company’s independent registered public accounting firm concluded that there is substantial doubt as to the Company’s ability to continue as a going concern, and accordingly, included an explanatory paragraph describing conditions that raise substantial doubt about its ability to continue as a going concern in their report on the Company’s December 31, 2010 financial statements.

The Company will require substantial additional funding in the near term to continue operating its business, which may not be available to the Company on acceptable terms, or at all, which could force the Company to delay, scale back or eliminate some or all of its research and development programs, or ultimately cease operations.

As of December 31, 2010, the Company had $84,001 in cash. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan (the “2009 Loan Agreement”) with its principal stockholder, Bay City Capital, and one of Bay City Capital’s affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of September 11, 2009, the Company had drawn down the full amount from the debt facility. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, the Company entered into another loan (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, which loan is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of September 28, 2010, the Company had drawn down the full amount from the debt facility. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, on October 29, 2010, the Company executed a secured promissory note (the “Bridge Note”) in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership, in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment (as defined below) the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the 2010 Loan Amendment. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in November 2010, the Company entered into an amendment to the 2010 Loan Agreement (the “2010 Loan Amendment”) with the Lenders whereby the Lenders agreed to lend to the Company an additional aggregate principal amount of up to $3.0 million, pursuant to the terms of 2010 Loan Amendment. The 2010 Loan Amendment is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15%

per annum, which increases to 18% per annum following an event of default. On November 15, 2010, $201,397 in principal and interest amounts borrowed under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. Management believes that the total amount of cash borrowed under the 2010 Loan Amendment, if fully drawn, will enable the Company to meet its current obligations into the second quarter of 2011. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to meet its working capital requirements and to continue its research, development and commercialization activities. Current funds and additional funds raised will be required to:
•
fund the business operations of the Company, including general and administrative expenses and the expenses surrounding the restructuring as described in Note 12 in the Notes to the Financial Statements;

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
The Company is currently in default under the 2009 Loan Agreement which could lead to a foreclosure on the Company’s assets.
All outstanding principal and accrued interest under the 2009 Loan Agreement was due on April 1, 2010. While the Lenders have not declared an event of default, the Company failed to repay the loan amount on April 1, 2010. As a result, the Lenders may demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the 2009 Loan Agreement, which would cause the Company to cease operations. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, it may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.
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
As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in March 2009, the Company entered into a loan with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. As of September 11, 2009, the Company had drawn down the full amount from the debt facility. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, the Company entered into the 2010 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, which loan is secured by all of the Company’s assets, including its intellectual property. As of September 28, 2010, the Company had drawn down the full amount from the debt facility. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, on October 29, 2010, the Company executed the Bridge Note in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership, in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the amended and restated promissory notes issued under the 2010 Loan Amendment. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 below and in Note 6 in the Notes to the Financial Statements, in November 2010, the Company entered into the 2010 Loan Amendment whereby the Lenders agreed to lend to the Company an additional aggregate principal amount of up to $3.0 million, pursuant to the terms of the amended and restated promissory notes issued under the 2010 Loan Amendment. The 2010 Loan Amendment is secured by all of the Company’s assets, including its intellectual property, and accrues interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. On November 15, 2010, $201,397 in principal and interest amounts borrowed under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. In connection with the 2009 Loan Agreement, the 2010 Loan Agreement and the 2010 Loan Amendment, the Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. The Company’s ability to meet these financial covenants may be adversely affected by a deterioration in business conditions or its results of operations, adverse regulatory developments, the economic environment and adverse conditions in the financial markets or other events beyond the Company’s control. Failure to comply with these restrictions may result in the occurrence of an event of default. Upon the occurrence of an event of default, the Lenders may terminate the loan, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which could adversely affect the Company’s ability to repay its debt securities and cause the Company to cease operations. In addition, the loans provide that, subject to certain specified exemptions, the proceeds of any debt or equity offering or asset sale must be used to reduce outstanding indebtedness under the loan or other specified indebtedness. This restriction severely limits the Company’s ability to use the proceeds of any debt or equity offering or asset sale to operate or grow the Company’s business. All outstanding principal and accrued interest under the 2009 Loan Agreement was due on April 1, 2010 and all outstanding principal and accrued interest under the 2010 Loan Agreement was originally due on December 31, 2010. The Company failed to repay the loan amounts on April 1, 2010 and December 31, 2010, respectively. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.

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
The 2009 Loan Agreement is secured by all of the Company’s assets, including its intellectual property. In connection with this loan, the Company granted the Lenders warrants to purchase an aggregate of 83,333,333 shares of common stock (“2009 Warrant Shares”) at $0.12 per share. The 2009 Warrant Shares vest based on the amount of borrowings under the loan and the passage of time. For each $2.0 million borrowing, 8,333,333 Warrant Shares vest and are exercisable immediately on the date of grant, and 8,333,333 vest and are exercisable 45 days thereafter as the Company meets certain conditions provided for in the warrants, including that the Company did not complete a $20.0 million financing, as defined in the 2009 Loan Agreement, within 45 days of the borrowing. Based on the $10.0 million of borrowings, 83,333,333 2009 Warrant Shares are vested and are exercisable. The Warrant Shares are exercisable at any time until 5:00 p.m. (Pacific Time) on March 12, 2014, upon the surrender to the Company of the properly endorsed 2009 Warrant Shares, as specified in the warrants. To the extent the 2009 Warrant Shares are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted.
The 2010 Loan Agreement is secured by all of the Company’s assets, including its intellectual property. In connection with this loan, the Company granted the Lenders warrants to purchase an aggregate of 17,647,059 shares of common stock (“2010 Warrant Shares”) at $0.17 per share. The 2010 Warrant Shares vest based on the amount of borrowings under the loan. Based on the $3.0 million of borrowings, 17,647,059 2010 Warrant Shares are vested and are exercisable. The 2010 Warrant Shares are exercisable at any time until 5:00 p.m. (Pacific Time) on March 26, 2015, upon the surrender to the Company of the properly endorsed 2010 Warrant Shares, as specified in the warrants. To the extent the Warrant Shares are exercised by the Lenders, existing stockholders’ ownership in the Company will be further diluted. In addition, upon a declaration of default of the 2009 Loan Agreement the Lenders will have the right to declare the 2010 Loan Agreement due and payable upon sixty days notice.
The 2010 Loan Amendment is secured by all of the Company’s assets, including its intellectual property. In connection with this loan amendment, the Company granted the Lenders warrants to purchase an aggregate of 42,253,521 shares of common stock (“2010 Additional Warrant Shares”) at $0.071 per share. The 2010 Additional Warrant Shares vest based on the amount of borrowings under the loan. Based on the $1,501,397 million of borrowings, 21,146,437 of the 2010 Warrant Shares are vested and are exercisable as of March 1, 2011. The 2010 Additional Warrant Shares are exercisable at any time until 5:00 p.m. (Pacific Time) on March 26, 2015, upon the surrender to the Company of the properly endorsed 2010 Additional Warrant Shares, as specified in the warrants. To the extent the 2010 Additional Warrant Shares are exercised by the Lenders, existing stockholders’ ownership in the Company will be further diluted. In addition, upon a declaration of default of the 2009 Loan Agreement, the Lenders will have the right to declare the 2010 Loan Agreement and the 2010 Loan Amendment due and payable upon sixty days notice.

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
The Company has conducted three Phase 2 clinical trials for VIA-2291: the CEA study, the ACS study, and the FDG-PET study. While the Company does not currently intend to internally conduct any further clinical trials with respect to VIA-2291, subject to the receipt of substantial additional financing, the Company may at some point in the future initiate clinical development activities with respect to VIA-2291. Such clinical development activities may include one or more additional clinical trials designed to further demonstrate that the drug can be safely administered following an acute coronary syndrome event and link the mechanism of action of VIA-2291 to improved cardiac outcomes. Any future trials will require regulatory approval and the failure to obtain such approval would have a material adverse effect on the Company’s business. Substantial additional investment in future clinical trials will be required and will require significant time.
In December 2008, the Company entered into two license agreements with Roche to develop and commercialize two sets of compounds (the “Metabolic Compounds”). The first license is for Roche’s THR beta agonist, a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes. The second license is for multiple compounds from Roche’s preclinical DGAT1 metabolic disorders program. Subject to the receipt of substantial additional financing, the Company intends to begin Phase 1 single ascending dose trials with respect to THR beta agonist in the first half of 2011. In addition, the Company intends to identify potential clinical candidates from the DGAT1 program and begin IND-enabling studies in 2011. If necessary financing is obtained either through additional investment in the Company or through another vehicle, the Company intends to enter into strategic arrangements to pursue development of the Metabolic Compounds. There can be no assurance that the Company will be able to obtain such financing.
The Company’s ability to generate product revenue will depend heavily on the successful development and regulatory approval of VIA-2291, the Metabolic Compounds or any other product candidates. The Company cannot guarantee that it will be successful in completing any subsequent clinical trials initiated for VIA-2291, or that it will be able to obtain the necessary financing to initiate and/or complete clinical trials for the Metabolic Compounds or any other product candidates. The Company also cannot assure you that it will be able to successfully negotiate a strategic collaboration with a large biotechnology or pharmaceutical company with respect to VIA-2291 or otherwise finance the development of VIA-2291, the Metabolic Compounds or any other product candidates. The Company’s revenues, if any, will be derived from products that the Company does not expect to be commercially available for several years, if ever. The development of VIA-2291, the Metabolic Compounds or any other product candidates may be discontinued at any stage of the clinical trial programs and the Company may never generate revenue from any of its product candidates. Accordingly, there is no assurance that the Company will ever generate revenues.

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

Clinical trials are very expensive and difficult to design and implement. Conducting clinical trials is a complex and uncertain process and involves screening, assessing, testing, treating and monitoring patients at multiple sites, and coordinating with patients and clinical institutions. This is especially true for trials related to the cardiovascular indications, in part because they require a large number of patients and because of the complexities involved in using histology, measurement of biomarkers and medical imaging. The clinical trial process is also time-consuming. The Phase 3 trial for VIA -2291 will test the ability of the drug to reduce heart attacks and strokes in a high risk cardiovascular patient population. Due to the size and cost of such a trial the company believes it is best undertaken with a pharmaceutical company partner. To date VIA has been unable to establish such a collaboration. The company continues to evaluate strategies for partnering the program but currently intends to conduct no further internally funded activities with respect to VIA-2291. Subject to the receipt of additional financing, the Company intends to pursue clinical development of the THR beta agonist compound and preclinical development of the DGAT1 compounds licensed from Roche, each of which will require significant spending and may require separate sources of funding. Until the Company can generate a sufficient amount of revenue to finance its cash requirements, which the Company may never do, it expects to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Global market and economic conditions have been, and continue to be, disrupted and volatile. Concern about the stability of the markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. To date the Company has been unsuccessful in securing additional financing and may not be able to do so in the near term when needed, particularly in light of the current economic environment, adverse conditions in the financial markets, and the Company’s inability to secure financing over the past two years other than through bridge financing from its largest stockholder. Further, additional financing, if available, may not be obtained on terms favorable to the Company or its stockholders.
The conduct of the Company’s clinical trial activities, including the commencement, if any, and completion of any future clinical trial activities, could be delayed, prevented or otherwise negatively impacted by several factors, including:
•
lack of adequate funding to commence the preclinical and clinical development of the Metabolic Compounds, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of the Company’s clinical research organizations (“CROs”) and other third parties;

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

The Company will not know whether any future clinical trials, if any, will begin on time, need to be restructured or be completed on schedule, if at all. Significant delays in clinical trials will impede the Company’s ability to commercialize its product candidates and generate revenue, and could significantly increase its development costs, all of which could have a material adverse effect on the Company’s business.
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

The clinical data collected during the (i) prior clinical trials involving VIA-2291 (formerly known as ABT-761) conducted by Abbott prior to the licensing of VIA-2291 from Abbott in August 2005, and (ii) the CEA, ACS, ACS MDCT sub-study and FDG-PET clinical trials for VIA-2291, do not provide evidence of whether VIA-2291 will prove to be an effective treatment to reduce the rate of MACE in the prospective treatment population. In order to prove or disprove the validity of the Company’s assumption about the efficacy of VIA-2291, at least one additional clinical trial will need to be conducted which may include a Phase 2b or Phase 3 clinical trial and which may be 12 to 36 months in duration from the recruitment of the first patient, although this time may increase due to unforeseen circumstances. Such additional clinical trials must ultimately demonstrate that there is a statistically significant reduction in the number of MACE in patients treated with VIA-2291 compared to patients taking a placebo. Due to the size and cost of such additional trials, the Company believes it is best undertaken with a pharmaceutical company partner. To date the Company has been unable to establish such a collaboration and currently intends to conduct no further internally funded activities with respect to VIA-2291. Until data from one or more of these outcome clinical trials can be performed, collected and analyzed, the Company will not know whether VIA-2291 shows clinically significant benefits.
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

FDG-PET is a new, innovative imaging technology that does not represent a widely accepted and validated clinical trial methodology for measuring atherosclerotic plaque inflammation. The last patient in the FDG-PET Phase 2 clinical trial was reported in December 2009. In the Company’s FDG-PET study, VIA-2291 was well-tolerated and demonstrated highly significant leukotriene inhibition similar to the other Phase 2 studies. Nonetheless, the results of this clinical trial may not be predictive of future results which may delay or prevent regulatory approval of VIA-2291, may harm the Company’s ability to develop and commercialize VIA- 2291, and may negatively impact the Company’s ability to raise additional capital in the future.

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

The Company enters into master service agreements with third-party CROs and depends on independent clinical investigators, medical institutions and contract laboratories to conduct its clinical trials. Similarly, the Company intends to rely on CROs to oversee any clinical trials for the Metabolic Compounds and will depend on independent clinical investigators, medical institutions and contract laboratories to conduct these clinical trials. The Company remains responsible, however, for ensuring that each of its clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires the Company to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The Company’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. If the Company’s CROs or independent investigators fail to devote sufficient time and resources to the Company’s drug development programs, if they are unable or unwilling to follow the Company’s clinical protocols, or if their performance is substandard, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occurs, the clinical development costs for the Company’s product candidates would be expected to rise and the Company may not be able to obtain regulatory approval or commercialize its product candidates.

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

To date, VIA-2291 is the Company’s only product candidate to be tested in clinical trials. The Company’s efforts to identify, develop and commercialize new product candidates beyond VIA-2291 will be at an early stage and will be subject to a high risk of failure.

The Company’s product candidates are in various stages of development and are prone to the risks of failure inherent in drug development. The Company will need to complete significant additional clinical trials before it can demonstrate that its product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. Current and future preclinical products have increased risk as there is no assurance that products will be identified that will qualify for, and be successful in, clinical trials. Furthermore, the Company may expend significant resources on research or target compounds that ultimately do not qualify for, or are not successful in, clinical trials. For example, in December 2008 the Company entered into two license agreements with Roche to develop and commercialize the Metabolic Compounds for up to $22.8 million in upfront and milestone payments with potential royalty payments in the future. The Company plans to begin Phase 1 single ascending dose trials for the THR beta agonist in the first half of 2011 and to pursue preclinical and clinical development of the DGAT1 compounds. There can be no assurance that the Company will successfully develop and commercialize products containing these compounds. Product candidates may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials where costs of clinical trials are significant, even after obtaining promising results in earlier trials. In addition, a clinical trial may prove successful with respect to a secondary endpoint, but fail to demonstrate clinically significant benefits with respect to a primary endpoint. Failure to satisfy a primary endpoint in a Phase 2b and/or Phase 3 clinical trial would generally mean that a product candidate would not receive regulatory approval without a subsequent successful Phase 2b and/or Phase 3 clinical trial which the Company may not be able to fund, and may be unable to complete.

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

Even if the Company receives regulatory approval to market its product candidates, such products may not gain the market acceptance among physicians, patients, healthcare payors and the medical community.

Any products that the Company may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community even if they ultimately receive regulatory approval. If these products do not achieve an adequate level of acceptance, the Company, or future collaborators, may not be able to generate material product revenues and the Company may not become profitable. The degree of market acceptance of any of the Company’s product candidates, if approved for commercial sale, will depend on a number of factors, including:
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

As described in Note 12 in the Notes to the Financial Statements, the Company’s current financial constraints has caused and may further cause the loss of the services of principal members of our management and research, development and clinical teams which could negatively impact our ability to operate, obtain necessary financing, or pursue strategic partnering opportunities. The employment agreement for Dr. Lawrence K. Cohen, the Company’s Chief Executive Officer, provides that his employment is terminable at will at any time with or without cause or notice by either the Company or Dr. Cohen. The employment agreement for Dr. Rebecca Taub, the Company’s Sr. Vice President, Research & Development, is terminable at will at any time with or without cause or notice by either the Company or Dr. Taub. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the Company’s success. The Company may be unable to attract and retain key personnel on acceptable terms, if at all. The Company does not maintain “key person” life insurance on any of its officers, employees or consultants.
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

In December 2008, the Company entered into the Roche Licenses to develop and commercialize the Metabolic Compounds. The Company must use commercially reasonable efforts to conduct preclinical, clinical and commercial development programs for products containing the Metabolic Compounds. If the Company has not completed a Phase 1 clinical trial with respect to a lead product containing the THR beta agonist compound by January 5, 2012, the Company either must commit to developing another of Roche’s compounds or Roche may terminate the license for that compound. If the Company determines that it is not reasonable to continue clinical trials or other development of the compounds, it may elect to cease further development and Roche may terminate the licenses. If the Company determines not to pursue the development or commercialization of the compounds in the United States, Japan, the United Kingdom, Germany, France, Spain or Italy, Roche may terminate the licenses solely for such territories.
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
Risks Related to the Securities Market and Ownership of the Company’s Common Stock

The Company intends to deregister its common stock under the Securities Exchange Act of 1934, as amended, by filing a Form 15 with the Securities and Exchange Commission shortly after the filing of this Annual Report on Form 10-K. Upon the filing of the Form 15, information reported in the past to stockholders will not be available to the same extent or frequency which could result in a decline in our common stock price and may negatively affect the liquidity of our common stock.

Shortly following the filing of this Annual Report on Form 10-K, the Company plans to file a Form 15, Notice of Termination of Registration and Suspension of Duty to File, with the Securities and Exchange Commission to voluntarily terminate its registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Once we file the Form 15, our obligation to file reports and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K, will be immediately suspended. This will result in less information about the Company being available to stockholders and investors immediately following the filing of the Form 15 and may negatively affect the liquidity, trading volume and trading price of our common stock. It is expected that the deregistration of our common stock under the Exchange Act will become effective ninety (90) days after the date on which the Form 15 is filed.

The Company is presently traded on the Pink Sheets which does not require Exchange Act registration or that the Company meet the reporting requirements of the Exchange Act The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock. There can be no assurance that our common stock will continue to be actively traded on the Pink Sheets or on any other quotation medium.

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
The trading of our common stock on the Pink Sheets entails certain risks. Stocks trading on the over-the-counter market are typically less liquid than stocks that trade on a national securities exchange such as the NASDAQ Capital Market. Liquidity may be impaired not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of the Company. Trading on the over-the-counter market may also negatively impact the market price of our common stock, the number of institutional and other investors that will consider investing in our common stock, the availability of information concerning the trading prices and volume of our common stock, and the number of broker-dealers willing to execute trades in shares of our common stock. In addition, the trading of our common stock on the Pink Sheets may materially and adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially and adversely affect our ability to raise capital through alternative financing sources on favorable terms or at all. Trading of securities on an over-the-counter securities market is often more sporadic than the trading of securities listed on a national exchange. The decreased liquidity of securities traded on the Pink Sheets may make it more difficult for holders of the Company’s common stock to sell their securities. There can be no assurance that our common stock will continue to be traded on the Pink Sheets or any trading market.
The Company’s operating results and stock price may fluctuate significantly.
The Company’s results of operations may be expected to be subject to quarterly fluctuations. The Company’s level of revenues, if any, and results of operations at any given time, will be based primarily on the following factors:
•	the Company’s ability to obtain additional financing and the terms of such financing;
•	the Company’s ability to operate its business following the restructuring, as described in Note 12 in the Notes to the Financial Statements;
•	the status of development of VIA-2291, the Metabolic Compounds, and any other product candidates;
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
The Company may not be successful in commencing or completing further clinical trials to demonstrate the efficacy of VIA-2291 or in commencing or conducting clinical trials for the Metabolic Compounds. Biotechnology and pharmaceutical company stock prices have declined significantly when clinical trial results were unfavorable or perceived negatively, or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in the Company’s clinical trials of any of its product candidates or unfavorable results or negative perceptions regarding the results of any such clinical trials, could cause the Company’s stock price to decline significantly.

Bay City Capital, the Company’s principal stockholder, has significant influence over the Company, and the interests of the Company’s other stockholders may conflict with the interests of Bay City Capital.

Bay City Capital, the Company’s principal stockholder, currently claims beneficial ownership of approximately 93% of the Company’s common stock and holds a security interest in all of the Company’s assets, including its intellectual property, as a Lender under the 2009 Loan Agreement, the 2010 Loan Agreement and the 2010 Loan Amendment. As a result, Bay City Capital, as a stockholder and a secured lender, is able to exert significant influence over the Company’s management and affairs, including any financing transactions, and matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. The interests of Bay City Capital, may not always coincide with the interests of the Company or its other stockholders. For example, Bay City Capital could delay or prevent a change of control of the Company even if such a change of control would benefit the Company’s other stockholders. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Our change of control agreements with our named executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control of the Company.

Each of Dr. Lawrence K. Cohen and Dr. Rebecca A. Taub are party to a change of control agreement providing for the payment of severance benefits and acceleration of vesting stock options in the event of a termination of employment in connection with a change of control of the Company. Accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments under these agreements may discourage or prevent third parties from seeking a business combination with the Company.

As a “smaller reporting company,” the Company has not been subject to the full requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If the Company is unable to favorably assess the effectiveness of its internal controls over financial reporting, the price of the Company’s common stock could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is required to report on the effectiveness of its internal control over financial reporting as of December 31, 2010 in this Annual Report on Form 10-K for the fiscal year ending December 31, 2010. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Company, as a smaller reporting company, is not required to include an attestation report from its independent auditor in its annual reports filed with the SEC. As a smaller reporting company, the Company has not been subject to the full requirements of Section 404 of SOX. During 2007, the Company installed systems of internal accounting and administrative controls it believes are needed to comply with Section 404 of SOX. Testing of systems installed was performed to enable management to report on the effectiveness of the controls as of December 31, 2010. In addition, any updates to the Company’s finance and accounting systems, procedures and controls, which may be required as a result of the Company’s ongoing analysis of its internal controls, or results of testing by the Company, may require significant time and expense. If the Company fails to have effective internal control over financial reporting, is unable to complete any necessary modifications to its internal control reporting, investors could lose confidence in the accuracy and completeness of the Company’s financial reports and in the reliability of the Company’s internal control over financial reporting, which could lead to a substantial price decline in the Company’s common stock.

The stock price of the Company’s common stock is likely to be volatile and you may lose all, or a substantial portion, of your investment.
The trading price of the Company’s common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control including, among others, lack of trading volume in the Company’s stock, concentration of stock ownership by Bay City Capital, the Company’s ability to pursue preclinical and clinical development of the Metabolic Compounds, market perception of the results of the Company’s clinical trials, the Company’s ability to control its operating expenses, the Company’s ability to acquire new compounds for the pipeline, and in particular, the Company’s ability to obtain necessary financing in the near term and successfully enter into collaborative or strategic arrangements in the long-term. In addition, global market and economic conditions have been, and continue to be, disrupted and volatile. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. The stock market in general, and the market for biotechnology and development-stage pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors have seriously harmed and may continue to harm the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources.
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
The Company leases its principal executive offices in San Francisco, California, which consist of approximately 8,180 square feet. This lease expires on May 31, 2013. The Company also leased approximately 4,979 square feet in Princeton, New Jersey, where its Senior Vice President, Research and Development, was located. Although this lease expired on April 2, 2012, the Company terminated the lease effective May 31, 2010 and moved to new facilites in Fort Washington, Pennsylvania, where it now leases approximately 500 square feet for offices where its Senior Vice President, Research and Development is now located. This lease expires on May 31, 2011. The Company believes that its current facilities are adequate for its needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
The Company is currently not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the Pink Sheets, a real-time inter-dealer electronic quotation and trading system in the over-the-counter securities market, under the symbol “VIAP”. Prior to January 4, 2010, our common stock was traded on The NASDAQ Capital Market under the same ticker symbol. Effective January 4, 2010, trading in our common stock on The NASDAQ Capital Market was suspended and NASDAQ initiated procedures to delist our common stock. As of March 1, 2011, there were approximately 122 registered holders of record of common stock.
The following table shows the high and low sales prices for our common stock on The NASDAQ Capital Market or Pink Sheets, as applicable, during the fiscal year ended 2009 and 2010, respectively:

	High	Low
FISCAL YEAR ENDED December 31, 2009:
First Quarter	$0.25	$0.08
Second Quarter	$0.84	$0.15
Third Quarter	$0.74	$0.21
Fourth Quarter	$0.60	$0.20
FISCAL YEAR ENDED December 31, 2010:
First Quarter	$0.23	$0.11
Second Quarter	$0.22	$0.10
Third Quarter	$0.13	$0.06
Fourth Quarter	$0.10	$0.02
Shortly following the filing of this Annual Report on Form 10-K, the Company plans to file a Form 15, Notice of Termination of Registration and Suspension of Duty to File, with the SEC to voluntarily terminate its registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has determined that deregistering under the Exchange Act would result in significant time and cost savings to the Company. This will result in less information about the Company being available to shareholders and investors immediately following the filing of the Form 15. It is expected that the deregistration of our common stock under the Exchange Act will become effective ninety (90) days after the date on which the Form 15 is filed. The Company is eligible to deregister under the Exchange Act because its common stock is held of record by fewer than 500 persons and its assets have not exceeded $10 million on the last day of each of its three most recent fiscal years.
The Pink Sheets does not require Exchange Act registration or that the Company meet the reporting requirements of the Exchange Act. The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock. The Company can give no assurance that its common stock will continue to be actively traded on the Pink Sheets or on any other quotation medium.
Dividend Policy
We have never paid any cash dividends on our common stock to date. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends for at least the next five years, if ever.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report. On June 5, 2007, Corautus completed the Merger with privately-held VIA Pharmaceuticals, Inc. pursuant to which Resurgens Merger Corp., a wholly-owned subsidiary of Corautus, merged with and into privately-held VIA Pharmaceuticals, Inc., with privately-held VIA Pharmaceuticals, Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger, privately-held VIA Pharmaceuticals, Inc. then merged with and into Corautus, pursuant to which Corautus continued as the surviving corporation. For accounting purposes, privately-held VIA Pharmaceuticals, Inc. was considered to be the acquiring company in the Merger, and the Merger was accounted for as a reverse acquisition of assets under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Merger, the name of the business was changed from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” and retroactively restated its authorized, issued and outstanding shares of common and preferred stock to reflect a 1 to 15 reverse common stock split. The financial data included in this report reflect the historical results of privately-held VIA Pharmaceuticals, Inc. prior to the Merger and that of the combined company following the Merger. The historical results are not necessarily indicative of results to be expected in any future period.

						Period from
						June 14, 2004
						(Date of
	Years Ended December 31,					Inception) to
(In whole dollars)	2010	2009	2008	2007	2006	Dec 31, 2010

Revenue	$—	$—	$—	$—	$—	$—

Loss from continuing operations	(9,601,315)	(20,978,324)	(20,274,828)	(21,835,382)	(8,626,887)	(91,205,880)
Loss from continuing operations per common share	(0.47)	(1.05)	(1.03)	(2.24)	(19.81)	—

Total assets	499,971	2,556,094	5,000,803	24,484,941	3,726,420	—

Long-term obligations	8,400	37,450	30,637	3,980	6,827	—

Cash dividends declared per common share	—	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
VIA Pharmaceuticals, Inc. is a biotechnology company focused on the treatment of cardiovascular and metabolic diseases. VIA is building a pipeline of small-molecule drugs that target cardiovascular and metabolic diseases. Metabolic diseases such as diabetes, obesity and dyslipidemia are highly prevalent world-wide and have both genetic and environmental etiologies. Ultimately, these metabolic diseases progress into more severe forms of diabetes and cardiovascular disease leading to diabetic complications such as blindness, heart attacks and strokes.
VIA’s current drug development pipeline includes (i) VIA-3196, a Phase-1 ready liver-directed thyroid hormone receptor (“THR”) beta agonist that targets dyslipidemia, including high LDL cholesterol, high triglycerides and elevated Lp(a), (ii) a Diacylglycerol Acyl Transferase 1 (“DGAT1”) inhibitor for diabetes, with upside potential in weight control and dyslipidemia, and (iii) VIA’s 5-LO inhibitor, VIA-2291, which targets the treatment of atherosclerotic plaque, an underlying cause of heart attack, stroke and other vascular diseases.
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
Liver-directed THR Beta Agonist (VIA-3196)
The liver-directed THR beta agonist, VIA-3196, is a clinically ready candidate for dyslipidemia to lower LDL cholesterol, triglyceride levels and Lp(a). The THR beta agonist is an orally administered, small-molecule beta-selective Thyroid Hormone Receptor agonist designed to specifically target receptors in the liver involved in metabolism and cholesterol regulation, and avoid side effects associated with Thyroid Hormone receptor activation outside the liver. The mechanism by which THR beta lowers cholesterol is distinct from statins and is believed to primarily be mediated by increased cholesterol excretion out of the body through the bile. The compound also reduces triglycerides in the liver by increasing fat metabolism. Preclinical studies demonstrated a rapid reduction of non-HDL cholesterol and the drug was shown to be synergistic with statins in animal studies. VIA will investigate the possibility of using the THR beta agonist alone or in combination with statins for the treatment of hypercholesterolemia in high risk patients whose LDL cholesterol is not controlled by statins alone. In addition, in animal studies, insulin sensitization and glucose lowering were observed making this compound a possible treatment of patients with type 2 diabetes in combination with other diabetes medications. The Phase 1 clinical trials planned for VIA-3196 anticipated in 2011 will provide safety information and demonstrate proof of concept for LDL cholesterol lowering. The Company filed an Investigational New Drug (“IND”) application with the FDA on September 3, 2010 (IND #109408). The IND is required before the Company can proceed with human clinical trials. The IND contains the plans for the clinical studies and gives a complete picture of the drug, including its structural formula, animal test results, and manufacturing information. The IND is currently open to conduct the initial Phase1 clinical study.

DGAT1
The preclinical DGAT1 metabolic disorders program targets the treatment of type 2 diabetes and has potential benefit in dyslipidemia and body weight loss. DGAT1 is an enzyme that catalyzes triglyceride synthesis and fat storage. Triglycerides are the principal component of fat, which is the major repository for storage of metabolic energy in the body. Overweight and obese individuals have significantly greater triglyceride levels, making them more prone to diabetes and its associated metabolic complications. DGAT1 inhibitors are an innovative class of compounds that may modify the way that lipids are absorbed in the intestine leading to elevation of peptides. In studies of obese animals, DGAT1 inhibitors have been shown to induce weight loss and improve insulin sensitization, glucose tolerance and lipid levels. These observations suggest DGAT1 inhibitors may have the potential to treat obesity, diabetes and dyslipidemia. VIA intends to identify potential clinical candidates from the compounds in this program and begin IND-enabling studies.
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
VIA-2291 is a selective and reversible inhibitor of 5-LO, which is a key enzyme in the biosynthesis of leukotrienes (important mediators of inflammation involved in the development and progression of atherosclerosis). Potentially a complement to current standard of care therapies that treat risk factors, such as statins, antiplatelet and blood pressure medications, VIA-2291 could be beneficial to more than 15 million patients who suffer from atherosclerosis and cardiovascular disease.
VIA-2291 was studied in three Phase 2 clinical trials with novel study designs aimed at providing evidence of plaque modification and systemic anti-inflammatory effects as early as possible in the clinical development process.
VIA completed the Phase 2 ACS Trial in 191 patients at 15 clinical sites in the United States and Canada for patients with Acute Coronary Syndrome (ACS) who experienced a recent heart attack. In addition, the Company has completed the Phase 2 CEA Trial of VIA-2291 at clinical sites in Italy for patients who underwent a carotid endarterectomy (“CEA”).
Results from the CEA and ACS Phase 2 trials were presented at the American Heart Association (AHA) 2008 Scientific Sessions on November 9, 2008. A sub-study of over 85 patients in the ACS Phase 2 trial elected to continue in the study for an additional 12 weeks, receiving either placebo of VIA-2291 on top of standard medical care. Following treatment these patients received a 64 slice multi-detector computed tomography (“MDCT”) scan which was compared to a baseline scan. Results of this sub-study were presented May 2009 at the AHA Arteriosclerosis, Thrombosis and Vascular Biology Annual Conference 2009. The results of the ACS study are published in Circulation Cardiovascular Imaging by lead author and principal investigator Jean-Claude Tardif (2010;3:298-307).
VIA completed its third Phase 2 clinical trial of VIA-2291, the FDG-PET Trial — an experimental non-invasive imaging technique that utilizes Positron Emission Tomography with fluorodeoxyglucose tracer (“FDG-PET”) to measure the impact of VIA-2291 on reducing FDG uptake into vascular beds. The Company enrolled 52 patients following an Acute Coronary Syndrome event, such as heart attack or unstable angina, into the 24 week, randomized, double blind, placebo-controlled study, which was run at clinical sites in the United States and Canada.
Overall, the studies demonstrated potent dose-dependent inhibition of Leukotrienes B4 and E4 by VIA-2291. Systemic and plaque anti-inflammatory effects were observed, including statistically significant inhibition of hsCRP with the 100 mg dose. Inflammatory genes in unstable plaques were down-regulated with VIA-2291 treatment. Serial multi-detector Computed Tomography (“MDCT”) indicated a statistically significant reduction in non-calcified plaque volume and the number of patients developing new coronary lesions with VIA-2291 treatment.

The Phase 3 trial for VIA -2291 will test the ability of the drug to reduce heart attacks and strokes in a high risk cardiovascular patient population. Due to the size and cost of such a trial the company believes it is best undertaken with a pharmaceutical company partner. To date VIA has been unable to establish such a collaboration. The company continues to evaluate strategies for partnering the program but currently intends to conduct no further internally funded activities.
Going Concern Uncertainty
The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of December 31, 2010, the Company’s accumulated deficit was approximately $91.2 million. The Company had $84,001 in cash at December 31, 2010. In connection with the loan amendments discussed below, the Company borrowed an additional $500,000 on January 14, 2011 and $1,498,603 on March 24, 2011. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the 2009 Loan Agreement, the 2010 Loan Agreement, and the 2010 Loan Amendment (which loan agreements and amendments are described below), and to meet its ongoing working capital requirements. Moreover, in connection with these loans, the Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:
•	terminate or delay clinical trials or studies of VIA-3196 and the DGAT1 compounds;
•	terminate or delay the preclinical development of one or more of its other preclinical candidates;
•	curtail its licensing activities that are designed to identify molecular targets and small molecules for treating cardiovascular disease;
•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own; and
•	delay, reduce the scope of, or eliminate one or more of its research and development programs, or ultimately cease operations.
On March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense or research and development activities.
The Company has not generated revenue since June 14, 2004, the inception of the Company. The Company does not expect to generate any revenues from licensing, achievement of milestones or product sales until it is able to commercialize product candidates or execute a collaboration arrangement. The Company cannot estimate the actual amounts necessary to successfully complete the successful development and commercialization of its product candidates or whether, or when, it may achieve profitability. The Company expects to incur substantial and increasing losses as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “2009 Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the 2009 Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the 2009 Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, respectively, and the Company borrowed the final $2.0 million available under the 2009 Loan Agreement on September 11, 2009. According to the terms of the original 2009 Loan Agreement, the aggregate loan amount was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms on various dates in 2009, and on February 26, 2010, the Lenders agreed to modify the 2009 Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amendments to the 2009 Loan Agreement. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher rate of 18% per annum beginning April 1, 2010.

As more fully described in Note 6 in the notes to the financial statements, in March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes issued under the 2010 Loan Agreement. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed the initial $1.25 million available under the 2010 Loan Agreement. Subsequently, the Company made $100,000, $200,000, $300,000, $100,000, and $750,000 borrowings under the 2010 Loan Agreement on May 26, 2010, June 4, 2010, June 29, 2010, July 15, 2010, July 27, 2010, respectively, and the Company borrowed the final $300,000 available under the 2010 Loan Agreement on September 28, 2010. The original 2010 Loan Agreement notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the original 2010 Loan Agreement notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Agreement notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. The Company failed to repay the debt and all related interest to the Lenders due on December 31, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
As more fully described in Note 6 in the notes to the financial statements, on October 29, 2010, the Company executed a secured promissory note (the “Bridge Note”) in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment (as defined below) the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the amended and restated promissory notes issued under the 2010 Loan Amendment. The Company accrued $1,397 in unpaid interest for the period October 29, 2010 to November 15, 2010, which is included in the Company’s statement of operations.
As more fully described in Note 6 in the notes to the financial statements, on November 15, 2010, the Company entered into an amendment to the 2010 Loan Agreement (“2010 Loan Amendment”) to enable the Company to borrow up to an additional aggregate principal amount of $3,000,000, pursuant to the terms of amended and restated promissory notes issued under the 2010 Loan Amendment. Subject to the Lenders’ approval, as of December 31, 2010, the Company may borrow in the aggregate up to an additional $1,998,603 at subsequent closings pursuant to the terms of the 2010 Loan Amendment and the amended and restated promissory notes issued under the 2010 Loan Amendment. On November 15, 2010, the $201,397 outstanding principal and unpaid interest on the Bridge Note were automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. The original 2010 Loan Amendment notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Amendment notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Amendment notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
In November 2010, the Company was notified by the Internal Revenue Service that it has been awarded $244,479 in grants under the Qualifying Therapeutic Discovery Project (“QTDP”) program established under Section 48D of the Internal Revenue Code as part of the Patient Protection and Affordable Care Act of 2010. The Company submitted the grant application in July 2010 for qualified 2009 and 2010 investments in the VIA-2291 program. The Company received the full amount of the grant on January 19, 2011.

All outstanding principal and accrued interest under the 2009 Loan Agreement was due on April 1, 2010. All outstanding principal and accrued interest under the 2010 Loan Agreement and 2010 Loan Amendment was originally due on December 31, 2010. The Company was not able to repay the loans on the respective due dates. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. The Lenders may terminate the 2009 Loan Agreement, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which consists of all of our assets, including our intellectual property rights.
Revenue
The Company has not generated revenue since June 14, 2004, the inception of the Company. The Company does not expect to generate any revenues from licensing, achievement of milestones or product sales until it is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expenses
The Company is focused on the development of compounds for the treatment of cardiovascular and metabolic disease. The Company’s VIA-2291 compound is a selective and reversible inhibitor of 5-LO, which is a key enzyme in the biosynthesis of leukotrienes (important mediators of inflammation involved in the development and progression of atherosclerosis). Potentially a complement to current standard of care therapies that treat risk factors, such as statins, antiplatelet and blood pressure medications, VIA-2291 could be beneficial to more than 15 million patients who suffer from atherosclerosis and cardiovascular disease. The Company has completed the ACS, CEA and FDG-PET Phase 2 clinical trials for VIA-2291. In November 2008, the Company announced the results of its ACS and CEA Phase 2 clinical trials at the AHA Conference, and the Company reported results from an MDCT sub-study of its ACS Phase 2 clinical trial in May of 2009. In June 2009, the Company announced that it held an end of Phase 2a meeting with the FDA. The Company reviewed safety and biologic activity data from the VIA-2291 CEA and ACS trials with the FDA and received guidance, including suggestions from the FDA on the Company’s potential Phase 3 trial design. In December 2009, the Company announced its last patient visit and as FDG-PET is an experimental technique in vascular disease, currently not validated for image analysis end points, it is not possible to interpret the imaging analysis of the study at this time, nor was it the Company’s intention to use the imaging results of the FDG-PET study in determining the future clinical plans for VIA-2291.

The Company’s THR (VIA-3196) compound is a clinically ready candidate for the control of cholesterol, triglyceride levels and potential in insulin sensitization/diabetes The Company anticipates beginning Phase 1 clinical trials for VIA-3196 in 2011 to provide safety information and demonstrate proof of concept for LDL cholesterol lowering. The Company filed an Investigational New Drug (“IND”) application with the FDA on September 3, 2010 (IND #109408). The IND is required before the Company can proceed with human clinical trials. The IND contains the plans for the clinical studies and gives a complete picture of the drug, including its structural formula, animal test results, and manufacturing information. The IND is currently open to conduct the initial Phase1 clinical study. In preparation for the Phase 1 clinical trials, the Company has made significant progress in drug development and stability testing in 2009 and 2010.
The preclinical DGAT1 metabolic disorders program targets the treatment of type 2 diabetes and has potential benefit in dyslipidemia and body weight loss. VIA intends to identify potential clinical candidates from the compounds in this program and begin IND-enabling studies.
Research and development (“R&D”) expense represented 30% and 46% of total operating expense for the year ended December 31, 2010 and 2009, respectively, and 54% for the period from June 14, 2004 (date of inception) to December 31, 2010. The Company expenses research and development costs as incurred. Research and development expenses are those incurred in identifying, in-licensing, researching, developing and testing product candidates. These expenses primarily consist of the following:
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2010:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Externally generated research and development expense	$361,725	$3,639,215	$29,066,916
Internally generated research and development expense	1,455,737	2,416,000	13,656,724

Total	$1,817,462	$6,055,215	$42,723,640

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Externally generated research and development expense
In-licensing expenses	$—	$400,000	$5,270,000
CRO and investigator expenses	21,068	1,090,115	10,770,407
Consulting expenses	181,088	1,120,131	6,599,757
Qualifying therapeutic discovery grant	(138,640)	—	(138,640)
Other	298,209	1,028,969	6,565,392

Total	$361,725	$3,639,215	$29,066,916

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Internally generated research and development expense
Personnel and related expenses	$1,051,915	$1,693,205	$9,559,074
Stock-based compensation expense	177,287	275,961	1,273,081
Travel and entertainment expense	63,737	170,249	1,219,356
Qualifying therapeutic discovery grant	(105,839)	—	(105,839)
Other	268,637	276,585	1,711,052

Total	$1,455,737	$2,416,000	$13,656,724

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
Assuming the Company is able to raise additional financing, it is expected that there will be significant research and development expenses for the foreseeable future. Clinical trial activity in the CEA, ACS, and FDG-PET Phase 2 clinical trials and related expenses have decreased as a result of completing the studies. The Company began the development of its preclinical metabolic assets in 2009 and the Company expects expenses to increase substantially over the next several years. The ultimate level and timing of research and development spending is difficult to predict due to the uncertainty inherent in the timing of raising additional financing, the timing and extent of progress in our research programs, and initiation and progress of clinical trials. In addition, the results from the Company’s preclinical and clinical research and development activities, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As the Company’s research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible future compounds emerging from these efforts. Based on this continuing review, the Company expects to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.
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
Results of Operations
Comparison of the years ended December 31, 2010 and 2009
The following table summarizes the Company’s results of operations with respect to the items set forth in such table for the years ended December 31, 2010 and 2009 together with the change in such items in dollars and as a percentage:

	For the Years Ended
	December 31,	December 31,
	2010	2009	$ Change	% Change
Revenue	$—	$—	$—	—
Research and development expense	1,817,462	6,055,215	(4,237,753)	(70)%
General and administrative expense	4,096,520	7,198,320	(3,101,800)	(43)%
Interest expense	3,562,483	7,733,390	(4,170,907)	(54)%
Other expense/(income)	17,891	(8,601)	26,492	308%
Revenue. The Company did not generate any revenue in the years ended December 31, 2010 and 2009, respectively, and does not expect to generate any revenue from licensing, achievement of milestones or product sales until the Company is able to commercialize product candidates or execute a collaboration arrangement.
Research and Development Expense. Research and development expense decreased 70%, or approximately $4.3 million, from $6.1 million in the year ended December 31, 2009 to $1.8 million in the year ended December 31, 2010. Clinical trial and preclinical related CRO and investigator clinical trial related expenses decreased by approximately $1.0 million from $1.0 million in the year ended December 31, 2009 to approximately $0 in the year ended December 31, 2010. The ACS and CEA Phase 2 clinical trials were completed in 2008. As a result, related CRO and investigator expenses were approximately $0 for each trial in the years ended December 31, 2010 and 2009. FDG-PET CRO and investigator expenses decreased approximately $1.0 million from $1.0 million in the year ended December 31, 2009 to approximately $0 in the year ended December 31, 2010 as last patient visit occurred in 2009. Lab data analysis and other R&D expenses decreased $1.0 million from $1.1 million in the year ended December 31, 2009 to approximately $100,000 in the year ended December 31, 2010 primarily due to an $200,000 decrease in ACS, CEA and FDG-PET Phase 2 clinical trial expenses from $200,000 in the year ended December 31, 2009 to approximately $0 in the year ended December 31, 2010 due to the completion of the studies in 2009, a $200,000 decrease in THR drug development expenses from $400,000 in the year ended December 31, 2009 to $200,000 in the year ended December 31, 2010 due to the timing of work associated with THR drug development, a $500,000 decrease in VIA-2291 general development from $300,000 in the year ended December 31, 2009 to ($200,000) in the year ended December 31, 2010 due to the receipt of a $200,000 QTDP grant from the Internal Revenue Service in November of 2010 and due to the substantial completion of clinical work in the development of VIA-2291 in 2009, and a $100,000 decrease in expenses associated with the DNA isolation and genotyping study that is associated with the development of VIA-2291 from $100,000 in the year ended December 31 2009 to $0 in the year ended December 31, 2010. Employee related expenses including salary, benefits, stock-based compensation, travel and entertainment expense, information technology and facilities expenses, decreased $900,000 from $2.4 million in the year ended December 31, 2009 to $1.5 million in the year ended December 31, 2010 primarily due to the restructuring in March 2010 whereby headcount was reduced to six employees. In-licensing expenses decreased $400,000 from $400,000 in the year ended December 31, 2009 to $0 in the year ended December 31, 2010 due to the in-licensing of THR and DGAT1 in the year ended December 31, 2009 and no in-licensing activities in the year ended December 31, 2010. Consulting expenses decreased $900,000 from $1.1 million in the year ended December 31, 2009 to $200,000 in the year ended December 31, 2010. The Company also incurred $65,000 in expenses associated with the termination of the lease of research and development office space in Princeton, New Jersey in the year ended December 31, 2010.

General and Administrative Expense. General and administrative expense decreased 43%, or approximately $3.1 million, from $7.2 million in the year ended December 31, 2009 to $4.1 million in the year ended December 31, 2010 due primarily to the restructuring in March 2010 whereby headcount was reduced to six employees. Employee related expenses, including salary and benefits, stock-based compensation and travel and entertainment expenses decreased $2.2 million from $4.0 million in the year ended December 31, 2009 to $1.8 million in the year ended December 31, 2010, primarily to the decrease in headcount that resulted from the March 2010 restructuring of the Company. Corporate and facilities general and administrative expenses decreased $900,000 from $2.7 million in the year ended December 31, 2009 to $1.8 million in the year ended December 31, 2010 primarily due to a $500,000 decrease in audit and legal expenses from $1.5 million the year ended December 31, 2009 to $1.0 million in the year ended December 31, 2010, a $200,000 decrease in investor relations and other public company expenses from $400,000 in the year ended December 31, 2009 to $200,000 in the year ended December 31, 2010, and a $200,000 decrease in facilities and IT related expenses from $800,000 in the year ended December 31, 2009 to $600,000 in the year ended December 31, 2010. The Company was able to hold consulting expenses at approximately $500,000 in the years ended December 31, 2010 and 2009.
Interest Expense. Interest expense decreased $4,171,000 from $7,733,000 in the year ended December 31, 2009 to $3,562,000 in the year ended December 31, 2010. Interest on the note payable — affiliate increased $1,215,000 from $789,000 in the year ended December 31, 2009 to $2,004,000 in the year ended December 31, 2010 due to the accumulation of increasing levels of debt over time. Interest expense incurred in the amortization of the discount of the notes payable — affiliate decreased $5,386,000 from $6,944,000 in the year ended December 31, 2009 to $1,558,000 in the year ended December 31, 2010 due to all of the discount associated with the $10.0 million 2009 Loan Agreement being fully amortized in 2009 and due to the reduction in the amount of borrowing year over year.
Other Expense/Income. Other expense increased $27,000 from other income of $9,000 in the year ended December 31, 2009 to other expense of $18,000 in the year ended December 31, 2010. Unrealized losses on foreign exchange transactions decreased $4,000 from $4,000 in the year ended December 31, 2009 to $0 in the year ended December 31, 2010; realized losses on foreign exchange transactions increased $24,000 from realized gains $13,000 in the year ended December 31, 2009 to realized losses of $11,000 in the year ended December 31, 2010. The foreign exchange transactions were incurred primarily in connection with the CEA Phase 2 clinical trial and in patent legal expenses incurred with vendors who invoiced in foreign currency. Losses on the disposal of fixed assets increased $7,000 from approximately $0 in the year ended December 31, 2009 to $7,000 in the year ended December 31, 2010.
Income Tax Expense. There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception and a full valuation allowance has also been in place since inception.
Liquidity and Capital Resources
The Company does not have commercial products from which to generate cash resources. As a result, from June 14, 2004 (date of inception) to December 31, 2010, the Company has financed its operations primarily through a series of issuances of secured convertible notes, the generation of interest income on the borrowed funds, the Merger with Corautus, a private placement through a public equities transaction, and debt. The Company expects to incur substantial and increasing losses for the next several years as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
In March 2009, the Company entered into the 2009 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million as more fully described in Note 6 in the notes to the financial statements. The Company secured the loan with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. According to the terms of the original 2009 Loan Agreement, the debt and related interest was due to the Lenders on September 14, 2009. The parties agreed to extend the repayments terms and, on February 26, 2010, the Lenders agreed to modify the Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amended 2009 Loan Agreement. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010.

In March 2010, the Company entered into the 2010 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million as more fully described in Note 6 in the notes to the financial statements. On March 29, 2010, the Company secured the loan with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. During the three months ended June 30, 2010, the Company borrowed $100,000 on May 26, 2010, $200,000 on June 4, 2010, and another $300,000 on June 29, 2010. During the three months ended September 30, 2010, the Company borrowed $100,000 on July 15, 2010, $750,000 on July 27, 2010 and a final $300,000 on September 28, 2010. According to the terms of the original 2010 Loan Agreement, the debt and related interest was due to the Lenders on December 31, 2010. The Company failed to repay the debt and all related interest be such date. As more fully described in Note 6 in the notes to the financial statements, on November 15, 2010, the Company entered into the 2010 Loan Amendment to enable the Company to borrow up to an additional aggregate principal amount of $3.0 million, pursuant to the terms of the amended and restated promissory notes issued under the 2010 Loan Amendment. According to the original terms of the 2010 Loan Amendment, the debt was due to the Lenders on December 31, 2010. As more fully described in Note 14 in the notes to the financial statements, on January 14, 2011, the Lenders agreed to amend the 2010 Loan Agreement and 2010 Loan Amendment to extend the repayment terms of the aggregate $6.0 million borrowings from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. The Lenders did not modify the interest rate or offer any concessions in the January 14, 2011 or March 24, 2011 amendments.
The Company had $84,001 in cash at December 31, 2010. Management believes that, under normal continuing operations, this amount of cash will enable the Company to meet only a small portion of its current obligations. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the 2009 Loan Agreement, the 2010 Loan Agreement, and the 2010 Loan Amendment, and to meet its ongoing working capital requirements. Moreover, in connection with these loans, the Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
Global market and economic conditions have been, and continue to be, disrupted and volatile. The Company cannot provide assurance that additional financing will be available in the near term when needed, particularly in light of the current economic environment and adverse conditions in the financial markets, or that, if available, financing will be obtained on terms favorable to the Company or to the Company’s stockholders. Having insufficient funds may require the Company to delay, scale back, or eliminate some or all research and development programs, including clinical trial activities, or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. Failure to obtain adequate financing in the near term will adversely affect the Company’s ability to operate as a going concern and may require the Company to cease operations. If the Company raises additional capital by issuing equity securities, its existing stockholders’ ownership will be diluted. In addition, to the extent the vested warrants granted to the Lenders to purchase an aggregate of 83,333,333 shares of common stock at an exercise price of $0.12 per share are exercised by the Lenders, and to the extent the vested warrants granted to the Lenders in the 2010 Loan Agreement to purchase an aggregate of 17,647,059 shares of common stock at an exercise price of $0.17 per share are exercised by the Lenders, and to the extent the vested warrants granted to the Lenders to purchase an aggregate of 42,253,521 shares of common stock at an exercise price of $0.071 per share are exercised by the Lenders, existing stockholders’ ownership in the Company will be significantly diluted. Any new debt financing the Company enters into may involve covenants that restrict its operations. The 2009 Loan Agreement, the 2010 Loan Agreement and the 2010 Loan Amendment with the Lenders includes restrictive covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. The Company may also be required to pledge all or substantially all of its assets, including intellectual property rights, as collateral to secure any debt obligations. The Company’s obligations under the 2009 Loan Agreement, the 2010 Loan Agreement, and the 2010 Loan Amendment are secured by all of the Company’s assets, including its intellectual property and any additional pledge of its assets would require the consent of the Lenders. In addition, if the Company raises additional funds through collaborative or other strategic arrangements, the Company may be required to relinquish potentially valuable rights to its product candidates or grant licenses on terms that are not favorable to the Company.

Prior to the Merger and the private placement, the Company issued secured convertible notes for a total of $24.4 million from June 14, 2004 (date of inception) to December 31, 2010 to finance its operations. All of the $24.4 million in secured convertible notes have been converted to equity as of December 31, 2007. No convertible notes were issued in the years ended December 31, 2010, 2009 or 2008.
The Company’s cash on hand decreased approximately $2.1 million from $2.2 million at December 31, 2009 to approximately $84,000 at December 31, 2010. In the fiscal year ended December 31, 2010, the Company received $4.0 million in cash inflows and disbursed $6.1 million in cash outflows resulting in the $2.1 million decrease in cash. Cash inflows of $4.0 million consisted of $4.0 million in proceeds from borrowings on the affiliate loan arrangements. Cash outflows of $6.1 million consisted of $2.8 million in payments for payroll and related expenses, $900,000 in payments for research and development related expenses, $800,000 in payments to consultants for consulting services, $400,000 in payments for legal services, $300,000 in payments for corporate expenses, including audit fees, board fees, and public company expenses, and $900,000 in payments for travel reimbursement, facilities and other office related expenses.
The Company used $6.1 million and $11.9 million in net cash from operations in the years ended December 31, 2010 and 2009, respectively, and $71.6 million for the period from June 14, 2004 (date of inception) to December 31, 2010. The $5.8 million decrease in the net cash used in operations was comprised of an $11.4 million decrease in net loss from $21.0 million in the year ended December 31, 2009 to $9.6 million in the year ended December 31, 2010, a $600,000 decrease in the change in net assets, a $400,000 decrease in the change in net liabilities, a $5.4 million decrease in the amortization of the discount on notes payable, a $1.2 million increase in the change in interest payable to affiliate, a decrease of $500,000 in stock-based compensation expense, and a net increase of $100,000 in excess facility lease cost, depreciation expense and net losses on disposals of fixed assets. The $11.4 million decrease in net losses was the result of a decrease of $4.2 million in research and development expenses and a $3.1 million decrease in general and administrative expenses, a $100,000 increase in restructuring expenses, and a $4.2 million decrease in interest expense. For the period from June 14, 2004 (date of inception) to December 31, 2010, the Company used $71.6 million of net cash in operating activities which was comprised of inception-to-date net losses of $91.2 million, net of $14.0 million non-cash expenses, including $4.7 million inception-to-date stock-based compensation expense, $800,000 in excess facility lease cost, depreciation expense and net losses on disposals of fixed assets, $8.5 million in interest expense from the amortization of the discount on notes payable, and net of $1.8 million net increase in the change in net assets and liabilities, and a $3.8 million increase in the change in interest payable to affiliate. The Company cannot be certain if, when or to what extent it will receive cash inflows from the commercialization of its product candidates. The Company expects its clinical, research and development expenses to be substantial and to increase over the next few years as it continues the advancement of its product development programs.
The Company used $0 and $16,000 in net cash from investing activities in the years ended December 31, 2010 and 2009, respectively, and obtained $10.1 million cash from investing activities for the period from June 14, 2004 (date of inception) to December 31, 2010. The Company used $0 and $16,000 in cash for capital expenditures in the years ended December 31, 2010 and 2009, respectively. From June 14, 2004 (date of inception) to December 31, 2010, the Company received $11.1 million in cash from the Merger with Corautus, net of an additional $350,000 in capitalized Merger costs and $664,000 in capital expenditures.
The Company received $4.0 million and $10.0 million in cash from financing activities through loan arrangements with its principal stockholder in the years ended December 31, 2010 and 2009, respectively. There were no equity financings in the years ending December 31, 2010 and 2009. The Company received approximately $1,000 and $2,000 in cash from employee exercises of stock options in the years ended December 31, 2010 and 2009, and repurchased and retired approximately $1,000 and $0 of common stock in the years ended December 31, 2010 and 2009, respectively. From June 14, 2004 (date of inception) to December 31, 2010, the Company received $61.6 million in net cash provided by financing activities, including $14.0 million in notes payable borrowings from the Company’s principal stockholder, $24.4 million of cash received through the issuance of secured convertible debt from the Company’s principal stockholder, $23.1 million of net cash received through the equity financing completed in 2007, and $100,000 of cash received from employee and from exercises of stock options.
In November 2010, the Company was notified by the Internal Revenue Service that it has been awarded $244,479 in grants under the Qualifying Therapeutic Discovery Project (“QTDP”) program established under Section 48D of the Internal Revenue Code as part of the Patient Protection and Affordable Care Act of 2010. The Company submitted the grant application in July 2010 for qualified 2009 and 2010 investments in the VIA-2291 program. The grant is not taxable for federal income tax purposes. The Company received the full amount of the grant in January 2011.

Contractual Obligation and Commitments
The following table describes the Company’s contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$795,505	$323,792	$471,713	$—	$—
Notes and related interest payable — affiliate (2)	16,793,026	16,793,026	—	—	—
Uncertain tax positions (3)	—	—	—	—	—
Licensing agreements (4)	—	—	—	—	—

	$17,588,531	$17,116,818	$471,713	$—	$—

(1)
Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California. In 2010, the Company was released from its obligations for its lease of space in Princeton, New Jersey, which formerly was used for its clinical operations. In January 2008, the Company expanded the lease of its headquarters in San Francisco to a total of 8,180 square feet to ensure adequate facilities for current activities, and extended the lease through May 31, 2013.

(2)
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into the 2009 Loan Agreement with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of the promissory notes issued under the 2009 Loan Agreement (“2009 Notes). On March 12, 2009, the Company borrowed an initial amount of $2.0 million. During the three months ended September 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and a final $2.0 million on September 11, 2009. The 2009 Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the 2009 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of December 31, 2010, the Company accrued $2,515,068 in interest payable — affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the Notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) April 1, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. While the Lenders have not declared an event of default, the Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher 18% per annum beginning April 1, 2010.

Also as more fully described in Note 6 in the notes to the financial statements, in March 2010, the Company entered into an additional Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes issued under the 2010 Loan Agreement. On March 29, 2010, the Company borrowed an initial amount of $1,250,000. During the three months ended June 30, 2010, the Company borrowed $100,000 on May 26, 2010, $200,000 on June 4, 2010, and another $300,000 on June 29, 2010. During the three months ended September 30, 2010, the Company borrowed $100,000 on July 15, 2010, $750,000 on July 27, 2010 and a final $300,000 on September 28, 2010. The 2010 Loan Agreement notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Agreement notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. As of December 31, 2010, the Company accrued $259,521 in interest payable — affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the original 2010 Loan Agreement, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. The Company failed to repay the debt and all related interest to the Lenders due on December 31, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.

Also as more fully described in Note 6 in the notes to the financial statements, on November 15, 2010, the Company entered into an amendment to the 2010 Loan Agreement (“2010 Loan Amendment”) to enable the Company to borrow up to an additional aggregate principal amount of $3.0 million, pursuant to the terms of amended and restated promissory notes issued under the 2010 Loan Amendment. On November 15, 2010, $201,397 in principal and interest amounts borrowed under an October 29, 2010 bridge loan with the Lenders automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. The 2010 Loan Amendment notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Amendment accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. As of December 31, 2010, the Company accrued $17,040 in interest payable — affiliate for unpaid interest expenses. Unless earlier paid in accordance with the terms of the original 2010 Loan Amendment, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.

(3)
The Company adopted new accounting guidance for the accounting for uncertainty in income tax positions on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2010 was $659,992. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
Incentive Award Accruals
The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company has accrued incentive compensation expenses of $767,185 and $1,308,043 at December 31, 2010 and December 31, 2009, respectively, for liabilities associated with these employee and executive incentive award plans.
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
The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of December 31, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 127% and 105%, respectively, as of December 31, 2010, and 130% and 104%, respectively as of December 31, 2009. The blended volatility rate was approximately a range from 115% to 116% as of December 31, 2010 and 114% as of December 31, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 4.77% and 2.82% as of December 31, 2010 and 2009, respectively, using the Company’s historical data. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of December 31, 2010 and 2009, respectively.
The assumptions used to value option and restricted stock award grants for the years ended December 31, 2010 and 2009 are as follows:

Years Ended
	December 31,	December 31,
	2010	2009
Expected life from grant date	6.59 – 6.96	6.08 – 7.96
Expected volatility	115% – 116%	105% – 114%
Risk free interest rate	2.56% – 2.70%	2.89% – 3.07%
Dividend yield	—	—
The following table summarizes stock-based compensation expenses related to stock options and warrants for the years ended December 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$163,612	$260,226	$1,243,038
General and administrative expense	541,606	941,540	3,346,468

Total	$705,218	$1,201,766	$4,589,506

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $473,000 in compensation expense over a weighted average remaining period of 0.84 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

The following table summarizes stock-based compensation expense related to employee restricted stock awards for the years ended December 31, 2010 and 2009 and for the period from June 14, 2004 (date of inception) to December 31, 2010, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$13,675	$15,734	$30,043
General and administrative expense	28,897	47,655	78,445

Total	$42,572	$63,389	$108,488

All of the restricted stock awards that have been granted became fully vested in 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s Chief Executive Officer and Principal Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
As a result of the restructuring, the Company made significant changes in internal control over financial reporting to mitigate the risks associated with a lack of segregation of duties that resulted from the reduction in force. Specifically, the Company increased the use of highly qualified financial consultants to analyze all financial transactions for the fiscal year ended December 31, 2010, prepare bank reconciliations for each month in fiscal year ended December 31, 2010, and prepare and independently review financial statements for external reporting purposes in accordance with GAAP for the review and approval of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer.
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

ITEM 9B.	OTHER INFORMATION
On January 14, 2011, the Lenders agreed to amend the 2010 Loan Agreement and the 2010 Loan Amendment, as more fully described in Note 6 in the notes to the financial statements, to extend the repayment terms of the aggregate $6.0 million borrowings under both the 2010 Loan Agreement and the 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. The Lenders did not modify the interest rate or offer any concessions in the amendments to the 2010 Loan Agreement and the 2010 Loan Amendment.
On January 14, 2011 and March 24, 2011, the Company borrowed an additional $500,000 and $1,498,603, respectively, in principal amounts for general corporate purposes under the 2010 Loan Amendment more fully discussed in Note 6 in the notes to the financial statements. The Company has previously borrowed $1,501,397 in principal amounts and the drawdown on March 24, 2011 was the final drawdown under the terms of the 2010 Loan Amendment. A total of 7,042,254 of the 42,253,521 2010 Additional Warrant Shares vested immediately on January 14, 2011 and a total of 21,107,084 of the 42,253,521 2010 Additional Warrant Shares vested immediately on March 24, 2011, bringing the aggregate vested and exercisable 2010 Additional Warrant Shares held by the Lenders to 42,253,521 shares. The 2010 Additional Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until November 15, 2015.

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
Directors
Set forth below is certain biographical information as of March 1, 2011 regarding our current directors.

Name	Age	Title
Lawrence K. Cohen, Ph.D.	57	Director, Chief Executive Officer & President
Douglass B. Given, M.D., Ph.D., M.B.A.	59	Chairman of the Board of Directors
Mark N.K. Bagnall(1)(2)(3)	54	Director
Fred B. Craves, Ph.D.	65	Director
David T. Howard(1)(2)(3)	61	Director
John R. Larson	64	Director

1.	Member of the Audit Committee.

2.	Member of the Compensation Committee.

3.	Member of the Nominating and Governance Committee.
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
Douglass B. Given, M.D., Ph.D., M.B.A. Douglass B. Given has served as Chairman of the Company’s Board of Directors since the consummation of the Merger on June 5, 2007, and prior to that time served as Chairman of privately-held VIA Pharmaceuticals, Inc.’s Board of Directors since its formation in 2004. Dr. Given is a partner at Bay City Capital LLC, which manages investment funds in the life sciences industry, and was founded in June 1997. From July 2001 to June 2003, Dr. Given served as the Chief Executive Officer and Director of NeoRx Corporation, a cancer therapeutics company. Since 2006, Dr. Given has served as President, Chief Executive Officer and Chairman of Vivaldi Biosciences, an anti-viral and vaccine development company. Dr. Given was Corporate Senior Vice President and Chief Technology Officer of Mallinckrodt, Inc. from August 1999 to October 2000. From 2006 to 2007, Dr. Given served as a member of the board of directors of Aksys, Ltd., a company focused on hemodialysis products and services. From 2001 to 2008, Dr. Given served as a member of the board of directors of SemBioSys Genetics Inc., a Canadian biotechnology company. Dr. Given chairs the advisory board to the University of Chicago Medical Center, serves on the Health Advisory Board of Johns Hopkins Bloomberg School of Public Health, serves on the International Advisory Council of the Harvard School of Public Health, AIDS/HIV Initiative and is a director of Arrowhead Research Corporation. Dr. Given earned his M.D. and Ph.D. from the University of Chicago and his M.B.A. from the Wharton School, University of Pennsylvania. He was a fellow in Internal Medicine and Infectious Diseases at Harvard Medical School and Massachusetts General Hospital. The Board selected Dr. Given to serve as a director because of his extensive executive experience in the biotechnology industry and his many years of experience in the venture capital and private equity field, which is very valuable to the Company in its evaluation of various financing and partnering alternatives presented to the Company.

Mark N.K. Bagnall. Mark N.K. Bagnall has served as a director of the Company since June 5, 2007. Since July 2009, Mr. Bagnall has served as President and a member of the board of directors of GenturaDx, Inc., a privately-held life science and molecular diagnostic company. Mr. Bagnall joined GenturaDx, Inc. in March 2009 as Chief Financial Officer. From April to December 2008, Mr. Bagnall served as Executive Vice President, Chief Financial Officer and a member of the board of directors of ADVENTRX Pharmaceuticals, Inc., a biopharmaceutical research and development company focused on commercializing proprietary product candidates for the treatment of cancer. He continued to serve as a member of the board of ADVENTRX until August 24, 2009. From May 2000 to June 2007, Mr. Bagnall was Senior Vice President and Chief Finance and Operations Officer of Metabolex, Inc., a privately-held pharmaceutical company focused on the development of drugs to treat diabetes and related metabolic disorders. Mr. Bagnall has been in the biotechnology industry for over 20 years. In the 12 years prior to joining Metabolex, Mr. Bagnall held the top financial position at four life science companies: Metrika, Inc., a privately-held diagnostics company, and three public biotechnology companies: Progenitor, Inc., Somatix Therapy Corporation, and Hana Biologics, Inc. During his career in biotechnology, he has managed several private and public financings, merger and acquisition transactions and corporate licensing agreements. Mr. Bagnall received his B.S. in Business Administration from the U.C. Berkeley Business School and is a Certified Public Accountant. The Board selected Mr. Bagnall to serve as a director because it believes he brings valuable management and finance expertise to the Board, as well as biotechnology expertise. He has been in the biotechnology industry for over 20 years. In the 12 years prior to joining Metabolex, Mr. Bagnall held the top financial position at four life science companies: Metrika, Inc., a privately-held diagnostics company, and three public biotechnology companies: Progenitor, Inc., Somatix Therapy Corporation, and Hana Biologics, Inc. During his career in biotechnology, he has managed several private and public financings, merger and acquisition transactions and corporate licensing agreements. Mr. Bagnall provides the Board with a distinguished financial expert for the Audit Committee (of which he serves as Chairman).
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act, and regulations of the SEC thereunder require our directors, officers and persons who own more than 10% of our Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2010, all of our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements.
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
During the fiscal year ended December 31, 2010, the Company’s Board of Directors held nine meetings, the Audit Committee held five meetings, and there were three Special Committee meetings. The Compensation Committee and the Nominating and Governance Committee did not meet during the fiscal year ended December 31, 2010. The Company’s Corporate Governance Principles provide that Board members are expected to regularly prepare for and attend all meetings of the Board and of each committee that the director is a member, with the understanding that, on occasion, a director may be unable to attend a meeting. The Corporate Governance Principles are posted on our website at www.viapharmaceuticals.com under the headings “Investor Relations — Corporate Governance — Committee Charters — Corporate Governance Principles.”
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
Summary Compensation Table
The total compensation paid to the Company’s Principal Executive Officer and its highest compensated executive officers other than the Principal Executive Officer, respectively, for services rendered in 2010 and 2009, as applicable, is summarized as follows:

						All Other
				Stock Awards	Option Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	($)	($)	($)(4)	Total ($)
Lawrence K. Cohen	2010	$385,000	$—	$—	$—	$1,215	$386,215
Principal Executive Officer	2009	$385,000	$—	$—	$—	$1,215	$386,215

James G. Stewart(1)	2010	$279,390	$—	$—	$—	$281	$279,671
Principal Financial Officer	2009	$325,000	$—	$—	$—	$1,125	$326,125

Karen S. Wright(2)	2010	$244,400	$—	$—	$—	$675	$245,075
Vice President, Controller (Principal Financial Officer)	2009	$—	$—	$—	$—	$—	$—

Rebecca. A. Taub	2010	$300,000	$—	$—	$—	$1,080	$301,080
Senior Vice President, Research & Development	2009	$300,000	$—	$—	$—	$1,080	$301,080
Footnotes to Summary Compensation Table

(1)
During 2010, Mr. James G. Stewart served as the principal financial officer from January 1, 2010 through March 31, 2010. Effective March 31, 2010, the employment of Mr. Stewart was terminated in connection with the restructuring and reduction in workforce.

(2)
On April 30, 2010, Karen S. Wright was appointed as an executive officer to serve as the principal financial officer of the Company following the restructuring. As Ms. Wright was not an executive officer of the Company in 2009, the table above does not include compensation amounts for 2009.

(3)
A decision on performance bonus compensation earned in 2009 and 2010 has been deferred and therefore is not calculable as of March 1, 2011. It is expected that a determination will be made on the amount of performance bonus compensation earned in 2009 and 2010, if any, once the Company is able to secure additional financing.

(4)
Represents the dollar value of: (i) any insurance premiums paid by the Company with respect to life insurance in 2009 (and in parenthesis, amounts paid in 2010), (ii) tax gross-up payments made by the Company with respect to the restricted stock awards for 2010, (iii) Company safe harbor contributions to the executive officer’s VIA Pharmaceuticals, Inc. 401(k) Plan for 2010 and (iv) accrued vacation and paid time off time paid by the Company in 2010:

Accrued Vacation
Name	401(k)	Life Insurance		Tax Gross-Up	and Paid Time off

Lawrence K. Cohen	$—		$1,215 (1,215)	$—	$—

James G. Stewart	$—		$1,125 (281)	$—	$—

Karen S. Wright	$7,350	$	— (675)	$—	$—

Rebecca. A. Taub	$—		$1,080 (1,080)	$—	$—

Narrative to Summary Compensation Table
Understanding our history is key to the understanding of our compensation structure for 2010 and 2009. After the Merger on June 5, 2007, the executive officers of privately-held VIA Pharmaceuticals, Inc. became our executive officers. On January 14, 2008, the Company hired Dr. Rebecca A. Taub as Senior Vice President, Research & Development. Effective March 31, 2010, the employment of Mr. James G. Stewart was terminated in connection with the restructuring of the Company. On April 30 2010, the Company appointed Karen S. Wright as an executive officer to serve as the principal financial officer of the Company following the restructuring of the Company. Accordingly, the following applies only to our Chief Executive Officer, Dr. Lawrence K. Cohen, our Vice President, Controller (Principal Financial Officer) beginning in 2010, Ms. Karen S. Wright, and our Senior Vice President, Research & Development, Dr. Rebecca A. Taub (collectively, our “NEOs”).
Base Salary
Upon consummation of the Merger, the Compensation Committee increased Dr. Cohen’s annual base salary to $385,000 from $325,000. Ms. Wright’s annual salary is $244,400 and was pro-rated based on her start date as an executive officer of April 30, 2010. Dr. Taub’s annual base salary is $300,000 and was pro-rated based on her start date of January 14, 2008.
Bonuses
For 2009 and 2010, we have not yet paid our NEOs any bonuses. The Compensation Committee elected to defer any decision on bonuses based on our 2009 and 2010 performance until the Company is able to secure additional financing.
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
In December 2008, the Compensation Committee granted our NEOs restricted stock awards in the amount set forth on the table below entitled “Outstanding Equity Awards at 2010 Fiscal Year End”. The restricted stock vests equally each month over a two year schedule, subject to earlier vesting in full if in the discretion of the Compensation Committee the Company has entered into a partnering transaction with a pharmaceutical or biotechnology company with respect to conducting follow-on clinical trials which are reasonably expected to result in further progress of VIA-2291 toward ultimate registration with the FDA. The Company also agreed to provide the recipients of the restricted stock awards a tax “gross-up” payment with respect to their applicable income tax expenses incurred upon making an election under Section 83(b) of the Internal Revenue Code in connection with the grant of restricted stock.
All stock options and restricted stock issued to Dr. Cohen and Dr. Taub, respectively, vest and become exercisable upon a change in control.
Severance
Pursuant to the terms of their employment agreements, our NEOs may be entitled to severance in the event that their employment is terminated without cause (or in the case of Dr. Cohen constructively). Such severance is subject to execution of a general release of claims and compliance with a non-compete. The amount of severance is 12 months base salary for Dr. Cohen, three months base salary for Ms. Wright, and six months base salary for Dr. Taub. In addition, we will pay the premiums for them and their dependents for COBRA continuation coverage under our group health plan for the period of severance or, if sooner, the date they are eligible for coverage under another employer’s group health plan.
Change in Control Agreements
On December 21, 2007, the Company entered into a Change in Control Agreement with Dr. Cohen as a means of providing him certain protections in the event his employment were to be terminated following a change in control. On January 14, 2008, the Company entered into a Change in Control Agreement with Dr. Taub. The Compensation Committee considers the Change in Control Agreements to be a retention device, as it removes any uncertainty regarding the executive’s position in the event we were to explore further strategic transactions.

Under the terms of the agreements, if the executive is terminated without cause or constructively within 12 months following a change in control, he or she would be eligible for the following benefits:
•	base salary payable over 24 months for Dr. Cohen and 12 months for Dr. Taub;
•	continued health benefits for the severance period;
•	pro rata bonus for the year of termination; and
•	full vesting in all equity compensation.
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

Outstanding Equity Awards at 2010 Fiscal Year End

	Option Awards					Stock Awards
	Number of		Number of			Number of
	Securities		Securities			Shares or		Market Value
	Underlying		Underlying			Units of		of Shares or
	Unexercised		Unexercised	Option	Option	Stock that		Units of Stock
	Options		Options	Exercise	Expiration	Have Not		that Have Not
Name	(Exercisable)		(Unexercisable)	Price	Date	Vested		Vested

Lawrence K. Cohen	—		—	—	—	0	(1)	0
	450,000	(2)	150,000	$2.38	12/17/2017	—		—
	154,166	(3)	30,834	$3.48	8/2/2017	—		—
	0	(4)	0	$0.14	9/8/2016	—		—
	111,516	(5)	0	$0.03	6/29/2015	—		—

Karen S. Wright	30,000	(2)	10,000	$2.38	12/17/2017	—		—
	7,750	(3)	1,550	$3.48	8/2/2017	—		—
	6,691	(6)	0	$0.14	9/8/2016	—		—
	0	(7)	0	$0.14	11/29/2016	—		—
	—		—	—	—	0	(9)	$0

Rebecca A. Taub	171,354	(8)	63,646	$2.90	1/15/2018	—		—
	—		—	—	—	0	(10)	$0
Footnotes to Outstanding Equity Awards at 2010 Fiscal Year End Table

(1)
Awarded 300,000 shares of restricted stock on December 17, 2008, of which 1/24th of the restricted stock vested on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2010, all of the shares of restricted stock were vested.

(2)	1/48th of the shares vest on the 17th day of each month starting after December 17, 2007.

(3)	1/48th of the shares vest on the 2nd day of each month starting after August 2, 2007.

(4)
54,875 shares of the Company were acquired upon early exercise of vested options by Dr. Cohen and are subject to repurchase by the Company upon termination of employment. 25% of the shares vested on March 31, 2007 and 1/48th of the shares vest on the 31st day of each month thereafter, subject to Dr. Cohen continuing to be a service provider through each such date. As of December 31, 2010, all shares were vested.

(5)
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

(6)	25% of the shares vested on September 8, 2006 (date of grant) and 1/18th of the shares vest on the 8th day of each month starting after September 8, 2006.

(7)
31,596 shares of the Company were acquired upon early exercise of vested options by Ms. Wright and are subject to repurchase by the Company upon termination of employment. 17,000 shares vested on November 29, 2007 and 1/48th of the remaining shares vest on the last day of each month thereafter, subject to Ms. Wright continuing to be a service provider through each such date. As of December 31, 2010, 25,803 shares were vested.

(8)	25% of the shares vested on January 14, 2009 and 1/48th of the shares vest on the 14th day of each month thereafter.

(9)
Awarded 30,000 shares of restricted stock on December 17, 2008, of which 1/24th of the restricted stock vested on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2010, all of the shares of restricted stock were vested.

(10)
Awarded 125,000 shares of restricted stock on December 17, 2008, of which 1/24th of the restricted stock vested on the 17th day of each month starting after December 17, 2008, subject to earlier vesting in full in limited circumstances specified in the award agreement. As of December 31, 2010, all of the shares of restricted stock were vested. See footnote (8) to the section entitled “Security Ownership of Certain Beneficial Owners and Management” below for vesting information within 60 days of March 1, 2011.

Compensation of Directors
The following table summarizes the total compensation earned in 2010 for the Company’s non-management directors. Dr. Cohen receives no additional compensation for his service as a director.

	Fees Earned or
Name	Paid in Cash	Option Awards(1)	Total

Mark N.K. Bagnall	$38,000	$0	$38,000
Fred B. Craves	$0	$0	$0
Douglass B. Given	$0	$0	$0
David T. Howard	$38,500	$0	$38,500
John R. Larson	$25,000	$0	$25,000
Footnote to Compensation of Directors Table

(1)
The aggregate number of options held by each director as of December 31, 2010 was as follows: Mr. Bagnall — 35,575; Dr. Craves — 0; Dr. Given — 0; Mr. Howard — 35,575 and Mr. Larson — 50,952. All of these options had vested as of such date. No shares of restricted stock are held by any director.

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
The following table sets forth information regarding the beneficial ownership of shares of our Common stock as of March 1, 2011 for:
•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and named executive officers as a group.
Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to the securities. Except as otherwise provided by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock used to calculate the percentage ownership of each listed person includes the shares of Common Stock underlying options or warrants held by such persons that are currently exercisable or exercisable within 60 days of March 1, 2011, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Percentage of beneficial ownership is based on 20,558,446 shares of Common Stock outstanding as of March 1, 2011.
Unless otherwise indicated, the address of each individual listed below is c/o VIA Pharmaceuticals, Inc., 750 Battery Street, Suite 330, San Francisco, California 94111.

			Percentage
			Beneficially
Name of Beneficial Owner	Number of Shares		Owned
5% Stockholders:
Bay City Capital LLC	153,288,359	(1)	93.59%
Lawrence K. Cohen, Ph.D.	1,200,758	(3)	5.63%
Directors and Named Executive Officers:
Mark N.K. Bagnall	35,575	(2)	*
Lawrence K. Cohen, Ph.D.	1,200,758	(3)	5.63%
Fred B. Craves, Ph.D.	—		—
Douglass B. Given, M.D., Ph.D., M.B.A.	122,867	(4)	*
David T. Howard	35,575	(5)	*
John R. Larson	55,345	(6)	*
Karen S. Wright	112,375	(7)	*
Rebecca A. Taub, M.D.	348,437	(8)	1.68%
All directors and named executive officers as a group (8 persons)	1,910,932	(9)	8.81%

*	Less than 1%.

(1)
The information included in the beneficial ownership table is based on a Schedule 13D/A filed by Bay City Capital LLC on November 17, 2010. Bay City Capital LLC (“BCC”) is the manager of Bay City Capital Management IV LLC (“Management IV”). Management IV is the general partner of Bay City Capital Fund IV, L.P. (“Fund IV”) and Bay City Capital Fund IV Co-Investment Fund, L.P. (“Co-Investment Fund”), which own of record 9,842,297 and 212,149 shares of Common Stock, respectively. In connection with the 2009 loan transaction entered into between the Company and Fund IV and Co-Investment Fund, as described under “Related Party Transactions — Bay City Capital Relationship,” the Company issued to Fund IV and Co-Investment Fund warrants (the “2009 Warrants”) to purchase up to an aggregate of 81,575,000 and 1,758,333 shares of the Company’s Common Stock, respectively (collectively, the “2009 Warrant Shares”), at an exercise price of $0.12 per share. Based on the $10,000,000 in borrowings by the Company, the aggregate number of Warrant Shares that have vested and become exercisable by Fund IV and Co-Investment Fund are 83,333,333 shares. In connection with the 2010 loan transaction entered into between the Company and Fund IV and Co-Investment Fund, as described under “Related Party Transactions — Bay City Capital Relationship,” the Company issued to Fund IV and Co-Investment Fund warrants (the “2010 Warrants”) to purchase up to an aggregate of 17,274,706 and 372,353 shares of the Company’s Common Stock, respectively (collectively, the “2010 Warrant Shares”), at an exercise price of $0.17 per share. Based on the $3,000,000 in borrowings by the Company, the aggregate number of Warrant Shares that have vested and become exercisable by Fund IV and Co-Investment Fund are 17,647,059 shares. In connection with the 2010 loan amendment entered into between the Company and Fund IV and Co-Investment Fund, as described under “Related Party Transactions — Bay City Capital Relationship,” the Company issued to Fund IV and Co-Investment Fund warrants (the “2010 Additional Warrants”) to purchase up to an aggregate of 41,361,972 and 891,549 shares of the Company’s Common Stock, respectively (collectively, the “2010 Additional Warrant Shares”), at an exercise price of $0.071 per share. The number of 2010 Additional Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 loan amendment, divided by the $0.071 per share exercise price of the 2010 Additional Warrants. The 2010 Additional Warrant Shares vest based on the amount of borrowings under the amended and restated promissory notes issued under the 2010 Loan Amendment. Based on the $1,001,397 of borrowings, 14,104,183 2010 Additional Warrant Shares are vested and are exercisable as of December 31, 2010. At each subsequent closing, the 2010 Additional Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Additional Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until November 15, 2015. BCC has sole voting and investment power over the shares held of record by Fund IV and Co-Investment Fund. BCC is managed by a board of managers currently comprised of four managers, none of whom, acting individually, has voting control or investment discretion with respect to the securities owned. Fred B. Craves, a member of the Company’s Board of Directors, is the founder, chairman of and a manager of BCC. Dr. Craves also owns approximately 22% of the membership interests in BCC. Douglass Given, the chairman of the Company’s Board, is a partner of BCC. Each of Drs. Craves and Given disclaims beneficial ownership of the shares held by Fund IV and Co-Investment Fund, except to the extent of their respective proportionate pecuniary interests therein. The address of BCC is 750 Battery Street, Suite 400, San Francisco, CA 94111.

(2)	Represents options to purchase 35,575 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(3)
Dr. Cohen was appointed President and Chief Executive Officer of the Company on June 5, 2007 following the consummation of the Merger. The information included in the beneficial ownership table is based in part on a Schedule 13G filed by Dr. Cohen on February 11, 2011. The share number includes options to purchase 781,098 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(4)	Represents 122,867 shares of Common Stock held of record by the Douglass and Kim Given Revocable Trust, for which Douglass Given serves as trustee.

(5)	Represents options to purchase 35,575 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(6)
Includes (i) 2,342 shares owned of record by Clique Capital, LLC, for which Mr. Larson serves as Managing Director and (ii) options to purchase 50,952 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(7)
Ms. Wright was appointed Vice President, Controller (Principal Financial Officer) of the Company on April 30, 2010 following the restructuring. The share number includes options to purchase 48,549 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(8)
Dr. Taub was hired and appointed Senior Vice President, Research & Development on January 14, 2008. The share number includes options to purchase 190,937 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

(9)	Includes options to purchase 1,142,686 shares of Common Stock which are exercisable within 60 days of March 1, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Related Party Transactions
Baxter Healthcare Relationship
Baxter Healthcare owns all 2,000 shares of our outstanding Series C Preferred Stock. Each share of Series C Preferred Stock became convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock. As of December 31, 2010, the Series C Preferred Stock is convertible into 13,986,013 shares of the Company’s Common Stock. As of December 31, 2010, Baxter Healthcare has not initiated the conversion of the Series C Preferred Stock into the Company’s common stock.
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
On March 12, 2009, the Company entered into a note and warrant purchase agreement (the “2009 Loan Agreement”) with Bay City Capital (through its Bay City Capital Fund IV, L.P. and affiliate Bay City Capital Fund IV Co-Investment Fund, L.P.) pursuant to which Bay City Capital agreed to lend to the Company in the aggregate up $10,000,000, pursuant to the terms of promissory notes (collectively, the “2009 Notes”) issued under the 2009 Loan Agreement (the “2009 Loan Transaction”). On March 12, 2009, the Company borrowed an initial amount of $2,000,000 and as of September 11, 2009, the Company had drawn down the remaining $8,000,000 from the debt facility. The 2009 Notes are secured by a first priority lien on all of the assets of the Company. Amounts borrowed under the Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2009 Notes, all unpaid principal and accrued interest shall become fully due and payable on the earliest to occur of (i) April 1, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than fifty percent of the voting interests in the surviving or resulting entity. The Company was not able to repay the loan on April 1, 2010 and is currently in default under the 2009 Loan Agreement. Pursuant to the 2009 Loan Agreement, the Company issued to Bay City Capital warrants (the “2009 Warrants”) to purchase up to an aggregate of 83,333,333 shares (the “2009 Warrant Shares”) of Common Stock of the Company, at $0.12 per share. The number of 2009 Warrant Shares is equal to the $10,000,000 aggregate principal amount borrowed under the 2009 Loan Agreement, divided by the $0.12 per share exercise price of the Warrants. As set forth in the 2009 Warrants, the 2009 Warrant Shares vest based on the amount of borrowings under the Notes and the passage of time. Based on the aggregate $10,000,000 of borrowings, 83,333,333 2009 Warrant Shares are vested and are exercisable at any time until 5:00 p.m. (Pacific Time) on March 12, 2014. In connection with the 2009 Loan Transaction and 2009 Warrants, the Company also entered into a Second Amended and Restated Registration Rights Agreement (the “2009 Registration Rights Agreement”) with Bay City Capital and certain stockholders of the Company, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to Bay City Capital and the certain stockholders of the Company to register their shares of Common Stock (including the 2009 Warrant Shares) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended.
On March 26, 2010, the Company entered into a note and warrant purchase agreement (the “2010 Loan Agreement”) with Bay City Capital (through its Bay City Capital Fund IV, L.P. and affiliate Bay City Capital Fund IV Co-Investment Fund, L.P.) pursuant to which Bay City Capital agreed to lend to the Company in the aggregate up to $3,000,000, pursuant to the terms of promissory notes issued under the 2010 Loan Agreement (the “2010 Loan Transaction”). On March 29, 2010, the Company borrowed an initial amount of $1,250,000 and as of September 28, 2010, the Company had drawn down the remaining $1,750,000 from the debt facility. The 2010 Loan Agreement notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Agreement notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Agreement, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $0.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Loan Agreement notes. Based on the aggregate $3,000,000 of borrowings, 17,647,059 2010 Warrant Shares are vested and are exercisable at any time until 5:00 p.m. (Pacific Time) on March 26, 2015. In connection with the 2010 Loan Transaction and 2010 Warrants, the Company also amended the Registration Rights Agreement, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to Bay City Capital and the certain stockholders of the Company to register their shares of Common Stock (including the 2010 Warrant Shares) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
On October 29, 2010, the Company executed a secured promissory note (the “Bridge Note”) in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment (as defined below) the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the amended and restated promissory notes issued under the 2010 Loan Amendment The Company accrued $1,397 in unpaid interest for the period October 29, 2010 to November 15, 2010, which is included in the Company’s statement of operations.

On November 15, 2010, the Company entered into an amendment to the 2010 Loan Agreement (“2010 Loan Amendment”) to enable the Company to borrow up to an additional aggregate principal amount of $3,000,000, pursuant to the terms of amended and restated promissory notes issued under the 2010 Loan Amendment. Subject to the Lenders’ approval, as of December 31, 2010, the Company may borrow in the aggregate up to an additional $1,998,603 at subsequent closings pursuant to the terms of the 2010 Loan Amendment. On November 15, 2010, the $201,397 outstanding principal and unpaid interest on the Bridge Note were automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. The 2010 Loan Amendment notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the original 2010 Loan Amendment notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Amendment, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. Pursuant to the 2010 Loan Amendment, the Company issued to the Lenders additional warrants (the “2010 Additional Warrants”) to purchase an aggregate of 42,253,521 shares (the “2010 Additional Warrant Shares”) of common stock at $0.071 per share. The number of 2010 Additional Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Amendment, divided by the $0.071 per share exercise price of the 2010 Additional Warrants. The 2010 Additional Warrant Shares vest based on the amount of borrowings under the 2010 Loan Amendment notes. Based on the $1,001,397 of borrowings, 14,104,183 2010 Additional Warrant Shares are vested and are exercisable as of December 31, 2010. At each subsequent closing, the 2010 Additional Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Additional Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until November 15, 2015. In connection with the 2010 Loan Amendment and 2010 Additional Warrants, the Company also amended the Registration Rights Agreement, pursuant to which the Company has granted certain demand, shelf and “piggyback” registration rights to Bay City Capital and certain stockholders of the Company to register their shares of Common Stock (including the 2010 Additional Warrant Shares) with the SEC so that such shares become freely tradeable without restriction under the Securities Act of 1933, as amended. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
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
Deloitte & Touche LLP (“Deloitte”) has been the Company’s independent registered public accounting firm since the completion of the Merger in June 2007 and had previously served as privately-held VIA Pharmaceuticals, Inc.’s independent registered public accounting firm since the date of privately-held VIA Pharmaceuticals, Inc.’s formation in 2004. The appointment of Deloitte as the Company’s independent registered public accounting firm was approved by the Audit Committee on June 5, 2007. Deloitte completed its client approval procedures and accepted the appointment as the Company’s independent registered public accounting firm as of June 19, 2007.

The accountant’s report issued by Deloitte on the financial statements of the Company for the fiscal year ended December 31, 2009 expressed an unqualified opinion and included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accountant’s report issued by Deloitte on the financial statements of the Company for the fiscal year ended December 31, 2010 expressed an unqualified opinion and included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2009 through December 31, 2010, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company’s two most recent fiscal years (ended December 31, 2010 and 2009).
Audit and Non Audit Fees
Aggregate fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2010 and 2009 are set forth below. The aggregate fees included in the Audit Fee category are fees billed for each of these fiscal years for the audit of our annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services provided in connection with statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
Aggregate fees incurred by Deloitte for professional services rendered to the Company from January 1, 2009 through December 31, 2010:

	Fiscal Year	Fiscal Year
	2010	2009
Audit Fees	$246,300	$207,700
Audit-Related Fees	$—	$—
Tax Fees	$41,690	$—
All Other Fees	$—	$—

Total	$287,990	$207,700

Audit Fees for the fiscal years ended December 31, 2010 and 2009 were for professional services rendered for the audits of the annual financial statements of the Company included in the Company’s Form 10-K and quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit Fees for the fiscal year ended December 31, 2009 also included services provided by Deloitte related to the filing of a Form S-8 in March 2009.
Tax Fees for the fiscal year ended December 31, 2010 consisted of professional services provided by Deloitte related to the Company’s “Qualifying Therapeutic Discovery Project” tax credit application. There were no fees for services rendered by Deloitte that fall into the classification of Tax Fees for the fiscal year ended December 31, 2009.
There were no fees for services rendered by Deloitte that fall into the classification of Audit-Related Fees for the fiscal years ended December 31, 2010 or 2009.
There were no fees for services rendered by Deloitte that fall into the classification of All Other Fees for the fiscal years ended December 31, 2010 or 2009.
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

3.8	Certificate of Amendment to the Restated Certificate of Incorporation (Reverse Stock Split) (filed as Exhibit 3.8 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.9	Certificate of Amendment to the Restated Certificate of Incorporation (Name Change) (filed as Exhibit 3.9 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

3.10	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Form 8-K filed on April 17, 2008 and incorporated herein by reference)

4.1	Warrant issued to Trout Partners LLC, dated July 31, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on August 6, 2007 and incorporated herein by reference)

4.2	Warrant issued to Redington, Inc., dated March 1, 2008 (filed as Exhibit 4.2 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

Exhibit
Number	Description
4.3
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.4
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 12, 2009 (filed as Exhibit 4.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.5
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.5 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.6
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated March 26, 2010 (filed as Exhibit 4.6 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.7
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Fund, L.P., dated November 15, 2010 (filed as Exhibit 4.7 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

4.8
Warrant to Purchase Common Stock of VIA Pharmaceuticals, Inc. issued to Bay City Capital Fund IV Co-Investment Fund, L.P., dated November 15, 2010 (filed as Exhibit 4.8 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

4.9
Second Amended and Restated Registration Rights Agreement, dated as of March 12, 2009, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

4.10
Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, dated as of March 26, 2010, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.8 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

4.11
Amendment No. 2 to the Second Amended and Restated Registration Rights Agreement, dated as of November 15, 2010, by and among VIA Pharmaceuticals, Inc. and the parties named therein (filed as Exhibit 4.11 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

10.1
Note and Warrant Purchase Agreement, dated as of March 12, 2009 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.2
Note and Warrant Purchase Agreement, dated as of March 26, 2010 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.3
Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.4
Promissory Note, dated as of March 12, 2009, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.3 to the Form 8-K filed on March 12, 2009 and incorporated herein by reference)

10.5
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.6
First Amendment to Promissory Note, dated as of September 11, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on September 11, 2009 and incorporated herein by reference)

10.7
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.8
Second Amendment to Promissory Note, dated as of October 30, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on October 30, 2009 and incorporated herein by reference)

10.9
Third Amendment to Promissory Note, dated as of December 22, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

10.10
Third Amendment to Promissory Note, dated as of December 22, 2009, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on December 22, 2009 and incorporated herein by reference)

Exhibit
Number		Description
10.11
Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.11 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.12
Promissory Note, dated as of March 26, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.12 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

10.13
Promissory Note, dated as of October 29, 2010, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on November 4, 2010 and incorporated herein by reference)

10.14
Omnibus Amendment, dated as of November 15, 2010 by and among VIA Pharmaceuticals, Inc., Bay City Capital Fund IV, L.P., Bay City Capital Fund IV Co-Investment Fund, L.P., and Bay City Capital LLC (filed as Exhibit 10.2 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

10.15
Amended and Restated Promissory Note, dated as of November 15, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV, L.P. (filed as Exhibit 10.3 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

10.16
Amended and Restated Promissory Note, dated as of November 15, 2010, by VIA Pharmaceuticals, Inc. and payable to Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.4 to the Form 10-Q filed on November 15, 2010 and incorporated herein by reference)

10.17
Amendment to Amended and Restated Promissory Note, dated January 14, 2011, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on January 18, 2011 and incorporated herein by reference)

10.18
Amendment to Amended and Restated Promissory Note, dated January 14, 2011, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on January 18, 2011 and incorporated herein by reference)

10.19	*	Second Amendment to Amended and Restated Promissory Note, dated March 24, 2011, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV, L.P.

10.20	*	Second Amendment to Amended and Restated Promissory Note, dated March 24, 2011, by VIA Pharmaceuticals, Inc. and Bay City Capital Fund IV Co-Investment Fund, L.P.

10.21
Form of Securities Purchase Agreement, dated June 29, 2007, by and among VIA Pharmaceuticals, Inc. and the Investors named therein (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2007 and incorporated herein by reference)

10.22
Exclusive License Agreement, effective August 10, 2005, between VIA Pharmaceuticals, Inc. and Abbott Laboratories (filed as Exhibit 10.4 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.23
Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.24
Research, Development and Commercialization Agreement, dated as of December 18, 2008, by and between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd and VIA Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on December 23, 2008 and incorporated herein by reference)

10.25
Employment Agreement, dated as of August 10, 2004, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.2 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.26
Letter Agreement, dated as of October 13, 2006, by and between VIA Pharmaceuticals, Inc. and Karen S. Wright (filed as Exhibit 10.1 to the Form 8-K filed on May 6, 2010 and incorporated herein by reference)

10.27
Amendment to Employment Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and Lawrence K. Cohen (filed as Exhibit 10.3 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.28
Letter Agreement, dated as of October 3, 2006, between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.6 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.29
Amendment to Letter Agreement, dated as of June 4, 2007, by and between VIA Pharmaceuticals, Inc. and James G. Stewart (filed as Exhibit 10.7 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.30
Letter Agreement, dated as of December 21, 2007, between VIA Pharmaceuticals, Inc. and Rebecca Taub (filed as Exhibit 10.15 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.31
Consulting Agreement, dated as of January 29, 2009, by and between VIA Pharmaceuticals, Inc. and Adeoye Olukotun (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2009 and incorporated herein by reference)

10.32		VIA Pharmaceuticals, Inc. 2004 Stock Plan (filed as Exhibit 10.8 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.33		VIA Pharmaceuticals, Inc. standard form of stock option agreement (filed as Exhibit 10.9 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.34		VIA Pharmaceuticals, Inc. early exercise form of stock option agreement (filed as Exhibit 10.10 to the Form 8-K filed on June 11, 2007 and incorporated herein by reference)

10.35		Standard Director Form of Option Agreement (filed as Exhibit 10.18 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

Exhibit
Number		Description
10.36
Conversion Agreement, dated as of May 11, 2007, between Corautus Genetics Inc. and Boston Scientific Corporation (filed as Exhibit 10.19 to the Form 10-Q filed on August 14, 2007 and incorporated herein by reference)

10.37
Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Lawrence K. Cohen, Ph.D., dated December 21, 2007 (filed as Exhibit 10.1 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)

10.38
Change in Control Agreement by and between VIA Pharmaceuticals, Inc and James G. Stewart, dated December 21, 2007 (filed as Exhibit 10.2 to the Form 8-K/A filed on December 21, 2007 and incorporated herein by reference)

10.39
Change in Control Agreement by and between VIA Pharmaceuticals, Inc and Rebecca Taub, M.D., dated January 14, 2008 (filed as Exhibit 10.25 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.40		VIA Pharmaceuticals, Inc. Form of Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on December 19, 2007 and incorporated herein by reference)

10.41		VIA Pharmaceuticals, Inc. 2007 Incentive Award Plan (filed as Exhibit A to the Definitive Proxy Statement filed on November 5, 2007 and incorporated herein by reference)

10.42
Office Lease, dated October 13, 2005, between VIA Pharmaceuticals, Inc. and James P. Edmondson, as amended by Lease Amendment No. One, dated January 15, 2008 (filed as Exhibit 10.28 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

10.43
Lease, dated July 24, 2006, between VIA Pharmaceuticals, Inc. and 100 & RW CRA LLC, as amended by First Extension and Modification of Lease, dated January 15, 2008 (filed as Exhibit 10.29 to the Form 10-K filed on March 28, 2008 and incorporated herein by reference)

21.1	*	Subsidiaries of VIA Pharmaceuticals, Inc.

31.1	*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

32.2	*	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA PHARMACEUTICALS, INC.
By:	/s/ Lawrence K. Cohen
Lawrence K. Cohen
President, Chief Executive Officer

Date: March 24, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities indicated.

Signatures	Titles	Date

/s/ Lawrence K. Cohen Lawrence K. Cohen	President, Chief Executive Officer and Director	March 24, 2011

/s/ Karen S. Wright Karen S. Wright	Vice President, Controller	March 24, 2011

/s/ Douglass B. Given Douglass B. Given	Chairman of the Board of Directors	March 24, 2011

/s/ Mark N.K. Bagnall Mark N.K. Bagnall	Director	March 24, 2011

/s/ Fred B. Craves Fred B. Craves	Director	March 24, 2011

/s/ David T. Howard David T. Howard	Director	March 24, 2011

/s/ John R. Larson John R. Larson	Director	March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
VIA Pharmaceuticals, Inc.
San Francisco, CA
We have audited the accompanying balance sheets of VIA Pharmaceuticals, Inc. (a development stage company) (the “Company”), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010, and for the period from June 14, 2004 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, and for the period from June 14, 2004 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the research and development of cardiovascular disease. As discussed in Note 1 to the financial statements, the deficiency in working capital at December 31, 2010 and Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
San Francisco, California
March 24, 2011

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$84,001	$2,189,742
Prepaid expenses and other current assets	360,324	155,361

Total current assets	444,325	2,345,103
Property and equipment-net	23,357	170,617
Other non-current assets	32,289	40,374

Total	$499,971	$2,556,094

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$793,534	$705,887
Accrued expenses and other liabilities	1,297,838	2,226,720
Accrued restructuring costs	104,675	—
Interest payable — affiliate	2,791,629	789,041
Notes payable — affiliate — net of discount of $0 and $4,374 as of December 31, 2010 and 2009, respectively	14,001,397	9,995,626

Total current liabilities	18,989,073	13,717,274
Deferred rent	8,400	37,450

Total liabilities	18,997,473	13,754,724
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value-200,000,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 20,558,446 and 20,646,374 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	20,559	20,646
Preferred stock Series A, $0.001 par value-5,000,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Convertible preferred stock Series C, $0.001 par value-17,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 2,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively; liquidation preference of $2,000,000	2	2
Additional paid-in capital	72,687,817	70,385,287
Deficit accumulated in the development stage	(91,205,880)	(81,604,565)

Total shareholders’ equity (deficit)	(18,497,502)	(11,198,630)

Total	$499,971	$2,556,094

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Revenue	$—	$—	$—

Operating expenses:
Research and development	1,817,462	6,055,215	42,723,640
General and administration	4,096,520	7,198,320	33,142,573
Merger transaction costs	—	—	3,824,090
Restructuring costs	106,959	—	106,959

Total operating expenses	6,020,941	13,253,535	79,797,262

Operating loss	(6,020,941)	(13,253,535)	(79,797,262)
Other income (expense):
Interest income	—	—	914,628
Interest expense	(3,562,483)	(7,733,390)	(12,300,966)
Other income (expense)-net	(17,891)	8,601	(22,280)

Total other income (expense)	(3,580,374)	(7,724,789)	(11,408,618)

Net Loss	$(9,601,315)	$(20,978,324)	$(91,205,880)

Loss per share of common stock-basic and diluted	$(0.47)	$(1.05)

Weighted average shares outstanding-basic and diluted	20,398,472	19,939,848

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period June 14, 2004 (Date of Inception) To December 31, 2010

											Deficit
	Preferred		Preferred								Accumulated	Accumulated
	Series A		Series C		Common Stock		Treasury Stock		Additional	Deferred	in the	Other	Total	Total
	Shares		Shares		Shares		Shares		Paid-in	Stock	Development	Comprehensive	Stockholders’	Comprehensive
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Compensation	Stage	Income	Equity (Deficit)	Income (Loss)
BALANCE — June 14, 2004 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock — net of issuance costs	—	—	—	—	371,721	1,000	—	—	—	—	—	—	1,000	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	6,360	(4,675)	—	—	1,685	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,084,924)	—	(1,084,924)	—

BALANCE — December 31, 2004	—	—	—	—	371,721	1,000	—	—	6,360	(4,675)	(1,084,924)	—	(1,082,239)	—
Issuance of common stock — net of issuance costs	—	—	—	—	37,172	100	—	—	900	—	—	—	1,000	—
Exercise of common stock options	—	—	—	—	10,965	30	—	—	266	—	—	—	296	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	1,124	4,568	—	—	5,692	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,804,220)	—	(8,804,220)	—

BALANCE — December 31, 2005	—	—	—	—	419,858	1,130	—	—	8,650	(107)	(9,889,144)	—	(9,879,471)	—
Exercise of common stock options	—	—	—	—	25,181	67	—	—	1,360	—	—	—	1,427	—
Issuance of series A preferred stock	3,234,900	8,703	—	—	—	—	—	—	12,174,797	—	—	—	12,183,500	—
Stock-based compensation — net	—	—	—	—	—	—	—	—	—	107	—	—	107	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	434,837	—	—	—	434,837	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	12,582	12,582	12,582
Net loss	—	—	—	—	—	—	—	—	—	—	(8,626,887)	—	(8,626,887)	(8,626,887)

Total comprehensive loss														$(8,614,305)

BALANCE — December 31, 2006	3,234,900	$8,703	—	$—	445,039	$1,197	—	$—	$12,619,644	$—	$(18,516,031)	$12,582	$(5,873,905)
Issuance of common stock — net of issuance costs	—	—	—	—	10,288,065	10,288	—	—	23,130,072	—	—	—	23,140,360	—
Exercise of common stock options	—	—	—	—	317,369	854	—	—	41,469	—	—	—	42,323	—
Repurchase and retirement of common stock	—	—	—	—	(42,283)	(95)	—	—	(5,654)	—	—	—	(5,749)	—
Issuance of series A preferred stock	3,540,435	9,524	—	—	—	—	—	—	13,324,698	—	—	—	13,334,222	—
Merger	(6,775,335)	(18,227)	2,000	2	8,699,067	7,463	(2,014)	(10,276)	10,818,077	—	—	—	10,797,039	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	21,954	—	—	—	21,954	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	926,574	—	—	—	926,574	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	4,302	4,302	4,302
Net loss	—	—	—	—	—	—	—	—	—	—	(21,835,382)	—	(21,835,382)	(21,835,382)

Total comprehensive loss														$(21,831,080)

BALANCE — December 31, 2007	—	$—	2,000	$2	19,707,257	$19,707	(2,014)	$(10,276)	$60,876,834	$—	$(40,351,413)	$16,884	$20,551,738
Exercise of common stock options	—	—	—	—	32,711	33	—	—	2,247	—	—	—	2,280	—
Repurchase and retirement of treasury stock	—	—	—	—	—	—	2,014	10,276	(10,276)	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	852,750	853	—	—	1674	—	—	—	2,527	—
Stock-based compensation — warrants	—	—	—	—	—	—	—	—	47,525	—	—	—	47,525	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	1,251,526	—	—	—	1,251,526	—
Unrealized gain from foreign currency hedges	—	—	—	—	—	—	—	—	—	—	—	(16,884)	(16,884)	(16,884)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,274,828)	—	(20,274,828)	(20,274,828)

Total comprehensive loss														$(20,291,712)

BALANCE — December 31, 2008	—	$—	2,000	$2	20,592,718	$20,593	—	$—	$62,169,530	$—	$(60,626,241)	$—	$1,563,884
Exercise of common stock options	—	—	—	—	57,615	57	—	—	1,875	—	—	—	1,932	—
Retirement of restricted common stock	—	—	—	—	(3,959)	(4)	—	—	4	—	—	—	—
Stock-based compensation — restricted stock	—	—	—	—	—	—	—	—	63,389	—	—	—	63,389	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	1,201,766	—	—	—	1,201,766	—
Issuance of warrants — affiliate	—	—	—	—	—	—	—	—	6,948,723	—	—	—	6,948,723	—
Net loss	—	—	—	—	—	—	—	—	—	—	(20,978,324)	—	(20,978,324)	(20,978,324)

Total comprehensive loss														$(20,978,324)

BALANCE — December 31, 2009	—	$—	2,000	$2	20,646,374	$20,646	—	$—	$70,385,287	$—	$(81,604,565)	$—	$(11,198,630)
Exercise of common stock options	—	—	—	—	43,057	43	—	—	1,249	—	—	—	1,292	—
Purchase & retirement of common stock	—	—	—	—	(5,451)	(5)	—	—	(758)	—	—	—	(763)	—
Retirement of restricted common stock	—	—	—	—	(125,534)	(125)	—	—	125	—	—	—	—	—
Stock-based compensation — restricted stock	—	—	—	—	—	—	—	—	42,572	—	—	—	42,572	—
Stock based compensation — stock options	—	—	—	—	—	—	—	—	705,218	—	—	—	705,218	—
Issuance of warrants — affiliate	—	—	—	—	—	—	—	—	1,554,124	—	—	—	1,554,124	—
Net loss	—	—	—	—	—	—	—	—	—	—	(9,601,315)	—	(9,601,315)	(9,601,315)

Total comprehensive loss														$(9,601,315)

BALANCE — December 31, 2010	—	$—	2,000	$2	20,558,446	$20,559	—	$—	$72,687,817	$—	$(91,205,880)	$—	$(18,497,502)

See accompanying notes

VIA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(9,601,315)	$(20,978,324)	$(91,205,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,882	136,360	604,755
Amortization of discount on notes payable — affiliate	1,558,498	6,944,349	8,502,847
Excess facility lease costs — net	104,675	—	104,675
Disposal of property and equipment	72,378	450	76,991
Stock compensation expense	747,790	1,265,155	4,705,372
Deferred rent	(29,050)	6,813	8,400
Changes in assets and liabilities:
Prepaid expenses and other assets	(196,878)	448,719	(417,613)
Accounts payable	87,647	(47,937)	790,045
Accrued expenses and other liabilities	(928,882)	(425,738)	1,397,839
Interest payable — affiliate	2,003,985	789,041	3,785,748

Net cash used in operating activities	(6,106,270)	(11,861,112)	(71,646,821)

Cash flows from investing activities:
Purchase of property and equipment	—	(16,155)	(664,175)
Sale of property and equipment	—	532	532
Cash provided in the Merger	—	—	11,147,160
Capitalized merger transaction costs	—	—	(350,069)

Net cash provided by (used in) investing activities	—	(15,623)	10,133,448

Cash flows from financing activities:
Proceeds from convertible promissory notes — affiliate	—	—	24,425,000
Proceeds from notes payable — affiliate	4,000,000	10,000,000	14,000,000
Capital lease payments	—	—	(11,973)
Issuance of common stock	—	—	23,141,360
Exercise of stock options for the issuance of common stock	1,292	1,932	49,550
Repurchase and retirement of common stock	(763)	—	(6,563)

Net cash provided by financing activities	4,000,529	10,001,932	61,597,374

Increase (decrease) in cash and cash equivalents	(2,105,741)	(1,874,803)	84,001
Cash and cash equivalents-beginning of period	2,189,742	4,064,545	—

Cash and cash equivalents-end of period	$84,001	$2,189,742	$84,001

Supplemental disclosure of noncash activities:
Issuance of warrant and related discount on notes payable — affiliate	$1,554,124	$6,948,723	$8,502,847

Interest on convertible debt converted to notes payable — affiliate	$—	$—	$992,722

Interest on debt converted to notes payable — affiliate	$1,397	$—	$1,397

Conversion of notes to preferred stock Series A — affiliate	$—	$—	$25,517,722

Accrued compensation converted to notes payable	$—	$—	$100,000

Equipment acquired under capital lease	$—	$—	$—

Stock issuance for license acquisition	$—	$—	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$7,856

Taxes paid (refunded)	$(548)	$(2,834)	$36,067

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
Through December 31, 2010, the Company has been primarily engaged in developing initial procedures and product technology, screening and in-licensing of target compounds, clinical trial activity, and raising capital. To fund operations, VIA has been raising cash through debt, a merger and equity financings. The Company is organized and operates as one operating segment.
On March 21, 2006, the Company formed VIA Pharma UK Limited, a private corporation, in the United Kingdom to enable clinical trial activities in Europe. VIA Pharma UK Limited did not engage in operations from June 14, 2004 (date of inception) to December 31, 2010. The Company has a wholly-owned subsidiary Vascular Genetics Inc. (“VGI”) that was involved in Corautus clinical trials. VGI has not been active since the Corautus clinical trials ceased in 2006.
Merger — On June 5, 2007, Corautus completed a merger (the “Merger”) with privately-held VIA Pharmaceuticals, Inc. pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated February 7, 2007, by and among Corautus, Resurgens Merger Corp., a Delaware corporation and a wholly owned subsidiary of Corautus (“Resurgens”), and privately-held VIA Pharmaceuticals, Inc. Pursuant to the Merger Agreement, Resurgens merged with and into privately-held VIA Pharmaceuticals, Inc., which continued as the surviving company as a wholly-owned subsidiary of Corautus. Immediately following the effectiveness of the Merger on June 5, 2007, privately-held VIA Pharmaceuticals, Inc. merged (the “Parent-Subsidiary Merger”) with and into Corautus, pursuant to which Corautus continued as the surviving corporation. Immediately following the Parent-Subsidiary Merger, Corautus changed its corporate name from “Corautus Genetics Inc.” to “VIA Pharmaceuticals, Inc.” Unless otherwise specified, as used throughout these financial statements, the “Company,” “we,” “us,” and “our” refers to the business of the combined company after the merger (the “Merger”) with Corautus Genetics Inc. (“Corautus”) on June 5, 2007 and the business of privately-held VIA Pharmaceuticals, Inc. prior to the Merger. Unless specifically noted otherwise, as used throughout these financial statements, “Corautus Genetics Inc.” or “Corautus” refers to the business of Corautus prior to the Merger.
Going Concern Uncertainty — The Company has incurred losses since inception as it has devoted substantially all of its resources to research and development, including early-stage clinical trials. As of December 31, 2010, the Company’s accumulated deficit was approximately $91.2 million. The Company had $84,001 in cash at December 31, 2010. In connection with the loan amendments discussed below, the Company borrowed an additional $500,000 on January 14, 2011 and $1,498,603 on March 24, 2011. Management does not believe that existing cash resources will be sufficient to enable the Company to meet its ongoing working capital requirements for the next twelve months and the Company will need to raise substantial additional funding in the near term to repay amounts owed under the 2009 Loan Agreement, the 2010 Loan Agreement, and the 2010 Loan Amendment (which loan agreements and amendments are described below), and to meet its ongoing working capital requirements. Moreover, in connection with these loans, the Company must also satisfy certain conditions and comply with covenants, including covenants relating to the Company’s ability to incur additional indebtedness, make future acquisitions, consummate asset dispositions, grant liens and pledge assets, pay dividends or make other distributions, incur capital expenditures and make restricted payments. These restrictions may limit the Company’s ability to pursue its business strategies and obtain additional funds. As a result, there are substantial doubts that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.
The Company cannot guarantee to its stockholders that the Company’s efforts to raise additional private or public funding will be successful. If adequate funds are not available in the near term, the Company may be required to:
•	terminate or delay clinical trials or studies of VIA-3196 and the DGAT1 compounds;
•	terminate or delay the preclinical development of one or more of its other preclinical candidates;
•	curtail its licensing activities that are designed to identify molecular targets and small molecules for treating cardiovascular disease;
•	relinquish rights to product candidates, development programs, or discovery development programs that it may otherwise seek to develop or commercialize on its own; and

•	delay, reduce the scope of, or eliminate one or more of its research and development programs, or ultimately cease operations.

On March 26, 2010, the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense or research and development activities.
The Company has not generated revenue since June 14, 2004, the inception of the Company. The Company does not expect to generate any revenues from licensing, achievement of milestones or product sales until it is able to commercialize product candidates or execute a collaboration arrangement. The Company cannot estimate the actual amounts necessary to successfully complete the successful development and commercialization of its product candidates or whether, or when, it may achieve profitability. The Company expects to incur substantial and increasing losses as it continues to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and commercialize its product candidates.
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
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into a Note and Warrant Purchase Agreement (the “2009 Loan Agreement”) with its principal stockholder and one of its affiliates (the “Lenders”) whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. The Company secured the 2009 Loan Agreement with all of its assets, including the Company’s intellectual property. On March 12, 2009, the Company borrowed the initial $2.0 million available under the 2009 Loan Agreement. Subsequently, the Company made $2.0 million borrowings under the 2009 Loan Agreement on May 19, 2009, June 29, 2009, August 14, 2009, respectively, and the Company borrowed the final $2.0 million available under the 2009 Loan Agreement on September 11, 2009. According to the terms of the original Loan 2009 Agreement, the aggregate loan amount was due to the Lenders on September 14, 2009. The parties agreed to extend the repayment terms on various dates in 2009, and on February 26, 2010, the Lenders agreed to modify the 2009 Loan Agreement to further extend the repayment terms to April 1, 2010. The Lenders did not modify the interest rate or offer any concessions in the amendments to the 2009 Loan Agreement. The Company failed to repay the debt and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher rate of 18% per annum beginning April 1, 2010.
As more fully described in Note 6 in the notes to the financial statements, in March 2010, the Company entered into a second Note and Warrant Purchase Agreement (the “2010 Loan Agreement”) with the Lenders whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of promissory notes (collectively, the “2010 Loan Agreement notes”) issued under the 2010 Loan Agreement. The Company secured the original 2010 Loan Agreement with all of its assets, including the Company’s intellectual property. On March 29, 2010, the Company borrowed the initial $1.25 million available under the 2010 Loan Agreement. Subsequently, the Company made $100,000, $200,000, $300,000, $100,000, and $750,000 borrowings under the 2010 Loan Agreement on May 26, 2010, June 4, 2010, June 29, 2010, July 15, 2010, July 27, 2010, respectively, and the Company borrowed the final $300,000 available under the 2010 Loan Agreement on September 28, 2010. The original 2010 Loan Agreement notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the original 2010 Loan Agreement notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Agreement notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. The Company failed to repay the debt and all related interest to the Lenders due on December 31, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.

As more fully described in Note 6 in the notes to the financial statements, on October 29, 2010, the Company executed a secured promissory note (the “Bridge Note”) in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment (as defined below) the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the 2010 Loan Amendment. The Company accrued $1,397 in unpaid interest for the period October 29, 2010 to November 15, 2010, which is included in the Company’s statement of operations.
As more fully described in Note 6 in the notes to the financial statements, on November 15, 2010, the Company entered into an amendment to the 2010 Loan Agreement (“2010 Loan Amendment”) to enable the Company to borrow up to an additional aggregate principal amount of $3,000,000, pursuant to the terms of amended and restated promissory notes issued under the 2010 Loan Amendment. Subject to the Lenders’ approval, as of December 31, 2010, the Company may borrow in the aggregate up to an additional $1,998,603 at subsequent closings pursuant to the terms of the 2010 Loan Amendment notes. On November 15, 2010, the $201,397 outstanding principal and unpaid interest on the Bridge Note were automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. The original 2010 Loan Amendment notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Amendment notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Amendment notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. The Company failed to repay the debt and all related interest to the Lenders due on December 31, 2010. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
In November 2010, the Company was notified by the Internal Revenue Service that it has been awarded $244,479 in grants under the Qualifying Therapeutic Discovery Project (“QTDP”) program established under Section 48D of the Internal Revenue Code as part of the Patient Protection and Affordable Care Act of 2010. The Company submitted the grant application in July 2010 for qualified 2009 and 2010 investments in the VIA-2291 program. The Company received the full amount of the grant on January 19, 2011.

All outstanding principal and accrued interest under the 2009 Loan Agreement was due on April 1, 2010. All outstanding principal and accrued interest under the 2010 Loan Agreement and 2010 Loan Amendment was originally due on December 31, 2010. The Company was not able to repay the loans on the respective due dates. On January 14, 2011, the Company entered into an amendment to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. The Lenders may terminate the 2009 Loan Agreement, demand immediate payment of all amounts borrowed by the Company and take possession of all collateral securing the loan, which consists of all of our assets, including our intellectual property rights.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of the financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
Long-Lived Assets — Long-lived assets include property and equipment and certain purchased licensed patent rights that are included in other assets in the balance sheet. The Company reviews long-lived assets, including property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As more fully discussed in Note 12 in the notes to the financial statements, on March 31, 2010, the Company wrote-off $110,000 of certain computer equipment and leasehold improvements associated with the March 2010 restructuring resulting in $65,000 in losses on the disposal of property and equipment, which are included in restructuring costs in the Statement of Operations. Through December 31, 2010, there have been no other such impairments.
Incentive Award Accruals — The Company accrues for liabilities under discretionary employee and executive incentive award plans. These estimated liabilities are based upon progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage level of employees. The Board of Directors and the Compensation Committee of the Board of Directors review and evaluate the performance against these objectives and ultimately determine what discretionary payments are made. At December 31, 2010 and December 31, 2009, the Company has accrued $767,185 and $1,308,043, respectively, for liabilities associated with these employee and executive incentive award plans. As described in Note 12 in the notes to the financial statements, in March 2010, the Company reversed approximately $531,000 of previously recorded incentive award accruals related to the restructuring of the Company and reduction in workforce.
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

In March 2009, the Company entered into the 2009 Loan Agreement with the Lenders, as more fully described in Note 6 in the notes to the financial statements. At the date of each borrowing under the 2009 Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a company’s own stock;
•	Accounting for derivative instruments and hedging activities; and
•	Accounting for convertible debt and debt issued with stock purchase warrants.
The Company made separate $2.0 million borrowings under the $10.0 million 2009 Loan Agreement on March 12, 2009, May 19, 2009, June 29, 2009, August 14, 2009, and a final borrowing on September 11, 2009, with warrants vesting at the time of each draw as described more fully in Note 6 in the notes to the financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.
In March 2010, the Company entered into the 2010 Loan Agreement with the Lenders, as more fully described in Note 6 in the notes to the financial statements, whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. At the date of each borrowing under the 2010 Loan Agreement, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
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

On November 15, 2010, the Company entered into the 2010 Loan Amendment to enable the Company to borrow up to an additional aggregate principal amount of $3.0 million, pursuant to the terms of the amended and restated promissory notes issued under the 2010 Loan Amendment. At the date of each borrowing under the 2010 Loan Amendment, the Company valued and reported the freestanding warrants issued in connection with the financing of notes payable to affiliates as paid-in-capital in the Stockholders’ Equity (Deficit) section of the Company’s balance sheets in accordance with the following accounting guidance:
•	Derivative financial instruments indexed to and potentially settled in a company’s own stock;
•	Accounting for derivative instruments and hedging activities; and
•	Accounting for convertible debt and debt issued with stock purchase warrants.
The Company made separate borrowings of $201,397 on November 15, 2010 and $800,000 on November 22, 2010, under the 2010 Loan Amendment, with warrants vesting at the time of the draw as described more fully in Note 6 in the notes to the financial statements. The Company estimated the fair value of the warrants issued on the date of each draw using the Black-Scholes pricing model methodology. This methodology requires significant judgments in the estimation of fair value based on certain assumptions, including the market value and the estimated volatility of the Company’s common stock, a risk-free interest rate applicable to the facts and circumstances of the transaction, and the estimated life of the warrant. The freestanding warrant is classified within Level 3 of the fair value hierarchy.
Changes in Level 3 Recurring Fair Value Measurements — The following is a rollforward of balance sheet amounts as of December 31, 2010 (including the change in fair value when applicable), for financial instruments classified as Level 3. The Company has no financial instruments classified as Level 1 and Level 2 as of December 31, 2010. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value (when applicable) due in part to observable factors that are part of the methodology.

As of
December 31,
2010
Fair value — December 31, 2009	$6,948,723
Warrants (1)	1,554,124
Change in unrealized gains related to financial instruments at December 31, 2010 (2)	—

Fair value — December 31, 2010	$8,502,847

Total unrealized gains (losses) (2)	$—

(1)	The Warrants are included in additional paid in capital in the Stockholders’ Equity section of the Balance Sheet.

(2)	The Warrants are not revalued at the reporting dates and do not result in gains and losses.
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
The following table presents the calculation of basic and diluted net loss per common share for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,	December 31,
	2010	2009
Net loss	$(9,601,315)	$(20,978,324)

Basic and diluted net loss per share: Weighted-average shares of common stock outstanding	20,574,957	20,634,380
Less: Weighted-average shares of common stock subject to repurchase	(176,485)	(694,532)

Weighted-average shares used in computing basic net loss per share	20,398,472	19,939,848
Dilutive effect of common share equivalents	—	—

Weighted-average shares used in computing diluted net loss per share	20,398,472	19,939,848

Basic and diluted net loss per share	$(0.47)	$(1.05)

Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to purchase shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from diluted net loss per share for the years ended December 31, 2010 and 2009 because their inclusion would be anti-dilutive:

	As of
	December 31,	December 31,
	2010	2009
Common stock equivalents (in shares):
Shares of common stock subject to outstanding options	1,847,588	2,740,686
Shares of common stock subject to outstanding warrants	143,297,261	83,403,348
Shares of common stock subject to conversion from series C preferred stock	13,986,013	—

Total shares of common stock equivalents	159,130,862	86,144,034

As described in Note 7 in the notes to the financial statements, the Series C Preferred Stock became convertible on June 13, 2010 and shares are convertible upon delivery of notice of conversion. The number of shares of common stock into which Series C Preferred Stock will be converted is based in part on the “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock on June 13, 2010. Accordingly, we have not included any Series C Preferred Stock in the table above for the years ended December 31, 2009. As of December 31, 2010, the Series C Preferred Stock is convertible into 13,986,013 shares of the Company’s Common Stock. As of December 31, 2010, the Series C Preferred Stock stockholder has not initiated the conversion of the Series C Preferred Stock into the Company’s Common Stock.
Comprehensive Income (Loss) — Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions.
The following table presents the calculation of total comprehensive income (loss) for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,	December 31,
	2010	2009
Net loss	$(9,601,315)	$(20,978,324)
Change in unrealized gain on foreign currency cash flow hedges	—	—

Total comprehensive loss	$(9,601,315)	$(20,978,324)

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
As of December 31, 2010 and 2009, the Company does not have any outstanding forward foreign exchange contracts. All foreign currency purchased under forward foreign exchange contracts has been expended in the purchase of clinical trial services and, as a result, the Company does not have any outstanding unrealized gains or losses on forward foreign exchange contracts and also does not have any related accumulated other comprehensive income on the Company’s December 31, 2010 and 2009 Balance Sheets.
New Accounting Pronouncements — In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and does not believe this standard will have a material impact on our financial statements.
On April 29, 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company does not believe this standard will have in immediate impact on our financial statements.
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

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. As of December 31, 2010, the Company estimates common stock price volatility using a hybrid approach consisting of the weighted-average of actual historical volatility using a look back period of approximately three years, representing the period of time the Company’s stock has been publicly traded, blended with an average of selected peer group volatility for approximately six years, consistent with the expected life from grant date. The volatility for the Company and the selected peer group was approximately 127% and 105%, respectively, as of December 31, 2010, and 130% and 104%, respectively as of December 31, 2009. The blended volatility rate was approximately a range from 115% to 116% as of December 31, 2010 and 114% as of December 31, 2009. The Company will continue to incrementally increase the look back period of the Company’s common stock and percent of actual historical volatility until historical data meets or exceeds the estimated term of the options. Prior to the year ended December 31, 2009, the Company used peer group calculated volatility as the Company is a development stage company with limited stock price history from which to forecast stock price volatility. The risk-free interest rates used in the valuation model are based on U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero.
The Company calculated an annualized forfeiture rate of 4.77% and 2.82% as of December 31, 2010 and 2009, respectively, using the Company’s historical data. These rates were used to exclude future forfeitures in the calculation of stock-based compensation expense as of December 31, 2010 and 2009, respectively.
The assumptions used to value option and restricted stock award grants for the years ended December 31, 2010 and 2009 are as follows:

Years Ended
	December 31,	December 31,
	2010	2009
Expected life from grant date	6.59 – 6.96	6.08 – 7.96
Expected volatility	115% – 116%	105% – 114%
Risk free interest rate	2.56% – 2.70%	2.89% – 3.07%
Dividend yield	—	—
The following table summarizes stock-based compensation expenses related to stock options and warrants for the years ended December 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2010, which were included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$163,612	$260,226	$1,243,038
General and administrative expense	541,606	941,540	3,346,468

Total	$705,218	$1,201,766	$4,589,506

If all of the remaining non-vested and outstanding stock option awards that have been granted became vested, we would recognize approximately $473,000 in compensation expense over a weighted average remaining period of 0.84 years. However, no compensation expense will be recognized for any stock option awards that do not vest.

The following table summarizes stock-based compensation expense related to employee restricted stock awards for the years ended December 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2010, which was included in the statements of operations in the following captions:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$13,675	$15,734	$30,043
General and administrative expense	28,897	47,655	78,445

Total	$42,572	$63,389	$108,488

All of the restricted stock awards that have been granted became fully vested in 2010.
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
The following reflects the breakdown of the Company’s research and development expenses generated internally versus externally for the years ended December 31, 2010 and 2009, and for the period from June 14, 2004 (date of inception) to December 31, 2010:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Externally generated research and development expense	$361,725	$3,639,215	$29,066,916
Internally generated research and development expense	1,455,737	2,416,000	13,656,724

Total	$1,817,462	$6,055,215	$42,723,640

Externally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Externally generated research and development expense
In-licensing expenses	$—	$400,000	$5,270,000
CRO and investigator expenses	21,068	1,090,115	10,770,407
Consulting expenses	181,088	1,120,131	6,599,757
Qualifying therapeutic discovery grant	(138,640)	—	(138,640)
Other	298,209	1,028,969	6,565,392

Total	$361,725	$3,639,215	$29,066,916

Internally generated research and development expenses consist primarily of the following:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Internally generated research and development expense
Personnel and related expenses	$1,051,915	$1,693,205	$9,559,074
Stock-based compensation expense	177,287	275,961	1,273,081
Travel and entertainment expense	63,737	170,249	1,219,356
Qualifying therapeutic discovery grant	(105,839)	—	(105,839)
Other	268,637	276,585	1,711,052

Total	$1,455,737	$2,416,000	$13,656,724

5. PROPERTY AND EQUIPMENT
Property and equipment — net, at December 31, 2010 and 2009 consisted of the following:

	Years Ended
	December 31,	December 31,
	2010	2009
Property and equipment at cost:
Computer equipment and software	$281,822	$308,467
Furniture and fixtures	113,363	113,363
Office equipment	21,048	38,282
Leasehold Improvements	24,794	129,740

Total property and equipment at cost	441,027	589,852
Less: accumulated depreciation	(417,670)	(419,235)

Total	$23,357	$170,617

Depreciation expense on property and equipment was $74,882 and $136,360 in the years ended December 31, 2010 and 2009, respectively, and $578,755 for the period from June 14, 2004 (date of inception) to December 31, 2010, and was included in the statements of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$12,980	$22,292	$144,908
General and administrative expense	61,902	114,068	433,847

Total	$74,882	$136,360	$578,755

6. NOTES PAYABLE — AFFILIATES
Notes Payable — Affiliates consisted of the following:

	December 31,	December 31,
	2010	2009
Issued March 12, 2009 — 18% — due April 1, 2010 (2009 Loan Agreement)	$10,000,000	$10,000,000
Less: Unamortized discount	—	(4,374)

Balance	$10,000,000	$9,995,626

Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)	$3,000,000	$—
Less: Unamortized discount	—	—

Balance	$3,000,000	$—

Issued November 15, 2010 — 15% — due December 31, 2010 (2010 Loan Amendment)	$1,001,397	$—
Less: Unamortized discount	—	—

Balance	$1,001,397	$—

Total	$14,001,397	$9,995,626

Notes Payable Issued March 12, 2009 — due April 1, 2010 (2009 Loan Agreement)
In March 2009, the Company entered into the 2009 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million, pursuant to the terms of promissory notes (collectively, the “2009 Notes”) issued under the Loan Agreement.
On March 12, 2009, the Company borrowed an initial amount of $2.0 million under the 2009 Loan Agreement. During the three months ended June 30, 2009, the Company borrowed $2.0 million on May 19, 2009, and another $2.0 million on June 29, 2009. During the three months ended September 30, 2009, the Company borrowed $2.0 million on August 14, 2009, and borrowed the final $2.0 million on September 11, 2009. The 2009 Notes are secured by a first priority lien on all of the assets of the Company, including the Company’s intellectual property. Amounts borrowed under the 2009 Notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2009 Notes, all unpaid principal and accrued interest became fully due and payable on April 1, 2010. While the Lenders have not declared an event of default, the Company failed to repay the aggregate loan amount and all related interest to the Lenders due on April 1, 2010. As a result, the Company is now accruing interest at the higher 18% per annum beginning April 1, 2010. On September 11, 2009, the Lenders agreed to extend the repayment terms from September 14, 2009 to October 31, 2009; on October 30, 2009, the Lenders agreed to further extend the repayment terms from October 31, 2009 to December 31, 2009; on December 22, 2009, the Lenders agreed to again further extend the repayment terms from December 31, 2009 to February 28, 2010; and on February 26, 2010, the Lenders agreed to further extend the repayment terms from February 28, 2010 to April 1, 2010. There were no other significant changes to any of the terms and conditions of the original 2009 Notes in the September 11, 2009, October 30, 2009, December 22, 2009 or February 26, 2010 amendments and the Lenders did not give any loan concessions. As a result of the loan amendments, and because the Company did not repay the debt on April 1, 2010, total interest expense on the note and the note discount amortization increased $2,135,343 from anticipated interest expense based on the original due date of the 2009 Notes of $7,328,449 to actual interest after the loan amendments of $9,463,792 from the inception of the 2009 Notes to December 31, 2010.
Pursuant to the terms of the Loan Agreement, the Company issued to the Lenders warrants (the “2009 Warrants”) to purchase an aggregate of up to 83,333,333 shares (the “2009 Warrant Shares”) of common stock at $0.12 per share as more fully described below. The number of 2009 Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the 2009 Loan Agreement, divided by the $0.12 per share exercise price of the 2009 Warrants. The 2009 Warrant Shares vest based on the amount of borrowings under the 2009 Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 2009 Warrant Shares vested and became exercisable immediately on the date of grant, and 8,333,333 vested and became exercisable 45 days thereafter as the Company meets certain conditions provided for in the 2009 Warrants, including that the Company did not complete a $20.0 million financing, as defined in the 2009 Loan Agreement, within 45 days of the borrowing. Based on the aggregate $10.0 million of borrowings at December 31, 2010, all 83,333,333 2009 Warrant Shares are vested and are exercisable at December 31, 2010. The 2009 Warrant Shares are exercisable at any time until March 12, 2014.
On March 12, 2009, the fair value of the note and of the 16,666,666 2009 Warrant Shares related to the $2.0 million borrowed under the 2009 Loan Agreement was $2.0 million and approximately $1.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $1.1 million of the $2.0 million in proceeds to the note and approximately $900,000 to the 2009 Warrants. The Company has recorded the $900,000 freestanding 2009 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $900,000 discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from March 12, 2009 through April 1, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,964 and the unamortized discount was $36.
Interest expenses on the $2.0 million March 12, 2009 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
March 12, 2009 Borrowing	2010	2009	2010
Interest expense	$345,206	$242,466	$587,672
Discount amortization	36	900,008	900,044

Total	$345,242	$1,142,474	$1,487,716

The Company estimated the fair value of the 2009 Warrants of approximately $1.6 million at March 12, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2009 Warrants at March 12, 2009 (date of inception) are:

March 12, 2009
Expected life from grant date — in years	5.0
Expected volatility	116.79%
Risk free interest rate	2.10%
Dividend yield	—
On May 19, 2009, the Company borrowed an additional $2.0 million under the 2009 Loan Agreement and the fair value of the note and of the 16,666,666 2009 Warrant Shares related was $2.0 million and approximately $6.6 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the 2009 Warrants. The Company has recorded the $1.5 million freestanding 2009 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from May 19, 2009 through April 1, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,904 and the unamortized discount was $96.
Interest expenses on the $2.0 million May 19, 2009 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
May 19, 2009 Borrowing	2010	2009	2010
Interest expense	$345,206	$186,575	$531,781
Discount amortization	96	1,532,796	1,532,892

Total	$345,302	$1,719,371	$2,064,673

The Company estimated the fair value of the 2009 Warrants of approximately $1.5 million at May 19, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2009 Warrants at May 19, 2009 (date of inception) are:

May 19, 2009
Expected life from grant date — in years	4.81
Expected volatility	108.63%
Risk free interest rate	2.05%
Dividend yield	—
On June 29, 2009, the Company borrowed an additional $2.0 million under the 2009 Loan Agreement and the fair value of the note and of the 16,666,666 2009 Warrant Shares related was $2.0 million and approximately $8.7 million, respectively. This resulted in the Company allocating the relative fair value of approximately $400,000 of the $2.0 million in proceeds to the note and approximately $1.6 million to the 2009 Warrants. The Company has recorded the $1.6 million freestanding 2009 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.6 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from June 29, 2009 through April 1, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,843 and the unamortized discount was $157.

Interest expenses on the $2.0 million June 29, 2009 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
June 29, 2009 Borrowing	2010	2009	2010
Interest expense	$345,205	$152,877	$498,082
Discount amortization	157	1,625,778	1,625,935

Total	$345,362	$1,778,655	$2,124,017

The Company estimated the fair value of the 2009 Warrants of approximately $1.6 million at June 29, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2009 Warrants at June 29, 2009 (date of inception) are:

June 29, 2009
Expected life from grant date — in years	4.7
Expected volatility	112.03%
Risk free interest rate	2.40%
Dividend yield	—
On August 14, 2009, the Company borrowed an additional $2.0 million under the 2009 Loan Agreement and the fair value of the note and of the 16,666,666 2009 Warrant Shares related was $2.0 million and approximately $4.4 million, respectively. This resulted in the Company allocating the relative fair value of approximately $600,000 of the $2.0 million in proceeds to the note and approximately $1.4 million to the 2009 Warrants. The Company has recorded the $1.4 million freestanding 2009 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.4 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from August 14, 2009 through April 1, 2010, the maturity date of the note payable. At December 31, 2010 and 2009, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,999,671 and the unamortized discount was $329.
Interest expenses on the $2.0 million August 14, 2009 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
August 14, 2009 Borrowing	2010	2009	2010
Interest expense	$345,205	$115,069	$460,274
Discount amortization	329	1,372,712	1,373,041

Total	$345,534	$1,487,781	$1,833,315

The Company estimated the fair value of the 2009 Warrants of approximately $1.4 million at August 14, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2009 Warrants at August 14, 2009 (date of inception) are:

August 14, 2009
Expected life from grant date — in years	4.58
Expected volatility	115.22%
Risk free interest rate	2.32%
Dividend yield	—

On September 11, 2009, the Company borrowed the final $2.0 million under the 2009 Loan Agreement and the fair value of the note and of the 16,666,666 2009 Warrant Shares related was $2.0 million and approximately $6.3 million, respectively. This resulted in the Company allocating the relative fair value of approximately $500,000 of the $2.0 million in proceeds to the note and approximately $1.5 million to the 2009 Warrants. The Company has recorded the $1.5 million freestanding 2009 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $1.5 million discount on the note payable — affiliate is netted against the $2.0 million note and is being amortized to interest expense using the interest method from September 11, 2009 through April 1, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $2,000,000 and the unamortized discount was $0. At December 31, 2009, the balance of notes payable — affiliate net of discount was $1,996,244 and the unamortized discount was $3,756.
Interest expenses on the $2.0 million September 11, 2009 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
September 11, 2009 Borrowing	2010	2009	2010
Interest expense	$345,205	$92,054	$437,259
Discount amortization	3,756	1,513,055	1,516,811

Total	$348,961	$1,605,109	$1,954,070

The Company estimated the fair value of the 2009 Warrants of approximately $1.5 million at September 11, 2009 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2009 Warrants at September 11, 2009 (date of inception) are:

September 11, 2009
Expected life from grant date — in years	4.50
Expected volatility	115.41%
Risk free interest rate	2.07%
Dividend yield	—
Interest expenses on the aggregate $10.0 million 2009 Loan Agreement for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Interest expense	$1,726,027	$789,041	$2,515,068
Discount amortization	4,374	6,944,349	6,948,723

Total	$1,730,401	$7,733,390	$9,463,791

At December 31, 2010 the aggregate balance of the notes payable — affiliate net of discount was $10,000,000 and the aggregate unamortized discount was $0. At December 31, 2009 the aggregate balance of the notes payable — affiliate net of discount was $9,995,626 and the aggregate unamortized discount was $4,374. The Company had accrued interest of $2,515,068 and $789,041 as of December 31, 2010 and December 31, 2009, respectively, which is included in the Balance Sheet.
Notes Payable Issued March 26, 2010 — 15% — due December 31, 2010 (2010 Loan Agreement)
In March 2010, the Company entered into the 2010 Loan Agreement whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million, pursuant to the terms of the 2010 Loan Agreement notes.
On March 29, 2010, the Company borrowed an initial amount of $1,250,000. During the three months ended June 30, 2010, the Company borrowed $100,000 on May 26, 2010, $200,000 on June 4, 2010, and another $300,000 on June 29, 2010. During the three months ended September 30, 2010, the Company borrowed $100,000 on July 15, 2010, $750,000 on July 27, 2010 and a final $300,000 on September 28, 2010. The original 2010 Loan Agreement notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Agreement notes accrue interest at the rate of 15% per annum, which increases to 18% per annum following an event of default. Unless earlier paid in accordance with the terms of the 2010 Loan Agreement notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On January 14, 2011, as more fully described in Note 14 in the notes to the financial statements, the Company entered into amendments to the 2010 Loan Agreement and the 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.

Pursuant to the 2010 Loan Agreement, the Company issued to the Lenders warrants (the “2010 Warrants”) to purchase an aggregate of 17,647,059 shares (the “2010 Warrant Shares”) of common stock at $0.17 per share. The number of 2010 Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Loan Agreement notes. Based on the $3,000,000 borrowings as of December 31, 2010, all 17,647,059 of the 2010 Warrant Shares are vested and are exercisable at December 31, 2010. The Warrant Shares are exercisable at any time until March 26, 2015.
On March 29, 2010, the fair value of the 2010 Loan Agreement notes and of the 7,352,941 2010 Warrant Shares related to the $1.25 million borrowed under the 2010 Loan Agreement was $1.25 million and approximately $904,000, respectively. This resulted in the Company allocating the relative fair value of approximately $726,000 of the $1.25 million in proceeds to the 2010 Loan Agreement notes and approximately $524,000 to the 2010 Warrants. The Company has recorded the $524,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $524,000 discount on the note payable — affiliate is netted against the $1.25 million 2010 Loan Agreement notes and is being amortized to interest expense using the interest method from March 29, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $1,250,000 and the unamortized discount was $0.
Interest expenses on the $1.25 million March 29, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
March 29, 2010 Borrowing	2010	2009	2010
Interest expense	$142,808	$—	$142,808
Discount amortization	524,496	—	524,496

Total	$667,304	$—	$667,304

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
On May 26, 2010, the Company borrowed an additional $100,000 under the 2010 Loan Agreement and the fair value of the note and of the 588,235 2010 Warrant Shares related was $100,000 and approximately $71,000, respectively. This resulted in the Company allocating the relative fair value of approximately $58,000 of the $100,000 in proceeds to the 2010 Loan Agreement notes and approximately $42,000 to the 2010 Warrants. The Company has recorded the $42,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $42,000 discount on the note payable — affiliate is netted against the $100,000 note and is being amortized to interest expense using the interest method from May 26, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $100,000 and the unamortized discount was $0.

Interest expenses on the $100,000 May 26, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
May 26, 2010 Borrowing	2010	2009	2010
Interest expense	$9,041	$—	$9,041
Discount amortization	41,621	—	41,621

Total	$50,662	$—	$50,662

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
On June 4, 2010, the Company borrowed an additional $200,000 under the 2010 Loan Agreement and the fair value of the note and of the 1,176,471 2010 Warrant Shares related was $200,000 and approximately $101,000, respectively. This resulted in the Company allocating the relative fair value of approximately $133,000 of the $200,000 in proceeds to the 2010 Loan Agreement notes and approximately $67,000 to the 2010 Warrants. The Company has recorded the $67,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $67,000 discount on the note payable — affiliate is netted against the $200,000 note and is being amortized to interest expense using the interest method from June 4, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $200,000 and the unamortized discount was $0.
Interest expenses on the $200,000 June 4, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
June 4, 2010 Borrowing	2010	2009	2010
Interest expense	$17,343	$—	$17,343
Discount amortization	66,928	—	66,928

Total	$84,271	$—	$84,271

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
On June 29, 2010, the Company borrowed an additional $300,000 under the 2010 Loan Agreement and the fair value of the note and of the 1,764,706 2010 Warrant Shares related was $300,000 and approximately $135,000, respectively. This resulted in the Company allocating the relative fair value of approximately $207,000 of the $300,000 in proceeds to the 2010 Loan Agreement notes and approximately $93,000 to the 2010 Warrants. The Company has recorded the $93,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $93,000 discount on the note payable — affiliate is netted against the $300,000 note and is being amortized to interest expense using the interest method from June 29, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $300,000 and the unamortized discount was $0.

Interest expenses on the $300,000 June 29, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
June 29, 2010 Borrowing	2010	2009	2010
Interest expense	$22,932	$—	$22,932
Discount amortization	92,935	—	92,935

Total	$115,867	$—	$115,867

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
On July 15, 2010, the Company borrowed an additional $100,000 under the 2010 Loan Agreement and the fair value of the note and of the 588,235 2010 Warrant Shares related was $100,000 and approximately $30,000, respectively. This resulted in the Company allocating the relative fair value of approximately $77,000 of the $100,000 in proceeds to the 2010 Loan Agreement notes and approximately $23,000 to the 2010 Warrants. The Company has recorded the $23,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $23,000 discount on the note payable — affiliate is netted against the $100,000 note and is being amortized to interest expense using the interest method from July 15, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $100,000 and the unamortized discount was $0.
Interest expenses on the $100,000 July 15, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
July 15, 2010 Borrowing	2010	2009	2010
Interest expense	$6,986	$—	$6,986
Discount amortization	22,902	—	22,902

Total	$29,888	$—	$29,888

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

On July 27, 2010, the Company borrowed an additional $750,000 under the 2010 Loan Agreement and the fair value of the note and of the 4,411,765 2010 Warrant Shares related was $750,000 and approximately $259,000, respectively. This resulted in the Company allocating the relative fair value of approximately $557,000 of the $750,000 in proceeds to the 2010 Loan Agreement notes and approximately $193,000 to the 2010 Warrants. The Company has recorded the $193,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $193,000 discount on the note payable — affiliate is netted against the $750,000 note and is being amortized to interest expense using the interest method from July 27, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $750,000 and the unamortized discount was $0.
Interest expenses on the $750,000 July 27, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
July 27, 2010 Borrowing	2010	2009	2010
Interest expense	$48,699	$—	$48,699
Discount amortization	192,745	—	192,745

Total	$241,444	$—	$241,444

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
On September 28, 2010, the Company borrowed the final $300,000 under the 2010 Loan Agreement and the fair value of the note and of the 1,764,706 2010 Warrant Shares related was $300,000 and approximately $165,000, respectively. This resulted in the Company allocating the relative fair value of approximately $193,000 of the $300,000 in proceeds to the 2010 Loan Agreement notes and approximately $107,000 to the 2010 Warrants. The Company has recorded the $107,000 freestanding 2010 Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $107,000 discount on the note payable — affiliate is netted against the $300,000 note and is being amortized to interest expense using the interest method from September 28, 2010 through December 31, 2010, the maturity date of the note payable. At September 30, 2010, the balance of notes payable — affiliate net of discount was $300,000 and the unamortized discount was $0.
Interest expenses on the $300,000 September 28, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
September 28, 2010 Borrowing	2010	2009	2010
Interest expense	$11,712	$—	$11,712
Discount amortization	106,599	—	106,599

Total	$118,311	$—	$118,311

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
Aggregate interest expenses on the $3,000,000 2010 Loan Agreement debt for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Interest expense	$259,521	$—	$259,521
Discount amortization	1,048,226	—	1,048,226

Total	$1,307,747	$—	$1,307,747

At December 31, 2010 the aggregate balance of the 2010 Loan Agreement notes payable — affiliate net of discount was $3,000,000 and the aggregate unamortized discount was $0. The Company has accrued interest of $259,521 as of December 31, 2010, which is included in the Balance Sheet.
Notes Payable Issued November 15, 2010 — 15% — due December 31, 2010 (2010 Loan Amendment)
On October 29, 2010, the Company executed a secured promissory note (the “Bridge Note”) in favor of Bay City Capital Fund IV, L.P., a Delaware limited partnership in the principal sum of $200,000 for general corporate purposes. By the terms of the Bridge Note, upon execution of the 2010 Loan Amendment (as defined below) the unpaid principal amount and accrued and unpaid interest under the Bridge Note automatically converted into obligations of the Company under the 2010 Loan Amendment as advances under the amended and restated promissory notes issued under the 2010 Loan Amendment. The Company accrued $1,397 in unpaid interest for the period October 29, 2010 to November 15, 2010, which is included in the Company’s statement of operations.
On November 15, 2010, the Company entered into an amendment to the 2010 Loan Agreement (“2010 Loan Amendment”) to enable the Company to borrow up to an additional aggregate principal amount of $3,000,000, pursuant to the terms of amended and restated promissory notes issued under the 2010 Loan Amendment. On November 15, 2010, the $201,397 outstanding principal and unpaid interest on the Bridge Note were automatically converted into obligations of the Company under the 2010 Loan Amendment as advances. During the three months ended December 31, 2010, the Company borrowed an additional $800,000 on November 22, 2010. The original 2010 Loan Amendment notes are secured by a lien on all of the assets of the Company. Amounts borrowed under the 2010 Loan Amendment notes accrue interest at the rate of fifteen percent (15%) per annum, which increases to eighteen percent (18%) per annum following an event of default. Unless earlier paid in accordance with the terms of the original 2010 Loan Amendment notes, all unpaid principal and accrued interest shall become fully due and payable on the earlier to occur of (i) December 31, 2010, (ii) the closing of a debt, equity or combined debt/equity financing resulting in gross proceeds or available credit to the Company of not less than $20,000,000, and (iii) the closing of a transaction in which the Company sells, conveys, licenses or otherwise disposes of a majority of its assets or is acquired by way of a merger, consolidation, reorganization or other transaction or series of transactions pursuant to which stockholders of the Company prior to such acquisition own less than 50% of the voting interests in the surviving or resulting entity. On January 14, 2011, as more fully described in Note 14 in the notes to the financial statements, the Company entered into amendments to the 2010 Loan Agreement and 2010 Loan Amendment to extend the maturity date under the 2010 Loan Agreement and 2010 Loan Amendment from December 31, 2010 to June 30, 2011 and on March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011.
Pursuant to the 2010 Loan Amendment, the Company issued to the Lenders additional warrants (the “2010 Additional Warrants”) to purchase an aggregate of 42,253,521 shares (the “2010 Additional Warrant Shares”) of common stock at $0.071 per share. The number of 2010 Additional Warrant Shares is equal to the $3,000,000 maximum aggregate principal amount that may be borrowed under the 2010 Loan Amendment, divided by the $0.071 per share exercise price of the 2010 Additional Warrants. The 2010 Additional Warrant Shares vest based on the amount of borrowings under the 2010 Loan Amendment notes. Based on the $1,001,397 of borrowings, 14,104,183 2010 Additional Warrant Shares are vested and are exercisable as of December 31, 2010. At each subsequent closing, the 2010 Additional Warrants will vest with respect to the additional amount borrowed by the Company. The 2010 Additional Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until November 15, 2015.

On November 15, 2010, the fair value of the $201,397 of bridge loans converted under the terms of the 2010 Loan Amendment and of the 2,836,577 2010 Additional Warrant Shares related to the $201,397 borrowed under the 2010 Loan Amendment was $201,397 and approximately $165,000, respectively. This resulted in the Company allocating the relative fair value of approximately $110,000 of the $201,397 in proceeds to the 2010 Loan Amendment notes and approximately $91,000 to the 2010 Additional Warrants. The Company has recorded the $91,000 freestanding 2010 Additional Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $91,000 discount on the note payable — affiliate is netted against the $201,397 2010 Loan Amendment notes and is being amortized to interest expense using the interest method from November 15, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $201,397 and the unamortized discount was $0.
Interest expenses on the $201,397 November 15, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
November 15, 2010 Borrowing	2010	2009	2010
Interest expense	$3,889	$—	$3,889
Discount amortization	90,722	—	90,722

Total	$94,611	$—	$94,611

The Company estimated the fair value of the 2010 Additional Warrants of approximately $91,000 at November 15, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Additional Warrants at November 15, 2010 (date of inception) are:

November 15, 2010
Expected life from grant date — in years	5.00
Expected volatility	121.67%
Risk free interest rate	1.51%
Dividend yield	—
On November 22, 2010, the Company borrowed an additional $800,000 under the 2010 Loan Amendment and the fair value of the note and of the 11,267,606 2010 Additional Warrant Shares related was $800,000 and approximately $863,000, respectively. This resulted in the Company allocating the relative fair value of approximately $385,000 of the $800,000 in proceeds to the 2010 Loan Amendment notes and approximately $415,000 to the 2010 Additional Warrants. The Company has recorded the $415,000 freestanding 2010 Additional Warrants as permanent equity under accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and accounting guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The $415,000 discount on the note payable — affiliate is netted against the $800,000 note and is being amortized to interest expense using the interest method from November 22, 2010 through December 31, 2010, the maturity date of the note payable. At December 31, 2010, the balance of notes payable — affiliate net of discount was $800,000 and the unamortized discount was $0.
Interest expenses on the $800,000 November 22, 2010 borrowing for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
November 22, 2010 Borrowing	2010	2009	2010
Interest expense	$13,151	$—	$13,151
Discount amortization	415,176	—	415,176

Total	$428,327	$—	$428,327

The Company estimated the fair value of the 2010 Additional Warrants of approximately $415,000 at November 22, 2010 using the Black-Scholes pricing model methodology with assumptions outlined below. The assumptions used to value the 2010 Additional Warrants at November 22, 2010 (date of inception) are:

November 22, 2010
Expected life from grant date — in years	4.98
Expected volatility	121.57%
Risk free interest rate	1.43%
Dividend yield	—
Aggregate interest expenses on the $1,001,397 2010 Loan Amendment debt for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Interest expense	$17,040	$—	$17,040
Discount amortization	505,898	—	505,898

Total	$522,938	$—	$522,938

At December 31, 2010 the aggregate balance of the 2010 amended notes payable — affiliate net of discount was $1,001,397 and the aggregate unamortized discount was $0. The Company has accrued interest of $17,040 as of December 31, 2010, which is included in the Balance Sheet.
Interest expenses in aggregate on the outstanding $14,001,397 debt, including interest on the Bridge Note, for the years ended December 31, 2010 and 2009, and for the period from inception (June 14, 2004) to December 31, 2010 were included in the statement of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(date of inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Interest expense	$2,003,985	$789,041	$2,793,026
Discount amortization	1,558,498	6,944,349	8,502,847

Total	$3,562,483	$7,733,390	$11,295,873

At December 31, 2010 the aggregate balance of the notes payable — affiliate net of discount was $14,001,397 and the aggregate unamortized discount was $0. The Company has accrued interest payable of $2,791,629 and $789,041 at December 31, 2010 and 2009, respectively, which is included in the Balance Sheet.
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
Common Stock — The Company’s authorized common stock was 200,000,000 shares at December 31, 2010 and 2009. Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to preferred stockholder dividend rights.

At December 31, 2010 and 2009, the Company had reserved the following shares of common stock for issuance:

	December 31,	December 31,
	2010	2009
2007 Incentive Award Plan — outstanding and available to grant	3,916,326	3,328,398
Shares of common stock subject to outstanding warrants	143,297,261	83,403,348

Shares of common stock subject to conversion from series C preferred stock	13,986,013	—

Total shares of common stock equivalents	161,199,600	86,731,746

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
Preferred Stock — The Company’s authorized Series A Preferred Stock was 5,000,000 shares at December 31, 2010 and 2009. There were no issued and outstanding shares of Series A Preferred Stock at December 31, 2010 and 2009.
The Company’s authorized Series C Preferred Stock was 17,000 shares at December 31, 2010 and 2009. There were 2,000 shares of Series C Preferred Stock issued and outstanding at December 31, 2010 and 2009. The Series C Preferred Stock is not entitled to receive dividends, has a liquidation preference amount of one thousand dollars ($1,000.00) per share, and has no voting rights, except as to the issuance of additional Series C Preferred Stock. Each share of Series C Preferred Stock became convertible into common stock on June 13, 2010. The Series C Preferred Stock is convertible into common stock in an amount equal to (a) the quotient of (i) the liquidation preference (adjusted for recapitalizations), divided by (ii) one hundred and ten percent (110%) of the per share “fair market value” (as defined in the Amended and Restated Certificate of Designation of Preferences and Rights of Series C Preferred Stock of the Company) of the Company’s common stock multiplied by (b) the number of shares of converted Series C Preferred Stock. As of December 31, 2010, the Series C Preferred Stock is convertible into 13,986,013 shares of the Company’s Common Stock. As of December 31, 2010, the Series C Preferred Stock stockholder has not initiated the conversion of the Series C Preferred Stock into the Company’s Common Stock
2002 Stock Option Plans — In November 2002, the Corautus Board of Directors adopted the 2002 Stock Plan, which was approved by Corautus stockholders in February 2003 and was amended by Corautus stockholder approval in May 2004. Under the 2002 Stock Plan, the Board of Directors or a committee of the Board of Directors has the authority to grant options and rights to purchase common stock to officers, key employees, consultants and certain advisors to the Company. Options granted under the 2002 Stock Plan may be either incentive stock options or non-qualified stock options, as determined by the Board of Directors or a committee. The 2002 Stock Plan, as amended in May 2004, reserved an additional 233,333 shares for issuance under the 2002 Stock Plan plus (a) any shares of common stock which have been reserved but not issued under the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as of the date of stockholder approval of the 2002 Stock Plan, (b) any shares of common stock returned to the 1999 Stock Plan, the 1995 Stock Plan and the 1995 Directors’ Option Plan as a result of the termination of options or repurchase of shares of common stock issued under those plans and (c) an annual increase on the first day of each year by the lesser of (i) 20,000 shares, (ii) the number of shares equal to two percent of the total outstanding common shares or (iii) a lesser amount determined by the Board of Directors. Generally, options are granted with vesting periods from one to two years and expire ten years from date of grant or three months after termination of employment or service, if sooner. Under the 2002 Stock Plan, the Company had 0 shares available for future grant as of December 31, 2007. In December 2007, the Company incorporated the outstanding options and shares available for grant into the 2007 Incentive Award Plan.
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

2007 Incentive Award Plan — In December 2007, the Company’s Board of Directors adopted the 2007 Incentive Award Plan. The Company combined the 2002 and 2004 Stock Plan into the 2007 Incentive Award Plan, and added 2.0 million shares available for grant in the form of both incentive and non-qualified stock options which may be granted to eligible employees, directors, and consultants. Only employees are entitled to receive grants of incentive stock options. The 2007 Incentive Award Plan provides that grants of incentive stock options will be made at no less than the estimated fair market value of the Company’s common stock on the date of grant. If, at the time the Company grants an option, the holder owns more than ten percent of the total combined voting power of all the classes of stock of the Company, the option price shall be at least 110% of the fair value. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Option vesting ranges from immediate and full vesting to five year vesting (twenty percent of the shares one year after the options’ vesting commencement date and the remainder vesting ratably each month). Options granted under the 2007 Incentive Award Plan have a maximum term of ten years. Options can only be exercised upon vesting, unless the option specifies that the shares can be early exercised. The Company retains the right to repurchase exercised and unvested shares. Under the 2007 Incentive Award Plan, the Company had 2,068,738 and 587,712 shares available for future grant at December 31, 2010 and 2009, respectively. Under the 2007 Incentive Award Plan, there is an annual “evergreen” provision which provides that the plan shares are increased by the lesser of 500,000 shares or 3% of total common shares outstanding at the Company’s year-end. Effective January 1, 2010 and 2009, the Company added an additional 500,000 shares to the plan pursuant to this provision of the plan.
A summary of stock option award activity from December 31, 2007 to December 31, 2010 follows:

		Weighted
		Average
	Option Shares	Exercise
Stock Option Awards	Outstanding	Price
2007 Incentive Award Plan Options Outstanding — December 31, 2007	2,642,110	$7.02
Granted	332,750	$2.42
Exercised	(32,711)	$0.07
Canceled	(134,222)	$2.72

2007 Incentive Award Plan Options Outstanding — December 31, 2008	2,807,927	$6.77
Granted	11,000	$0.18
Exercised	(57,615)	$0.03
Canceled	(20,626)	$3.79

2007 Incentive Award Plan Options Outstanding — December 31, 2009	2,740,686	$6.90
Granted	—	—
Exercised	(43,057)	$0.03
Canceled	(850,041)	$2.52

2007 Incentive Award Plan Options Outstanding — December 31, 2010	1,847,588	$8.91

As of December 31, 2010, a total of 229,955 shares of stock options were early exercised before the shares were vested pursuant to provisions of the share grants under the 2007 Incentive Award Plan, of which 5,793 shares remain unvested and subject to repurchase by the Company in the event of employee termination.

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2010:

	Options Outstanding			Options Vested or Expected to Vest			Options Exercisable
		Average	Weighted	Number	Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Exercisable or	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Expected to	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Vest	Life (Years)	Price	Exercisable	Price
$0.03	124,897	4.41	$0.03	124,897	4.41	$0.03	124,897	$0.03
$0.14	70,992	5.78	$0.14	70,992	5.78	$0.14	70,992	$0.14
$0.15	40,000	7.96	$0.15	40,000	7.96	$0.15	40,000	$0.15
$2.38	810,000	6.96	$2.38	801,056	6.96	$2.38	622,500	$2.38
$2.90	235,000	7.04	$2.90	231,964	7.04	$2.90	171,354	$2.90
$3.48	219,400	6.59	$3.48	217,656	6.59	$3.48	182,832	$3.48
$5.10	16,725	6.43	$5.10	16,725	6.43	$5.10	16,725	$5.10
$5.55	18,586	6.42	$5.55	18,586	6.42	$5.55	18,586	$5.55
$11.25—$1023.75	311,988	3.90	$42.36	311,988	4.90	$42.36	311,988	$42.36

	1,847,588	6.20	$8.91	1,833,864	6.20	$8.96	1,559,874	$10.07

The weighted-average fair value of options granted was $0.15 in the year ended December 31, 2009. No options were granted in the year ended December 31, 2010. The total intrinsic value of stock options exercised was $897 and $11,865 for the years ended December 31, 2010 and 2009, respectively.
See also Note 8 for stock options with Related Parties.
Restricted Stock — In December 2008, under the provisions of the 2007 Incentive Award Plan, the Company granted employees restricted stock awards for 852,750 shares of the Company’s common stock with a weighted-average fair value of $0.15 per share that vest monthly over a two year period, with acceleration of vesting in the event of a defined partnering transaction related to the development of VIA-2291. The Company recognized $42,572 and $63,389 in stock-based compensation expense in the years ended December 31, 2010 and 2009, respectively, and $108,488 in stock-based compensation expense in the period from June 14, 2004 (date of inception) to December 31, 2010. As the restricted stock awards vested through 2010, the Company recognized the related stock-based compensation expense over the vesting period. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the Company prior to vesting. These stock awards offer employees the opportunity to earn shares of our stock over time. In contrast, stock options give the employee the right to purchase stock at a set price.
A summary of restricted stock activity from December 31, 2007 to December 31, 2010 follows:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2007	—	—
Granted	852,750	$0.15
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2008	852,750	$0.15
Granted	—	—
Vested	(424,916)	$0.15
Forfeited	(3,959)	$0.15

Unvested at December 31, 2009	423,875	$0.15
Granted	—	—
Vested	(298,341)	$0.15
Forfeited	(125,534)	$0.15

Unvested at December 31, 2010	—

Warrants — Affiliates — Pursuant to the terms of the 2009 Loan Agreement as more fully discussed in Note 6 in the notes to the financial statements, the Company issued to the Lenders the 2009 Warrants to purchase an aggregate of up to 83,333,333 shares of common stock at $0.12 per share, which will become fully exercisable to the extent that the entire $10.0 million is drawn. The number of 2009 Warrant Shares is equal to the $10.0 million maximum aggregate principal amount that may be borrowed under the 2009 Loan Agreement, divided by the $0.12 per share exercise price of the 2009 Warrants, which is fixed on the date of the 2009 Loan Agreement. The 2009 Warrant Shares vest based on the amount of borrowings under the 2009 Notes and based on the passage of time. For each $2.0 million borrowing, 8,333,333 2009 Warrant Shares vested and are exercisable immediately on the date of grant, and 8,333,333 vested and are exercisable 45 days thereafter as the Company had met certain conditions provided for in the 2009 Warrant, including that the Company did not complete a $20.0 million financing, as defined in the 2009 Loan Agreement, within 45 days of the borrowing. At each subsequent closing, the 2009 Warrants will vest with respect to additional shares in proportion to the additional amount borrowed by the Company at the same coverage ratio as the initial closing and at the same vesting schedule, such that one-half of such additional shares will vest on the date of the subsequent closing and the remaining one-half of such shares will vest 45 days after such closing if certain conditions are met as provided for in the 2009 Warrants. The 2009 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 12, 2014. Based on the $10.0 million of borrowings, all 83,333,333 2009 Warrant Shares are vested and are exercisable on December 31, 2010.
As described more fully in Note 6 in the notes to the financial statements, at December 31, 2009, the Company computed the fair value of the 83,333,333 2009 Warrant Shares related to the aggregate $10.0 million of borrowings under the 2009 Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the 2009 Warrants of approximately $6.9 million was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Pursuant to the terms of the 2010 Loan Agreement as more fully discussed in Note 6 in the notes to the financial statements, the Company issued to the Lenders the 2010 Warrants to purchase an aggregate of up to 17,647,059 shares of common stock at $0.17 per share, which will become fully exercisable to the extent that the entire $3.0 million is drawn. The number of 2010 Warrant Shares is equal to the $3.0 million maximum aggregate principal amount that may be borrowed under the 2010 Loan Agreement, divided by the $0.17 per share exercise price of the 2010 Warrants, which is fixed on the date of the 2010 Loan Agreement. The 2010 Warrant Shares vest based on the amount of borrowings under the 2010 Loan Agreement notes. The 2010 Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until March 26, 2015. Based on the $3.0 million of borrowings, 17,647,059 2010 Warrant Shares are vested and are exercisable on December 31, 2010.
As described more fully in Note 6 in the notes to the financial statements, at December 31, 2010, the Company computed the fair value of the 17,647,059 2010 Warrant Shares related to the $3.0 million of borrowings under the 2010 Loan Agreement utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the 2010 Warrants of approximately $1,048,226 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.
Pursuant to the terms of the 2010 Loan Amendment as more fully discussed in Note 6 in the notes to the financial statements, the Company issued to the Lenders the 2010 Additional Warrants to purchase an aggregate of up to 42,253,521 shares of common stock at $0.071 per share, which will become fully exercisable to the extent that the entire additional $3.0 million is drawn. The number of 2010 Additional Warrant Shares is equal to the additional $3.0 million maximum aggregate principal amount that may be borrowed under the 2010 Loan Amendment, divided by the $0.071 per share exercise price of the 2010 Additional Warrants, which is fixed on the date of the 2010 Loan Amendment. The 2010 Additional Warrant Shares vest based on the amount of borrowings under the 2010 Loan Agreement notes. The 2010 Additional Warrant Shares, to the extent they are vested and exercisable, are exercisable at any time until November 15, 2015. Based on the $1,001,397 of borrowings, 14,104,183 2010 Additional Warrant Shares are vested and are exercisable on December 31, 2010.
As described more fully in Note 6 in the notes to the financial statements, at December 31, 2010, the Company computed the fair value of the 14,104,183 2010 Additional Warrant Shares related to the additional $1,001,397 of borrowings under the 2010 Loan Amendment utilizing the Black-Scholes pricing model. In accordance with the provisions of derivative financial instruments indexed to and potentially settled in a Company’s own stock, accounting for derivative instruments and hedging activities, and accounting for convertible debt and debt issued with stock purchase warrants, the relative fair value assigned to the 2010 Additional Warrants of approximately $505,898 was recorded as permanent equity in additional paid-in capital in the Stockholders’ Equity (Deficit) section of the Balance Sheet.

Warrants — Other — The Company assumed obligations for certain warrants issued by Corautus in connection with previous financings and consulting engagements. As of December 31, 2010, outstanding warrants to purchase approximately 9,762 shares of common stock at exercise prices of $10.05-$19.50 will expire at various dates through February 2013.
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
In March 2008, the Company granted warrants to a financial communications and investor relations firm to purchase 125,000 shares of the Company’s common stock at a fixed purchase price of $3.00 per share. As of March 1, 2008, 25,000 shares immediately vested, 50,000 will vest immediately upon attaining a Share Price Goal (as defined in the warrant) of $5.00, 25,000 shares will vest immediately upon attaining a Share Price Goal of $7.50, and 25,000 shares will vest immediately upon attaining a Share Price Goal of $10.00. The contractual service period and vesting period within which to attain the performance vesting ended December 31, 2008 and June 30, 2009, respectively. The 100,000 performance based warrants expired unvested on June 30, 2009. The remaining vested 25,000 shares expire August 31, 2013. The warrants are expensed as stock-based compensation expense over the service vesting period in the statements of operations. The warrants were fully expensed in 2008.
8. RELATED PARTIES
As more fully described in Note 6 in the notes to the financial statements, in March 2009, the Company entered into the 2009 Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $10.0 million. In March 2010, the Company entered into the 2010 Loan Agreement with its principal stockholder and one of its affiliates, as the Lenders, whereby the Lenders agreed to lend to the Company in the aggregate up to $3.0 million. In November 2010, the Company entered into the 2010 Loan Amendment to enable the Company to borrow up to an additional aggregate principal amount of $3.0 million.
The Company terminated its licensing agreement with Leland Stanford Junior University (“Stanford”) effective February 2009. The Company’s founding Chief Scientific Officer (“Founder”) was an affiliate of Stanford and is a stockholder of the Company. The Company paid consulting fees to the Founder of $0 and $7,500 in the years ended December 31, 2010 and 2009, respectively. While the Company did not issue any stock options in years ended December 31, 2010 and 2009, the Company did issue 10,000 and 42,300 stock options to the Founder in the years ended December 31, 2008 and 2007, respectively. Using the Black-Scholes pricing model, the Company valued the 10,000 option shares granted in 2008 at a fair value of $0.0973 per share or $973 using an expected life of 5.0 years, a 1.5% risk free interest rate, an 81% volatility rate, and the grant date fair market value of $0.15 per share. The options were fully vested at the grant date, December 17, 2008, and expire December 17, 2018. Using the Black-Scholes pricing model, the Company valued the 42,300 option shares granted in 2007 as of December 31, 2010 at fair values ranging from $0.159 per share to $0.188 per share or an aggregate of $731 using an expected life ranging from 6.59 to 6.96 years, a risk free interest rate ranging from 2.56% to 2.70%, a volatility rate ranging from 115% to 116%, and the fair market value stock price at December 31, 2010 of $0.04 per share. The options become fully vested in the period from August 2, 2011 through December 17, 2011 and expire in the period from August 2, 2017 through December 17, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations, resulting in expense of ($2,622) and $2,706 in the years ended December 31, 2010 and 2009, respectively. The Company revalues non-employee options quarterly based on the closing stock price of the Company’s common stock on the last day of the quarter, and does a final valuation on the last option vesting date based on the closing stock price of the Company’s common stock on the last vesting date.
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

From the Company’s inception through February 4, 2010, the Company’s Chief Development Officer (“Officer”) was also an employee of the Company’s primary investor. The Company paid the Officer compensation of $44,384 and $60,000 in the years ended December 31, 2010 and 2009, respectively. The Company did not grant any options to the Officer in fiscal years ended December 31, 2010 and 2009. However, the Company granted 26,921, 35,685, and 15,611 shares of stock options to the CDO in 2007, 2006, and 2005, respectively. The options granted in 2005 became fully vested in the period from June 1, 2005 through June 1, 2006 and expire on June 29, 2015. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations. The options granted in 2006 became fully vested in the period from November 29, 2006 through November 29, 2007 and expire on November 29, 2016. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations. Using the Black-Scholes pricing model, the Company valued the 2007 options at fair values ranging from $2.43 to $5.78 per share or an aggregate fair value of $95,284 using an expected life of from 5.27 to 6.02 years, a 4.20% to 4.639% risk-free interest rate, a 67% to 77% volatility rate and the fair market value stock prices of the Company’s common stock on the grant dates ranging from $3.48 to $5.89 per share. The options become fully vested in the period from November 29, 2007 through August 2, 2011 and expire in the period from January 23, 2017 through August 2, 2017. The Company expensed the options as stock-based compensation expense over the vesting period in the statements of operations resulting in expense of $1,135 and $11,195 in the years ended December 31, 2010 and 2009, respectively.
Effective July 1, 2009, the Company sub-leased property in the Company’s office facilities in its headquarters in San Francisco, California on a month-to-month basis to an affiliate of the Company’s primary investor for $279 per month. Effective May 17, 2010, the Company sub-leased additional space within the same premises to the affiliate and the lease was amended to increase the rent to $907 per month through June 30, 2010 and $930 from July 1, 2010 through June 30, 2011. The Company received rent from the tenant in the amount of $8,186 and $1,674 in the years ended December 31, 2010 and 2009, respectively, which were included as a reduction to rent expenses in the statement of operations for the year ended December 31, 2010.
Effective September 15, 2010, the Company sub-leased property in the Company’s office facilities in its headquarters in San Francisco, California for one year to an additional affiliate of the Company’s primary investor for $5,241 per month. The Company received rent from the tenant in the amount of $18,517 in the year ended December 31, 2010, which was included as a reduction to rent expenses in the statement of operations for the year ended December 31, 2010.
9. COMMITMENTS
Operating Leases — The Company leases its office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and accrues for rent expense incurred but not paid. As more fully discussed in Note 13 in the notes to the financial statements, on June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey. As a result, the Company recorded rent expense of $65,000, which reflects the cost incurred by the Company, in settlement with the landlord, to vacate the lease for which the Company will no longer receive any economic benefit.
Rent expense, including lease settlement costs, for the years ended December 31, 2010 and 2009, respectively, and for the period from June 14, 2004 (date of inception) to December 31, 2010, was included in the statements of operations as follows:

			Period from
			June 14, 2004
	Years Ended		(Date of Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Research and development expense	$142,365	$121,986	$660,089
General and administrative expense	204,390	312,570	1,121,750

Total	$346,755	$434,556	$1,781,839

Future minimum lease payments under non-cancelable operating leases, including lease commitments entered into subsequent to December 31, 2010 are as follows:

Amount
2011	$323,792
2012	331,971
2013	139,742

Total minimum lease payments	$795,505

Operating lease obligations reflect contractual commitments for the Company’s office facilities for its headquarters in San Francisco, California.

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
The following table reconciles the amount of income taxes computed at the federal statutory rate of 34% for all periods presented, to the amount reflected in the Company’s statement of operations for the years ended December 31, 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Tax provision (benefit) at federal statutory income tax rate	(34)%	(34)%
State income taxes, net of federal income tax effect	(4)	(6)
Adjustments of deferred tax assets	4	—
Other	—	1
Valuation allowance	34	39

Income tax expense (benefit)	0%	0%

The tax effect of temporary differences related to various assets, liabilities and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Deferred tax assets and liabilities:
Net operating loss carryforwards	$8,588,541	$6,214,313
Tax credit carryforwards	131,200	115,393
Property and equipment and intangibles	12,189,197	10,953,858
Other	1,294,510	1,638,641

	22,203,448	18,922,205
Less valuation allowance	(22,203,448)	(18,922,205)

Net deferred tax assets and liabilities	$—	$—

The net valuation allowance increased by $3,281,243 and $8,271,398 during the periods ended December 31, 2010 and 2009, respectively, principally related to increased net operating loss carryforwards.
The Company has federal net operating loss carryforwards of approximately $22,070,552 as of December 31, 2010 that expire beginning in 2026. The Company has California state net operating loss carryforwards of approximately $15,693,647 as of December 31, 2010 that expire beginning 2016. The Company has New Jersey state net operating loss carryforwards of approximately $19,992,088 as of December 31, 2010 that expire beginning 2013. The Company has Pennsylvania state net operating loss carryforwards of approximately $1,086,788 that expire beginning 2030. The Company also has federal, California state, and New Jersey state research and development tax credits of approximately $327,953, $290,757, and $206,282, respectively. Federal research credits will expire beginning 2026, California state credits can be carried forward indefinitely, and New Jersey state credits will expire beginning in the year 2022.
Utilization of the net operating loss and tax credit carryforwards were subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company experienced a change of control which resulted in a substantial reduction to the previously reported net operating losses at December 31, 2008. As of December 31, 2010, the net operating loss carryforwards continue to be fully reserved and any reduction in such amounts as a result of this study would also reduce the related valuation allowances resulting in no net impact to the financial results of the Company.
At December 31, 2010, the Company had unrecognized tax benefits of $659,992, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Balance at January 1, 2009	$274,130
Additions based on tax positions related to current year	310,580
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	—
Settlements	—

Balance at December 31, 2009	$584,710
Additions based on tax positions related to current year	104,122
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(28,840)
Settlements	—

Balance at December 31, 2010	$659,992

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2010. The tax years 2006 through 2010 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.
The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2011.
11. EMPLOYEE BENEFIT PLANS
The Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Employees of the Company are eligible to participate in the Company’s 401(k) plan. Employees participating in the plan are permitted to contribute up to the maximum amount allowable by law. Company contributions are discretionary and only safe-harbor contributions were made in 2010 and 2009. The Company made safe-harbor contributions to certain plan participants in the aggregate amount of $58,869 and $94,529 in the years ended December 31, 2010 and 2009, respectively, and $208,523 for the period from June 14, 2004 (date of inception) to December 31, 2010.
12. RESTRUCTURING COSTS
On March 26, 2010 the Company’s Board of Directors approved a restructuring of the Company to reduce its workforce and operating costs effective March 31, 2010. The reduction in workforce decreased total employees by approximately 63% to a total of six employees and increased the focus of future operating expense on research and development activities. This decision resulted in recording a charge to operating expenses of approximately $106,959 and $0 in the years ended December 31, 2010 and 2009, respectively. This charge includes cash costs of restructuring, principally related to severance and related medical costs for terminated employees, of approximately $411,000, and non-cash charges of $227,000 primarily related to costs associated with excess facilities at the Company’s corporate headquarters, offset by approximately $531,000 related to the reversal of previously recorded incentive award accruals recorded as of December 31, 2009. In addition to this restructuring charge, the Company paid terminated employees $178,000 for amounts accrued for unused vacation and sick pay. The total cash cost of the restructuring costs, and amounts for accrued COBRA, vacation and sick pay, was $589,000, all of which was paid as of December 31, 2010. As of December 31, 2010, the Company had a balance of $104,675 in accrued non-cash restructuring costs, all of which consisted of excess facility lease costs, which is included as a current obligation on the balance sheet.
13. LEASE ABANDONMENT COSTS
On June 1, 2010, the Company abandoned its office space leased in Princeton, New Jersey. Previously, the Company had leased approximately 4,979 square feet in Princeton, New Jersey, where its Senior Vice President, Research and Development, was located. This lease was to have expired on April 2, 2012. The sublease was to have expired on January 15, 2012. In November 2010, the Company and the landlord agreed to a settlement whereby the Company paid $65,000 to the landlord in exchange for vacating the lease. The Company has no other obligations under the settlement agreement. The Company recorded the $65,000 in research and development operating expense in the statement of operations in the year ended December 31, 2010.

14. SUBSEQUENT EVENTS
On January 14, 2011, the Lenders agreed to modify the 2010 Loan Agreement and the 2010 Loan Amendment to extend the repayment terms of the aggregate $6.0 million borrowings under the 2010 Loan Agreement and the 2010 Loan Amendment from December 31, 2010 to June 30, 2011. On this date the Company borrowed an additional $500,000 in principal amounts under the 2010 Loan Amendment. Refer to Note 6.
On March 24, 2011, the Company entered into a second amendment to further extend the maturity date to September 30, 2011. On this date the Company borrowed an additional $1,498,603 which is the final drawdown on the 2010 Loan Amendment. Refer to Note 6.
15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(2,919,753)	(2,092,638)	(2,118,323)	(2,470,601)
Net loss per share — Basic and diluted	(0.14)	(0.11)	(0.10)	(0.12)
Net loss	(2,919,753)	(2,092,638)	(2,118,323)	(2,470,601)

2009
Net service revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss before extraordinary items and cumulative effect of any accounting change	(4,302,138)	(4,391,189)	(8,038,046)	(4,246,951)
Net loss per share — Basic and diluted	(0.22)	(0.22)	(0.40)	(0.21)
Net loss	(4,302,138)	(4,391,189)	(8,038,046)	(4,246,951)